Form 10-K
period 1993-12-31
PEC ISRAEL ECONOMIC CORP
filed 1994-03-31
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
    (Mark One)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended               December 31, 1993
                             -------------------------------------------
                                                     OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from                     to
                                   --------------------   --------------

                              Commission file number 2-1271
                                                     ------

                             PEC Israel Economic Corporation
- ------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Maine                              13-114-3528
- -------------------------------------------        ---------------------
         (State or other jurisdiction               (I.R.S. employer
      of incorporation or organization)            identification no.)


      511 Fifth Avenue, New York, New York                 10017
- ------------------------------------------          --------------------
    (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code  (212) 687-2400
                                                         ---------------

    Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ---------------------

    Common Stock (par value $1.00 per share)     New York Stock Exchange
- -------------------------------------------      -----------------------

    Securities registered pursuant to Section 12(g) of the Act:

                                   None
- ------------------------------------------------------------------------
                             (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



                                             Exhibit Index is on Page 116.
                                             Page 1 of 184 pages.

         The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 24, 1994 was approximately $157,211,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

         As of March 24, 1994, 18,758,588 shares of Common Stock were outstanding.


                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed in connection with its 1994 Annual Meeting of Shareholders are incorporated by reference in Part III.

                            PART I
                            ------

Item 1. BUSINESS
- ----------------

   PEC Israel Economic Corporation ("PEC" or the "Company") organizes, acquires interest in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. PEC is often involved in the early development of a company and has participated in the organization of over 100 Israeli enterprises since its incorporation in 1926. The Company participates actively in management and is involved in a broad cross-section of Israeli companies engaged in various fields of business, including high technology and communications, manufacturing, building and construction, shipping and consumer products.

   Among PEC's holdings are significant interests in Scitex Corporation Ltd. and Elron Electronic Industries Ltd., Israel's largest paint producer (Tambour Ltd.), Israel's largest manufacturer of cans and metal packaging material (Caniel-Israel Can Company Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), one of Israel's largest shipping companies (El-Yam Ships Ltd.) and one of the largest supermarket chains in Israel (Super-Sol Ltd.).

   PEC acquires interests in companies which have attractive long-term growth potential. PEC generally seeks to acquire and maintain a sufficient equity interest in a company to permit PEC, in conjunction with other companies controlled by IDB Holding Corporation Ltd. ("IDB Holding" and, together with the companies controlled by it, the "IDB Group"), to have a significant influence in the management and operation of that company. PEC emphasizes the potential for long-term capital appreciation over the ability or intention of an enterprise to provide a cash return in the near future. Among the other factors PEC considers in determining whether to acquire an interest in a specific enterprise are quality of management, global or domestic market share, export sales potential and ability to take advantage of the growth of the domestic Israeli economy.

   IDB Holding, through its majority owned subsidiary, IDB
Development Corporation Ltd. ("IDB Development"), owns beneficially approximately 70% of the outstanding Common Stock of PEC. IDB
Holding is controlled by Mr. Raphael Recanati, Chairman of the Board of PEC, and members of his family.

   IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding $1.8 billion at December 31, 1993. Discount Investment Corporation Ltd. ("Discount Investment"), another indirect subsidiary of IDB Holding, owns shares of many Israeli companies in which PEC has holdings and has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity invested by the paying party in business opportunities initiated or initially presented by the other. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies located in Israel in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis.
PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

   PEC believes that its agreements with Discount Investment and PEC's relationship with the IDB Group afford PEC an important source of new business opportunities in Israel, significant influence in the management and operations of companies in which PEC holds shares and savings in PEC's cost of conducting its business.

   PEC has received an Order from the United States Securities and Exchange Commission determining that it is not an investment company within the meaning of the Investment Company Act of 1940. In light of the Order, PEC has determined that its business holdings should continue to be concentrated in Israel-related companies that it, IDB Holding and other members of the IDB Group control or in which they exercise a significant influence.

       The Affiliates

         The following chart lists by industry group the companies in Israel or related to Israel in which PEC holds voting equity interests (the "Affiliates"), the principal business of each such company and, with respect to each such company, the percentage of equity owned directly by each of PEC, Discount Investment and the IDB Group in the aggregate. For additional information with respect to the Affiliates, including information with respect to carrying values, see Note 3 of Notes to Consolidated Financial Statements of PEC and Subsidiaries.


                                                                             Percentage
                                                                       Equity Ownership as of
                                                                          December 31, 1993
                                                                     ---------------------------

                                                                            Discount     IDB
                                       Principal Business            PEC   Investment   Group(1)
                                       ------------------            ---   ----------   --------

       High Technology and Communications
       Scitex Corporation Ltd.         Color Electronic              6.0%     5.9%       23.8%
                                       Prepress Systems

       Elron Electronic                Diversified High             11.3     21.8        33.1
       Industries Ltd.                 Technology Holdings

       Tevel Israel International      Cable Television             23.7     24.7        48.4(2)
       Communications Ltd.

       Tel-Ad Jerusalem Studios        Television Station           ----     23.0        23.0(3)
       Ltd.

       Gilat Satellite Networks        Satellite Communi-            9.8      9.1        18.9
       Ltd.                            cations

       Gilat Communication             Cable Television             10.7     10.8        21.5(4)
       Engineering 1990 Ltd.

       Electronics Line (E.L.)         Electronic Security          13.9     13.9        27.8
       Ltd.                            Systems

       RDC-Rafael Development          High Technology              16.7     16.7        50.1(5)
       Corporation Ltd.                Products

       Lipman Electronic               Electronic and Computerized   6.1      6.1        12.2
       Engineering Ltd.                Systems

       Nice Systems Ltd.               Electronic Defense            5.9      6.0        11.9
                                       Systems

       Gemini Israel Fund L.P.         Venture Capital Fund         11.2     11.2        29.9(6)
                                       (Primarily High Technology)

       Advent Israel Limited           Venture Capital Fund          5.4      5.4        10.8(7)
       Partnership                     (Primarily High Technology)




                                                                       Percentage
                                                                 Equity Ownership as of
                                                                    December 31, 1993
                                                               ---------------------------

                                                                      Discount     IDB
                                 Principal Business            PEC   Investment   Group(1)
                                 ------------------            ---   ----------   --------

 High Technology and Communications (continued)

 Logal Educational Software      Educational Software          7.7%     7.7%      44.8%(8)
 and Systems Ltd.

 Adir International              Outgoing International Tele- 24.9     25.1       50.0
 Communications Services         communication Services from
 Ltd.                            Israel

 Tius Elcon Ltd.                 Electronic Products          13.0     13.0       26.0

 Sign-On Computer Communi-       Private Network Communi-     13.2     13.3       26.5
 cations Services Ltd.           cations

 RTS Telecommunications          International Telecom-       15.0     15.0       30.0
 Services Ltd.                   munication Services
                                 in St. Petersburg, Russia

 RPA Leasing Inc.                Lessor of Telephone          25.0     25.0       50.0
                                 Equipment

 Pharmos Corporation             Development-Stage Phar-       0.4      0.4        0.8
                                 maceutical Company

 Incubator for Technological     Support of Development Stage   -        -          - (9)
 Enterpreneurship Kiryat         High Technology Companies
 Weizmann Ltd.

 Industry

 Tambour Ltd.                    Paint and Related Products   44.9     22.4       67.3(10)

 Caniel-Israel Can               Cans and Metal Packaging     28.2     14.2       42.4
 Company Ltd.

 Mul-T-Lock Ltd.                 Security Locking Systems     13.6     13.6       27.2

 Klil Industries Ltd.            Aluminum Extrusions          15.1     33.9       49.0

 Lego Irrigation Ltd.            Irrigation Equipment         16.0     16.0       32.0(11)

 Maxima Air Separation           Industrial Gas Separation    11.7     11.6       23.3(12)
 Center Ltd.

 Tefron Ltd.                     Lingerie and Undergarments   13.0     13.0       26.0





                                                                       Percentage
                                                                 Equity Ownership as of
                                                                    December 31, 1993
                                                               ---------------------------

                                                                      Discount     IDB
                                 Principal Business            PEC   Investment   Group(1)
                                 ------------------            ---   ----------   --------

 Construction and Development

 Property and Building           Real Estate Development and  30.6%   14.0%       51.2%
 Corporation Ltd.                Management

 Camdev Ltd.                     Real Estate Development      26.0    ----       100.0


 Shipping, Marketing and Other

 El-Yam Ships Ltd.(13)           Bulk Shipping                10.1    14.3        24.4

 Super-Sol Ltd.                  Supermarkets                 18.9    16.2        49.9(14)

 General Engineers Limited       Distribution of             100.0    ----       100.0
                                 Equipment and Consumer
                                 Products

 Bulk Trading Corporation        Grain Import Services        50.0    50.0       100.0
 Ltd.


 (1)    Total holdings of members of the IDB Group.
 (2)    Interests in Tevel Israel International Communications Ltd. are held through a holding company, DIC and PEC Cable TV Ltd.
 (3)    PEC has contracted with Discount Investment to purchase from Discount Investment an
        11.5% interest in Tel-Ad Jerusalem Studios Ltd. and has paid the purchase price in advance.  The purchase is subject to the approval of the
        Israel Television Authority.
 (4)    As a result of a private placement by Gilat Communication Engineering 1990 Ltd.
        in January 1994, as of March 24, 1994, PEC owned 10.0%, Discount Investment owned
        10.1% and the IDB Group owned 20.1%, respectively, of the ordinary shares of Gilat
        Communication Engineering 1990 Ltd.
 (5)    Interests in RDC-Rafael Development Corporation Ltd. are held through a holding company, DEP Technology Holdings Ltd.
 (6)    PEC owns 18.5% of Gemini Capital Fund Management Ltd., the general partner of
        Gemini Israel Fund L.P., which has a nominal equity interest in Gemini Israel Fund
        L.P.  The interests of PEC, Discount Investment and the IDB Group in Gemini Israel
        Fund L.P. represent nonvoting limited partnership interests.
 (7)    Represents interests in Advent Israel Limited Partnership and a parallel limited partnership (together, "Advent Israel"), on a combined basis, other than in the assets and results of operations attributable to Advent Israel's interest in
        Gemini Israel Fund L.P.




 (8)    The ownership interest of the IDB Group includes the 26.9% ownership interest of
        Gemini Israel Fund L.P. in Logal Educational Software and Systems Ltd.
 (9)    PEC and Discount Investment have each contracted to purchase a 16.65% interest in
        the Incubator for Technological Entrepreneurship Kiryat Weizmann Ltd.   Upon
        completion of such purchases, the IDB Group will have a 33.3% interest in the
        Incubator for Technological Entrepreneurship Kiryat Weizmann Ltd.
 (10)   As the result of the exercise of options for ordinary shares of Tambour Ltd. after
        December 31, 1993, including all of the one year options that were sold in the initial public offering by Tambour Ltd. in February 1993, as of March 24, 1994, PEC
        owned 41.3%, Discount Investment owned 20.5% and the IDB Group owned 61.8%, respectively, of the ordinary shares of Tambour.
 (11)   As the result of an initial public offering by Lego Irrigation Ltd. in January
        1994, as of March 24, 1994, PEC owned 13.0%, Discount Investment owned 13.0% and the IDB Group owned 26.0%, respectively, of the ordinary shares of Lego Irrigation
        Ltd.
 (12)   As the result of sales of ordinary shares of Maxima Air Separation Center Ltd. after
        December 31, 1993, as of March 24, 1994, PEC owned 11.2%, Discount Investment owned
        11.3% and the IDB Group owned 22.5%, respectively, of the ordinary shares of Maxima
        Air Separation Center Ltd.
 (13)   Includes the Company's interests in Financial Holdings El-Yam (Hamigdal) Ltd.
 (14)   As the result of purchases of ordinary shares of Super-Sol Ltd. made in March 1994 by
        Discount Investment, as of March 24, 1994, PEC owned 18.9%, Discount Investment owned 16.6% and the IDB Group owned 50.3%, respectively, of the ordinary shares of
        Super-Sol Ltd.


   PEC also owns nonvoting preferred stock of Israel Discount Bank of New York representing approximately 8.6% of Israel Discount Bank of New York's total outstanding equity as of December 31, 1993.


High Technology and Communications

   Scitex Corporation Ltd. ("Scitex"). Scitex develops, manufactures, markets and services color electronic prepress systems for the printing and publishing industries worldwide.
The color prepress process includes the input, assembly, editing and integration of color images (photographs and artwork) and text and production of color separation films used to prepare printing plates for high quality, high volume printing. Scitex's products are used to automate the prepress production of high resolution color printed media such as magazines, trade journals, newspapers, catalogs, annual reports and advertising. These products allow users to work throughout the color prepress process in a digital environment, significantly reducing production time, material waste and labor requirements, while improving image and color quality and facilitating design creativity.

   Scitex provides customers with a broad range of connectivity (the ability to connect to many types of systems and protocols), including a wide selection of integrated solutions in PostScript, a popular page description language, for the desktop publishing, graphic arts and high-end prepress markets. Its communications products streamline multinational news publishing.

   Scitex pioneered the development of color electronic prepress systems with the introduction in 1979 of the first digital workstation for page layout and the editing and assembly of color images. Since that time, Scitex has introduced a full range of color electronic prepress products. Scitex has designed its products to operate on a stand-alone basis or to be combined in networks that meet the unique application requirements and production environments of its customers. Scitex is the global market leader in its industry and has installed more than 3,000 color electronic prepress systems worldwide. Customers include Time, Fortune, Sports Illustrated, The New York Times, National Geographic, USA Today, Rizzoli, A. Mondadori, Bauer Druck, Gutenberghus, Tappan Group, Dai Nippon Printing, Asahi Shimbun, Sara Lee and Pepsico.

   Scitex, through its wholly owned subsidiary Leaf Systems, Inc. ("Leaf"), designs, develops, manufactures and markets products for scanning, transmitting and handling color and black-and-white photographic images, particularly for newspaper, magazine, photojournalism and desktop publishing applications. Leaf has developed innovative digital cameras and camera backs for capturing color images directly into the computer, bypassing the film and scanning stages.

   Iris Graphics, Inc. ("Iris"), a subsidiary of Scitex, is the world's leading developer and manufacturer of high quality color inkjet printers. The printers produce high-resolution prints and proofs on various types of paper and other material. Iris has adapted an automatic inkjet printer for medical imaging, reducing the cost of duplicate films without compromising the quality of the images. In addition to the Iris products, Scitex also markets a very large format inkjet printer that prints color billboards.

   Scitex markets and sells its products primarily through wholly owned subsidiaries in North America, Europe, and Hong Kong, and through a joint venture in Japan. In these markets, Scitex and its Japanese joint venture sell primarily through their direct sales force personnel. Virtually all of Scitex's sales are outside of Israel.

   In 1993, Scitex entered the high-speed, variable data, digital printing market through its acquisition of Eastman
Kodak's Dayton Operation which develops, manufactures and markets very high speed black and white ink-jet printers, used primarily for promotional and mail applications.

   Scitex's ordinary shares are listed for quotation on the National Association of Securities Dealers Automatic Quotation System/National Market System ('NASDAQ/NMS') (symbol "SCIXF"). PEC, Discount Investment, Clal Electronics Industries Limited ("Clal"), another member of the IDB Group, and International Paper Company are parties to a shareholders' agreement with respect to their ordinary shares of Scitex that, among other things, (i) provides that Scitex have a board of directors of 13 members, consisting of the current chief executive officer of Scitex (for as long as he holds that office) and four nominees designated by each of PEC and Discount Investment as a group, International Paper Company and Clal, (ii) provides that the Chairman of the Board of Scitex and of its executive committee be selected from the directors designated by PEC, Discount Investment and Clal and (iii) restricts the acquisition and disposition by such shareholders of ordinary shares of Scitex.

   Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service state-of-the-art electronic systems and products for diagnostic medical imaging, defense electronics, high speed data communications, automated optical inspection, manufacturing automation and quality control applications. Its affiliates also produce software and expert systems designed to enhance productivity and systems which provide rapid prototyping and low-volume production of application specific integrated circuits. Elron has organized, invested in and developed companies with promising new technologies believed to have global marketing potential that could benefit from ties with Israel. Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies.


     Elron's affiliates include publicly-traded and privately-held companies. Its principal publicly-traded affiliates are Elbit Ltd. (39% owned - advanced electronic systems and products for defense, medical, industrial and commercial applications - NASDAQ/NMS symbol "ELBTF"); Elscint Limited, a 55% owned subsidiary of Elbit Ltd. (diagnostic medical imaging systems and products - New York Stock Exchange, Inc. symbol "ELT"); Fibronics International Inc. (42% owned - local area networking (LAN) and inter-networking solutions for enterprise level information distribution and a comprehensive integrated network management system - NASDAQ/NMS symbol "FBRX"); Orbotech Ltd. (19% owned - equipment for automated optical inspection and computer-aided design for the printed circuit industry and laser imaging equipment for graphic arts and optical inspection for production of liquid crystal flat panel displays - NASDAQ/NMS symbol "ORBKF") and NetManage Inc. (4% owned - integrated set of connectivity applications and development tools for the Microsoft Windows operating environment - NASDAQ/NMS symbol "NETM"). Among Elron's privately-held affiliates are Chip Express Corp. (48% owned - rapid prototyping and low-volume production of application specific integrated circuits); Zoran Corp. (17% owned
- - integrated circuits for digital signal image processing compression and enhancement); ServiceSoft Corporation (21% owned - software systems for automation of field service and maintenance of complex systems and products); and Adar International Inc. (100% subsidiary-development of computer-based courseware). Elbit Ltd., together with Elbit's 55% subsidiary, Elscint Limited, is Elron's largest holding and accounts for the major part of Elron's revenues and earnings.

     Elron's ordinary shares are listed for quotation on the NASDAQ/NMS in the United States (Symbol "ELRNF") and on the Tel
Aviv Stock Exchange ("TASE").

     Tevel Israel International Communications Ltd. ("Tevel"). PEC owns, through its interest in DIC and PEC Cable TV Ltd., 23.7% of Tevel, which was established in 1988 to develop, construct and operate cable television systems in Israel. PEC's partners in Tevel are Discount Investment and United International Holding Inc., a publicly traded American corporation that provides multi-channel television services outside the United States. Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod-Ashkelon and the Nazareth-Jezreel Valley. These franchises include approximately 290,000 households - approximately 24% of the homes in Israel. Tevel commenced cable broadcasting in the Tel Aviv area during 1990, in Ashdod in the beginning of 1991 and in Nazareth in the beginning of 1993. As of the end of December 1993, Tevel had completed the network construction in almost all of these areas. As of February 1, 1994, Tevel had approximately 175,000 subscribers, constituting approximately 64% of the households in the area in which network construction has been completed.

     At present, Tevel offers customers a package of 38 channels, including local, national and regional broadcasting channels, satellite delivered channels from Europe and Asia and five channels, subtitled in Hebrew, that are programmed by all of the cable companies in Israel - a movie channel, a sports channel, a family entertainment channel, a science, nature and cultural channel and a children's entertainment channel. Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft and gives Tevel the opportunity to offer in the future additional programming for which it may charge separately.

     Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location. Tel-Ad produces a broad spectrum of programs, including documentaries, popular entertainment shows, educational programs and commercials.

     In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station, the only privately operated commercial television station. Tel-Ad is responsible for the entire programming for two days every week and for every Saturday in a four month period every year. Broadcasts on the second television station began in November 1993.

     Currently, PEC has no interest in Tel-Ad. PEC has contracted to purchase an 11.5% interest in Tel-Ad from Discount Investment Corporation Ltd. and has paid the purchase price in advance. The purchase is subject to the approval of the Israel Television Authority. Upon completion of the purchase, PEC will be obligated to guarantee approximately $3.6 million of Tel-Ad's obligations.

     Gilat Satellite Networks Ltd. ("Gilat Satellite"). Gilat Satellite designs, develops, manufactures, markets and supports very small aperture terminal ("VSAT") satellite networks for voice and data communications. VSAT networks provide satellite-based communication between a central location (a "hub") and a large number of geographically-dispersed locations. Gilat Satellite markets principally three product lines:

     o TwoWay VSAT - an interactive network for transaction oriented data communications. It may be used for credit card authorization, inventory control, drug prescription verification, reservation processing, on-line lotteries and automatic teller machine (ATM) transactions.

     o OneWay VSAT - a data broadcast network used for the distribution of real-time financial information, newswire broadcasts, paging signals to remote transmitters, point-to-multipoint facsimile transmissions and compact disc quality FM music. Value added services available on OneWay VSAT include business news television, background music and electronic advertising.

     o FaraWay VSAT - a rural telephony network that delivers telephone services, facsimile transmissions and data communications to remote and undeveloped areas that lack adequate telecommunications infrastructure.

     Gilat Satellite has established strategic relationships for product development and marketing with GTE Spacenet Corporation, Comsat Technology Services and GTECH Corporation in the United States and with ANI Bosch in Germany and Alcatel SESA in Spain.

     In March 1993, Gilat Satellite had an initial public offering of its stock in the United States and its stock is now traded on the NASDAQ/NMS under the trading symbol "GILTF".

     Gilat Communication Engineering 1990 Ltd. ("Gilat Communication"). Gilat Communication offers engineering design and technical and managerial consulting services for all types of telecommunication, cable television and satellite communication systems. Gilat Communication also specializes in network management, systems monitoring and maintenance services for telecommunication and cable television systems. Through a company it established with Sign-On Computer Communications Services Ltd. and Elbit Ltd., Gilat Communication provides point to point international satellite communication services to corporate clients in Israel.

     In 1994, Gilat Communication intends to operate satellite networks in Israel that will serve beeper companies, insurance agencies, education and vocational training centers and hospitals and clinics.

     Electronics Line (E.L.) Ltd. ("Electronics Line"). Elec-tronics Line is engaged in the design, development, production, international marketing and servicing of advanced electronic home and business security systems, including passive infrared motion detectors, alarms and radio or telephone operated devices for communication with central monitoring stations. Electronics Line has been innovative in the application of radio communication and infrared and microwave technologies to several devices. Electronics Line generates more than 90% of its revenues from sales outside of Israel. Electronics Line's stock is traded on the TASE.

     RDC-Rafael Development Corporation Ltd.("RDC").   RDC was
established in July 1993 to conduct the commercial exploitation of non-military applications of technologies developed by Rafael Armament Development Authority, a division of the Israel Ministry of Defense ("Rafael"). Rafael is one of Israel's largest industrial enterprises and Israel's largest research and development organization, employing over 3,000 individuals who hold a doctorate degree or an advanced engineering degree.

     The two shareholders of RDC are DEP Technology Holdings Ltd., a holding company owned equally by PEC, Discount Investment and Elron Electronic Industries Ltd., all members of the IDB Holding Group, and Galram Technology Industries Ltd., the Israeli governmental entity in charge of the commercial exploitation in non-military markets of Rafael's technologies.

     RDC, through its interests in the following companies, is working on several projects, including development of the products and processes set forth below:

     o Powerspectrum Technology Ltd., which is developing a wireless telecommunications network that provides full duplex service, utilizing frequency hopping-multiple access technology.


     o Carcom Carry Communications Ltd., which manufactures the BIPSAT, a briefcase portable satellite communication terminal for global communication.

     o Oramir Semiconductor Equipment Company Ltd., which produces the L-Stripper, a new process that allows the removal of photoresist in the manufacturing process of silicon wafers used in the semiconductor industry.

     o Semiconductor Engineering Laboratories Ltd., which manufactures the MC 100, a semiautomatic system for the preparation of cross-sectional samples of semiconductor wafers for examination by a scanning electron microscope.

     Lipman Electronic Engineering Ltd. ("Lipman"). Lipman develops, manufactures and markets a variety of sophisticated electronic and computerized systems primarily for communication applications. Lipman's products include test and enhancement systems for public telephone exchanges, equipment for electronic fund transfers and systems that combine electronic cash registers with the verification and implementation of credit card transactions at points of sale.

In May 1993, Lipman completed an initial public offering of its stock in Israel and its stock is now traded on the TASE.

     Nice Systems Ltd. ("Nice"). Nice is engaged in the development and manufacture of high technology electronic systems, including electronic defense systems, and high speed data communication networks. Nice concentrates in the areas of data communications and voice storage and retrieval systems, designing and manufacturing high speed network equipment, including ATM switches, fiber distribution data interface (FDDI) bridges and routers, network analyzers and voice loggers. Nice has jointly developed and marketed products in the United States with TRW, TRW's subsidiary ESL, Retix and Tekelec. Nice's stock is traded on the TASE.

     Gemini Israel Fund L.P. ("Gemini") and Advent Israel Limited Partnership ("Advent Israel"). In 1993, PEC, Discount Investment, Advent International Corporation, an American company that initiates and manages venture capital funds, and Yozma Venture Capital Ltd., a corporation formed by the Israeli government to encourage Israeli private industrial enterprises ("Yozma"), established a $36 million investment program with two components, Gemini and Advent Israel.

     Gemini is a venture capital limited partnership that invests in high technology and industrial companies located in Israel, especially those that are export oriented and are in the early stages of their development.

     Advent Israel is a venture capital limited partnership managed by Advent International that acquires interests in high technology companies that are located both in Israel and outside Israel whose businesses are related to Israel. Advent Israel is a limited partner in Gemini.

     Advent Israel and a parallel limited partnership have received capital commitments from their partners of $20 million, of which Advent Israel and such limited partnership have agreed to invest $10.75 million in Gemini and to invest $9.25 million in portfolio companies. Gemini has received capital commitments of approximately $26.75 million from its partners. Combined, Gemini and Advent Israel constitute a substantial venture capital program whose purpose is to invest in companies located in Israel or related to Israel.

     PEC has made a $3 million capital commitment to Gemini. PEC's partners in Gemini are Discount Investment, Scitex and Elron (two of PEC's affiliated companies), Advent Israel and Yozma. Gemini may offer PEC and the other partners the opportunity to purchase interests in entities in which Gemini is acquiring an interest.

     At the end of 1993, Gemini had invested an aggregate of approximately $4.0 million in the following five companies:

     o Logal Educational Software & Systems Ltd., a corporation that develops, designs and publishes educational software. PEC also has a direct interest in Logal.

     o Holo-Or Ltd., a designer and manufacturer of products based on proprietary diffractive optics technology.

     o GeneSoft Ltd., a corporation that develops application performance tuning tools for mainframe and client-server software systems.

     o OrNet Data Communication Technologies Ltd., a designer and developer of subsystems and complete hardware/software systems for boosting the performance of local area networks
(LANs).

     o Aisys Ltd., a designer and developer of software for automatic programming of silicon microcontrollers to operate peripherals.

     PEC is a limited partner in Advent Israel and has made a $500,000 capital commitment to Advent Israel. As a limited partner in Advent Israel, PEC has an indirect interest in all of Advent Israel's holdings other than Advent Israel's interest in Gemini. One of Advent Israel's first acquisitions was the purchase of an interest in P-Com Inc., a California manufacturer of microwave radios for short (1 to 20 kilometers) range telecommunications interconnections. Much of the technology P-Com utilizes was developed in Israel.

     Logal Educational Software and Systems Ltd. ("Logal").
Logal develops, designs, and publishes educational software based on the philosophy that learning is the active construction of knowledge.

     Logal's software consists of simulation-based programs that integrate sophisticated authoring systems, multimedia, animation, spreadsheets, and numerous output options in a format that complements varied learning situations. Logal's complete line of products consist of Explorer, an award-winning series for
                    --------
physics, biology, and chemistry, Tangible Math, a complete
                                 -------------
curriculum mathematics program group and two unique reading comprehension programs, What's the Story? and Colorful Clues.
                        ----------------      -------- -----
Logal recently produced its first program in compact disc-read only memory "CD-ROM" format and plans to develop curriculum materials utilizing this technology.

     Adir International Communications Services Ltd. ("Adir"). Adir, which began operations in 1992, provides outgoing international telephone service and facsimile communications from Israel, primarily serving corporate clients. Adir was granted licenses by Israel's Ministry of Communications to provide these services in direct competition with Bezeq, Israel's government controlled telephone company. Adir is able to charge customers who make a substantial number of outgoing international telephone calls and facsimile transmissions lower rates than Bezeq because of the lower costs of Adir's telecommunications network.

     Tius Elcon Ltd. ("Tius Elcon"). Tius Elcon initiates, designs, develops, produces and sells electronic products for the home care market, concentrating on the over-the-counter paramedical and healthful food preparation markets. Its products include the Memotherm Baby Thermometer, which permits accurate non-invasive measurement of a baby's temperature, and the Fertimeter, a device that can predict, through sampling of uterine mucus, the date a woman will ovulate three days in advance. Substantially all of Tius Elcon's products are exported.

     Sign-On Computer Communications Services Ltd. ("Sign-On").
Sign-On, which began operations in 1992, furnishes private network telecommunications to corporate clients in Israel.
Through a company it established with Gilat Communication
Engineering 1990 Ltd. and Elbit Ltd., Sign-On provides point to point international satellite communication services to corporate clients in Israel.

     RTS Telecommunications Services Ltd. ("RTS"). RTS was formed in 1992 by PEC, Discount Investment and American and Russian investors to provide international telecommunication services. RTS provides major hotels in St. Petersburg, Russia with direct dialing international telephone service by means of a microwave and satellite based network which connects the hotels with international telephone networks, utilizing the services of Adir International Communications Services Ltd.

     RPA Leasing Inc. ("RPA"). RPA was formed in 1992 to lease telecommunication equipment to other companies. RPA has leased for a five year term ending in December 1998 telephone equipment and switchboards to a Russian company for use in major hotels in St. Petersburg, Russia.

     Pharmos Corporation ("Pharmos"). Pharmos is a development-stage pharmaceutical company that specializes in the design and formulation of novel, proprietary drug-delivery technologies targeting diseases of the eye, principally glaucoma and ocular inflamation, and the brain, principally stroke and head trauma. Chemically manipulated, the drugs are targeted for
- - and become activated within - the specific organ, minimizing the occurrence of local and systemic toxic side effects and increasing the drugs' therapeutic index. The common stock of Pharmos is traded on the NASDAQ/NMS under the trading symbol "PARS".

     Incubator for Technological Entrepreneurship Kiryat Weizmann Ltd. ("Incubator Company"). Incubator Company, an affiliate of the Weizmann Instutute of Science, provides managerial and administrative support and facilities to initial development stage companies that Incubator Company believes can successfully develop products for commercial use utilizing novel technologies. PEC has contracted to acquire a 16.65% interest in Incubator Company. In connection with such acquisition, PEC has agreed to purchase a 5% interest in up to 12 new companies that are admitted to the Incubator Company program for a purchase price of $10,000 for each 5% interest. As part of such purchase, PEC will receive the right to increase its interest in each new company by an additional 8% if an interest in the new company is purchased by a third party. The purchase price of such 8% interest is to be based on the purchase price paid by the third party. Discount Investment also has contracted to acquire a 16.65% interest in Incubator Company on the same terms as PEC.

Industry

     Tambour Ltd. ("Tambour"). Tambour is Israel's largest paint producer. Its products include a wide range of water-based and synthetic paints, polyurethanes, epoxies, varnishes, texture coatings and primers, as well as special purpose paints for aviation and marine application. Tambour currently supplies approximately 70% of Israel's paint requirements and exports its products to over 30 countries. Its products are sold throughout Israel.

     Tambour's strategy is to diversify into areas where it can apply its managerial and technological expertise. Through its affiliates, Tambour is involved in production and marketing of water treatment facilities and chemicals (Italchem-Ayalon Ltd.), metal treatment chemicals (Chemitas 1988 Ltd.), glues and emulsions (Serafon Resinous Chemicals Corp. Ltd.), industrial sewage treatment systems (Aniam Ltd.) and the manufacture of printing ink (Tzah-Israeli Printing Inks Ltd.). Tambour also produces decorative wall-facing bricks. In February 1993, Tambour had an initial public offering of its stock in Israel and its stock is traded on the TASE.

     Caniel-Israel Can Company Ltd. ("Caniel"). Caniel is Israel's largest manufacturer of cans and metal packaging material for processed and canned foods, soft drinks and beer. Caniel utilizes the latest technology to produce a full line of high quality products. It is Israel's only manufacturer of beverage cans. Caniel has converted its production line for soft drinks and beer packaging from tin plate to aluminum. The new aluminum cans improve the protection of packaged drinks and are more economical to recycle than tin cans. The new cans are opened by using a new "stay-on tab" rather than a "pull-off tab".


     Caniel also manufactures metal packaging for a variety of industrial and household products such as paints, lubricants, detergents and aerosols. Substantially all of Caniel's cans are used in Israel. Caniel also produces biodegradable plastic bottles for soft drinks and mineral water. Caniel's stock is traded on the TASE.

     Mul-T-Lock Ltd. (Mul-T-Lock"). Mul-T-Lock designs, manufactures, markets and installs high security locking systems. Mul-T-Lock's products include various types of security locks, decorative security doors, bomb, gas and fire resistant steel doors and windows, automobile transmission locks, sophisticated cylinders and a line of high security off-the-shelf products, including padlocks with accessories. The cylinders and padlocks include telescopic pin-tumblers for which keys are produced by a computer-controlled machine. Many of Mul-T-Lock's products are protected by patents and proprietary designs. Mul-T-Lock markets its products throughout Israel and in over 50 countries worldwide.

     Mul-T-Lock manufactures machinery for lock manufacturing and is also the exclusive distributor in Israel of doors and gates made by Stanley U.S.A. Mul-T-Lock's stock is traded on the TASE.

     Klil Industries Ltd. ("Klil"). Klil is engaged in aluminum extrusion, including casting of billets, manufacturing of extrusion dies and painting of extrusions. Klil is a leading supplier of aluminum extrusions in the form of semi-finished painted and mill-finished products for industry, as well as finished aluminum products to the building industry, such as windows, doors, curtain walls and shutters. Substantially all of Klil's products are sold in Israel. Klil's stock is traded on the TASE.

     Lego Irrigation Ltd. ("Lego", formerly named Lego M. Lemelstreich Ltd.). Lego develops and manufactures irrigation equipment. Lego invented and patented the labyrinth dripper irrigation system and has developed and patented the world's smallest adjustable ball driven sprinkler. Lego's products, which are used in gardening and agriculture, range from small "Do-It-Yourself" irrigation systems to large turnkey irrigation systems for farms. Lego's products are exported throughout the world. In 1993 Lego began to manufacture the Pulsator, an irrigation system using a new proprietary technology that utilizes micro-sprinklers, micro-sprays and drip irrigation.

     At the end of 1993, Lego had an initial public offering of its stock in Israel and its stock is now traded on the TASE.

     Maxima Air Separation Center Ltd. ("Maxima"). Maxima is Israel's second largest producer of industrial and specialized gases with a market share in Israel of approximately 45%. Its primary products are nitrogen and oxygen which it extracts from the air at its plant in the Negev desert in southern Israel. Nitrogen is used in the petro-chemical industry and in fire prevention devices. Oxygen is used primarily in hospitals and in welding in the construction industry. Maxima's customers are mainly larger industrial users of gases.

     Maxima also sells argon and acetylene and has facilities for mixing industrial gases and for filling containers with helium and hydrogen. Maxima imports specialized gases for laboratories and for use in the electronics industry.

     During 1994, Maxima plans to increase its capacity to produce gases by approximately 35%. Maxima's stock is traded on the TASE.

     Tefron Ltd. ("Tefron"). Tefron designs, manufactures and markets high quality lingerie and undergarments for women, men and children for sale in Israel and for export. It operates sewing, cutting and knitting plants and a development center for the design and manufacture of its products. Tefron's products are marketed in Israel under Tefron's brand names and in Western Europe and the United States under the brand names of leading department stores.

Construction and Development

     Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel and is engaged, directly and through its subsidiaries and affiliates, in the development, construction and sale of residential and office buildings, the construction and rental of industrial, office and commercial developments, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. The companies accounted for approximately 36% of Israel's total citrus exports in 1993. In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality projects for sale principally to upper income purchasers; such projects generally include recreational and commercial facilities. Property & Building owns approximately 340,000 square meters of floor space located mainly in prime areas which it rents to tenants. The occupancy rate for its rental properties is approximately 98%. A subsidiary of Property & Building owns interests in modern sports complexes in Israel. The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE.

     Camdev Ltd. ("Camdev"). Camdev, which is 74% owned by Property & Building, is building 64 residential housing units of a planned 94 units in the Pisgat Zeev neighborhood of Jerusalem. The property that is being developed is part of a housing development Camdev previously built and represents substantially the entire balance of the property held by Camdev for development.

Shipping, Marketing and Other

     El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through sub-sidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grains, coal and iron ore. Its fleet, which aggregates approximately 724,000 deadweight tons, is operated under charters for varying durations. El-Yam has been engaged in the worldwide shipping business for over 40 years.

     El-Yam owns nonvoting preferred stock of FHEY representing substantially all of the equity in FHEY. FHEY in turn owns approximately 35.55% of IDB Holding. IDB Holding owns through subsidiaries approximately 70.3% of PEC's common stock. PEC owns 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14% of such voting shares.

     Super-Sol Ltd. ("Super-Sol"). Super-Sol operates one of the largest chains of supermarkets throughout Israel. In addition to food, its 76 supermarkets sell consumer items such as household goods and textiles. Its supermarkets include 44 neighborhood Super-Sol stores, which cater primarily to high and middle income families with emphasis on a wide variety of high quality food products and services, 17 large regional Hypercol stores, located primarily in industrial areas and serving predominately high and middle income families with both food and other products, and 13 Gal-Yarok stores, located primarily in lower income areas. Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by telephone.

     The food industry in Israel is characterized by increasing competition, as department stores have begun to provide food products, and small discount food chains have emerged to meet the needs of large numbers of immigrants who are not familiar with supermarket shopping and who have limited financial resources. Increased capital available to competing supermarket chains which are in the process of raising capital from the public may also affect competition. In an effort to retain its significant market share (approximately 32.5% of sales of major chains and 9% of the entire retail food industry in Israel) Super-Sol has extended store hours in some of its stores and has extended the availability and duration of credit to supermarket customers, while continuing to stress high standards of service associated with the Super-Sol name. In addition, in 1993, Super-Sol established a new chain of "food warehouses", named "Machsaney Mazon", which sells a smaller variety of goods than other stores at substantially lower prices and appeals to price-conscious customers. Super-Sol opened its third food warehouse in March 1994.

     A subsidiary of Super-Sol won a bidding contest to purchase a controlling 50% interest in the "Budapest Kozert" company, a chain of 24 supermarkets throughout Hungary. The purchase is subject to the signing of a definitive agreement with the privatization authority in Hungary.

     In March 1994, a company established by Super-Sol and other investors opened the first of what Super-Sol expects to be a chain of office product super stores in Israel.

     Super-Sol holds a substantial interest in a newly established chain of "do-it-yourself" stores in Israel selling building and home improvement products. In 1993, the chain opened its first two stores. Super-Sol's stock is traded on the TASE.

     General Engineers Limited ("General Engineers"). General Engineers merchandises, installs and services equipment for the following markets in Israel: Energy - power generation and power delivery equipment; Medical - diagnostic x-ray, ultra-sound and surgical equipment; Scientific - diffraction and spectroscopy systems; General Industry - a wide variety of electrical and mechanical systems, and industrial diamonds; Lighting - lamps and luminaires; Household Appliances - major appliances and housewares. This variety of equipment is manufactured by various United States and European manufacturers. General Engineers is the only distributor and service agent for certain General Electric equipment in Israel, and is the exclusive distributor of equipment in Israel for American Sterilizer Co., Lapp Insulator Inc., Softronics Ltd., Black & Decker, Okonite, Liebherr, Zerowatt, 3-L Filters and Rigaku Co.

     Bulk Trading Corporation Ltd. ("Bulk Trading") Bulk Trading provides a full range of import services to major grain companies in Israel, including purchasing, locating suitable vessels for shipment, coordinating shipments, arranging for letters of credit, and arranging for loading, discharge and storage facilities.

     Israel Discount Bank of New York ("IDBNY"). PEC owns 75,251 shares of nonvoting preferred stock of IDBNY with a carrying value of approximately $27 million. IDBNY is a New York State chartered, full-service commercial bank, with its principal office and one additional branch in New York City, a branch in the Cayman Islands, a banking subsidiary in Uruguay and representative offices in London, Paris, Toronto and Montreal. IDBNY also maintains an international banking facility at its headquarters in New York City. As of December 31, 1993, IDBNY had consolidated assets of $3.5 billion, total deposits of $3.1 billion and total capital funds (including subordinated capital notes and the allowance for possible loan losses) of $350 million. Its net income was $11 million in 1993, $14 million in 1992 and $11 million in 1991. IDBNY was ranked by The American
                                                   ------------
Banker as the 16th largest commercial bank in New York State and
- ------
the 144th largest commercial bank in the United States in terms of deposits as of December 31, 1993. IDBNY is a member of the Federal Deposit Insurance Corporation. It is a subsidiary of Israel Discount Bank Ltd. ("IDBL"), the third largest bank in
Israel.   The terms of the IDBNY preferred stock held by PEC
provide for a yearly dividend equal to the preferred stock's share of the net income of IDBNY for the year, based generally on the preferred stock's proportionate share of IDBNY's total shareholder equity in that year. For this purpose, the preferred stock constitutes 8.6% of the total shareholders' equity for the year beginning January 1, 1994. IDBL has an option to acquire the preferred stock at any time until September 1995 at a price equal to approximately $27 million. If IDBL at any time disposes of IDBNY shares representing more than 75% of the equity or voting power in IDBNY, PEC has the right to require the purchase of the preferred stock at a price equal to approximately $27 million.

Conditions in Israel

     Substantially all of the Company's Affiliates conduct their principal operations in Israel and are directly affected by economic, political and military conditions in that country. The manufacturing operations of certain of the Affiliates are heavily dependent upon components imported from the United States and other countries, and a substantial majority of the sales of some Affiliates are made outside Israel. Accordingly, the results of operations of the Company and substantially all of the Affiliates could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be interrupted for substantial periods.

     Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying as to degree and in-tensity, among Israel and various Arab countries. A peace agreement between Israel and Egypt was signed in 1979 and limited economic and full political relations have been established between the two countries. Since October 1991, Israel and certain of its neighbors have held direct negotiations to end the state of hostility between them and establish peace. In September 1993, Israel entered into a Declaration of Principles with the Palestine Liberation Organization (the "PLO"), which sets forth a basic framework for continued negotiations between Israel and the PLO with respect to ending the state of hostility between such parties. Although negotiations are continuing among Israel, certain of its neighbors and the PLO, to date such negotiations have not resulted in any definitive agreement.

     Since December 1987, civil unrest has existed in the territories which Israel has administered since 1967. To date, the ongoing civil unrest has not had a material adverse impact on the financial condition or operations of the Affiliates. No predictions can be made whether a resolution of these problems will be achieved or the nature thereof, or whether the continuation of the civil unrest in these territories may have a material adverse impact on the operations of the Affiliates in the future.

     All male adult citizens and permanent residents of Israel under the age of 51 are, unless exempt, obligated to perform approximately 48 days of military reserve duty annually. Some unmarried women up to age 24 may also be required to perform up to 48 days of annual military reserve duty. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Many of the Affiliates' male officers and employees are currently obligated to perform annual reserve duty. While the Affiliates have operated effectively under these requirements since their organization, no assessment can be made of the full impact of such requirements on the Affiliates' work forces or businesses if conditions should change, and no prediction can be made as to the effect on the Affiliates of any expansion or reduction of such obligations.

     The results of operations of certain of the Affiliates have been favorably affected by their participation in Israeli Government programs related to research and development, foreign currency exchange rate insurance, taxation and capital investment incentives, some of which have been reduced in recent years. Their results of operations would be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if their ability to participate in these programs were significantly reduced.

Demographics

     Since the beginning of 1990, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union.

Approximately 550,000 new immigrants arrived through the end of 1993, of which approximately 77,000 arrived in 1993, and it is expected that additional immigrants will arrive in Israel during the next few years. While the number of immigrants in 1993 was lower than in 1990 and 1991, the future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union. If the number of additional immigrants is substantial, the increased population will place an increased strain on government services, short-term economic development and national resources.

     The Israeli Government has found it necessary to raise additional revenue and to dedicate substantial funds to support programs, including housing, education and job training, designed to assist in the absorption of the new immigrants. Israeli Government policy in this area is in flux, and no prediction can be made as to the policies that will be adopted in the future or the effect thereof on other government spending programs, including defense. However, the increased immigration may also benefit Israel and its economy in the long-term by providing highly educated, cost competitive labor and by stimulating its growth.

     While a decrease in the rate of immigration would relieve strain on government services, short-term economic development and national resources, such a decrease could also have a negative effect on those Affiliates whose revenues are derived mainly from the sale of products and services in Israel. These Affiliates include housing developers, such as Property & Building, manufacturers of supplies for the construction and housing industry, such as Tambour, and purveyors of food and other necessities, such as Super-Sol. No assessment can be made of the full impact of a significant change in the flow of immigration on the results of operations of these Affiliates or the other companies in which PEC has an interest.

     The State of Israel receives significant amounts of economic and military assistance from the United States. In addition, in 1992 the United States agreed to provide Israel with supplemental assistance in the form of up to $10 billion of loan guarantees in order to help meet the strains imposed by increased immigration. In 1993, Israel borrowed $2 billion that was guaranteed by the United States. The borrowed funds were used to bolster Israel's foreign exchange reserves and to fund increased investments, mainly in infrastructure. Israel plans to borrow $2 billion per year guaranteed by the United States over the next four years. The Israeli economy would suffer material adverse consequences were such economic, military and supplemental assistance to be significantly reduced.

Economy

     In 1993, the Israeli economy once more achieved an annual growth rate in excess of the growth rates recorded by the economies of almost all other developed countries. The year was also a turning point. Export industries became the leading growth sector of the economy, replacing the construction industry as the major source of economic expansion. The increasing predominance of export industries represents a highly favorable structural change in the economy.

     Gross domestic product ("GDP") increased by 3.5% in 1993, fueled by the production of tradable goods, an activity which can provide a basis for sustained economic growth, rather than construction activity, which can have only a limited effect on long-term growth. Although the increase in GDP in 1993 was lower than in previous years, it was more than double the average annual growth rate achieved since 1990 by countries belonging to the Organization for Economic Cooperation and Development (the
OECD). Moreover, GDP growth accelerated during the second half of 1993, increasing by 8% compared to the first half of the year.

     Exports of goods and services rose by 11.8% in real terms during 1993 to reach $22.3 billion, following a decrease of 1.5% in 1991 due to the Gulf War and an increase of 14.4% in 1992. Unlike 1992, when much of the increase in exports resulted from a growth in tourism, most of 1993's growth in exports is attributable to an increase of 15% in industrial exports (excluding diamonds). This change is the clearest indication that tradable goods are growing as a percentage of total GDP.
The growth of exports in 1993 is all the more impressive in view of an increase in international trade of only 3%. Approximately 25% of the growth in merchandise exports is attributable to increased sales to Eastern Europe and the Far East. As a result of this increase, the proportion of total exports to Israel's traditional markets in the United States and Europe declined. However, this decline may be partially reversed now that West European economies are gradually recovering from a long recession, and may be more receptive to imports from Israel. Earnings from tourism rose by 16%. In dollar terms, merchandise exports rose by 13% to $14.1 billion and industrial exports (excluding diamonds) increased by 15% to $10.19 billion. The fastest growing industrial export sectors were metals, machinery and electronics (26%) and chemicals (21%). Exports of polished diamonds reached almost $3 billion, an increase of 13% from 1992. Citrus exports grew by 13% in 1993, enabling overall agricultural exports to rise by 1% to $558 million, after declining by 14% in 1992.

     Imports of civilian goods and services (which exclude defense imports) rose by 13.9% in real terms to $28.2 billion in

1993, resulting in an excess of imports of civilian goods and services over exports of such goods and services (an "import surplus") of $5.9 billion. This import surplus was greater than the adjusted 1992 figure of $5.4 billion. Most categories of imports increased, especially imports of industrial raw materials, which grew because of their reduced prices in 1993 and an anticipated rise in business activity. The reduced price of imports was partly the result of a policy of permitting increased foreign competition in the economy. The strong performance by Israeli industrial exporters led to a slight reduction in the civilian trade deficit (the excess of merchandise imports over exports) from $6.3 billion in 1992 to $6.18 billion in 1993.

     The economy was adversely effected by the closure of the administered territories, which resulted in a temporary disruption of agricultural production, delays in infrastructure investment, and a faster than intended decline in housing construction.

     Despite the continued growth in the labor market resulting from immigration and increased overall labor force participation, the unemployment rate fell from 11.2% in 1992 to an annual average of 10.4% during the whole of 1993, and 9.0% in the last quarter of the year. The rapid 4.1% growth in the labor force to
1.9 million was exceeded by the even faster 5.7% increase in the number of Israelis employed (an additional 94,000 employed persons). This increase in employment resulted from a number of developments, principally a decrease in the number of hours worked per job (in 1992, employers preferred to pay for more overtime hours rather than recruit new workers); the replacement of workers from the territories by Israelis; labor-intensive job creation schemes; and the establishment of stricter criteria for receiving unemployment benefits, encouraging the unemployed to accept available jobs. Special progress was made during the year in absorbing immigrants within the labor force, resulting in a decrease in the unemployment rate among immigrants from 29% percent in 1992 to 20% in 1993. In addition, more immigrants found work in their fields of training. Although Israel's rate of unemployment is rather high compared to many Western countries, unemployment in Israel is structurally quite different, because of much faster growth in both job creation and the labor force. Initial estimates show that real wages in 1993 remained practically unchanged compared to 1992. Wages fell in the business sector by approximately 1.0% and rose by 1.5% in the public sector.

     The consumer price index (CPI) rose by 11.25% in 1993, a higher rate than in 1992, due in part to a rise in housing prices (a major component of the index) following a decrease in 1992. There was a very uneven pattern of price increases during 1993.

Overall, the inflation rate was moderated by a number of factors, including a slower increase in the use of resources, a reduction in the budget deficit (which alleviated demand pressures and boosted confidence in the government's economic policy) and the government's efforts to prevent the cost of price-controlled commodities from increasing beyond the general level of price rises. Increased foreign competition and cheaper imports also helped moderate price rises. The stabilizing effect of low inflation provided an incentive for export-led growth in 1993, as did the reduction in government involvement in the economy, which allowed more resources to be channeled into the business sector.


     During 1993, the New Israel Shekel ("NIS") was devalued from
NIS 2.76 to $1.00 to NIS 2.99 to $1.00, an 8% devaluation.

     Israel had approximately $6.4 billion of foreign exchange reserves at the end of 1993 compared to $5.1 billion at the end of 1992, $6.3 billion at the end of 1991, $5.2 billion at the end of 1990 and $4.4 billion at the end of 1989.

Item 2. PROPERTIES
- ------------------
        None.

Item 3. LEGAL PROCEEDINGS
- -------------------------
        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------
        None.


Executive Officers of the Registrant
- ------------------------------------
                                                     Date First
                                                     Elected to
Name                        Age    Position            Office
- ----                        ---    --------          ----------

Joseph Ciechanover(a)       60     President         Sept. 1980

James I. Edelson(b)         37     Executive         Feb. 1992
                                   Vice President,
                                   Secretary and
                                   General Counsel

William Gold(c)             56     Treasurer         Feb. 1992


    Officers are elected for a one-year term at the Annual
    Meeting of Directors scheduled in June of each year.

   (a) Mr. Ciechanover is a Director of IDB Holding and IDB Development. From 1986 through 1991, Mr. Ciechanover was also Chairman of Israel Discount Bank Ltd. Prior to joining the Company, Mr. Ciechanover was Director-General of Israel's Ministry of Foreign Affairs.

   (b) Mr. Edelson is also U.S. Resident Secretary of IDB Holding. Prior to joining the Company, from August 1988 to January 1992, Mr. Edelson was associated with the law firm of Proskauer Rose Goetz & Mendelsohn, New York, New York.

   (c)  Mr. Gold was Secretary and Assistant Treasurer of the
        Company from August 1970 to February 1992.

                              PART II
                              -------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------
    (a) During 1992 and the beginning of 1993 until January 19, 1993, shares of the Company's Common Stock traded on the American Stock Exchange Composite Tape under the trading symbol ("IEC"). On January 19, 1993, shares of the Company's Common Stock began trading on the New York Stock Exchange under the same trading symbol. At the same time, trading of the Company's Common Stock on the American Stock Exchange was discontinued. The range of high and low sales prices (adjusted for a two-for-one stock split in the form of a stock dividend effected on February 25, 1992) of the Company's Common Stock for each of the fiscal quarters during the last two fiscal years as reported on the American Stock Exchange Composite Tape until January 19, 1993 and as reported on the New York Stock Exchange Composite Tape from January 19, 1993 are set forth below.




              1992                High              Low
              ----                ----              ---
          First Quarter          $21-1/4            $15
          Second Quarter          16-3/4             12-3/4
          Third Quarter           20-1/8             15-3/4
          Fourth Quarter            28               19-7/8

              1993
              ----
          First Quarter          $30-7/8            $24-1/4
          Second Quarter          27-1/4             22-3/8
          Third Quarter           34-1/4             22-3/4
          Fourth Quarter            34               28-1/4


    On March 24, 1994 the closing price of the Company's Common Stock on the New York Stock Exchange was $28.50 per share.

    (b) As of March 24, 1994 there were 2,665 shareholders of record of the Company's Common Stock.

    (c) The Company has not paid cash dividends since 1979. The decision not to pay cash dividends reflects the policy of the Company to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board of Directors.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data for the years ended December 31, 1993, 1992 and 1991, and at December 31, 1993 and 1992, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen & Co. and Haft & Gluckman, each independent public accountants, as indicated in their report included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1990 and 1989, and at December 31, 1991, 1990 and 1989, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen & Co. and Haft & Gluckman in 1991 and 1990 and by Haft & Gluckman in 1989.


                                       1993      1992     1991     1990      1989
                                       ----      ----     ----     ----      ----
                                      (In thousands of dollars except as to per share
                                      amounts which are in dollars adjusted for a
                                      two-for-one stock split in the form of a stock
                                      dividend effected on February 25, 1992 and
                                      except as to the number of shares which are in
                                      thousands of shares adjusted for such stock
                                      split.)


Income from:
  Equity in net income of
  Affiliated Companies               $ 33,542  $ 30,301  $ 25,899  $ 21,954  $ 15,288

Total Revenues                         65,181    60,354    43,205    34,538    30,258

Net Income*                            41,970    33,106    22,099    18,592    15,004

Net Income per Common Share*            2.24      1.89      1.40      1.22      1.02

Weighted Average Number of
Outstanding Common Shares              18,759    17,509    15,733    15,164    14,636

Total Assets                          347,873   314,592   233,905   210,629   182,252

Total Liabilities                      40,636    37,925    27,979    27,968    25,542

Shareholders' Equity                  307,237   276,667   205,926   182,661   156,710

Common Shareholders' Equity
per Common Share                       16.38     14.75     13.07     11.64     10.70

Number of Outstanding Common
Shares at the End of Each Year         18,759    18,759    15,759    15,691    14,636


*Net income for 1989 includes extraordinary credits of $824,000 or $.05 per share of Common Stock. Net income for 1993 is after cumulative effect of change in accounting for income taxes of $(1,173,713) or $(.06) per share of Common Stock.

No dividends were paid during the last five years.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations

Year Ended December 31, 1993
    Compared to Year Ended December 31, 1992

         Consolidated net income increased to $42.0 million in 1993 from $33.1 million in 1992. The increase in consolidated net income in 1993 as compared to 1992 resulted primarily from increases in PEC's equity in net income of Affiliated Companies and in net gain on sales of investments and a decrease in the provision for income taxes. The increase attributable to these factors was partially offset by a decrease in other income and by the effect of PEC's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993.

         PEC's equity in net income of Affiliated Companies in 1993 increased to $33.5 million from $30.3 million in 1992. The increase in equity in net income of Affiliated Companies for 1993 reflects PEC's elimination of approximately $2.2 million of reserves for Tefron that PEC determined were no longer required, PEC's recognition of approximately $1.7 million of equity in net income of C.I.D.L. Inc. ("CIDL") resulting from CIDL's sale of all of its shares of F.I.B.I. Holding Company Limited, its sole asset, and improved results of some of PEC's Affiliated
Companies, principally El-Yam, Property & Building, Super-Sol and
Gilat Satellite. These increases were partially offset by reduced earnings of certain other Affiliated Companies, principally
Scitex, DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel), Tambour and Elron and by losses in respect of Adir, RTS and Bulk Trading.

         PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $11.5 million in 1993 compared to approximately $11.3 million in 1992. Approximately $8.5 million of the net gain on issuance of shares by Affiliated Companies in 1993 resulted from Tambour's sale in February 1993 of ordinary shares and one and two year options to purchase ordinary shares in an underwritten initial public offering in Israel and the subsequent exercise of some of those options. See
Note 3(b) to the Notes to Consolidated Financial Statements with respect to the effect of the exercise in February 1994 of all the then outstanding one year options. Approximately $2.2 million of net gain on the issuance of shares by Affiliated Companies in 1993 resulted from Gilat Satellite's sale in April 1993 of ordinary shares in an underwritten initial public offering in the United States. A private placement of ordinary shares by Mul-T-Lock in January 1993 resulted in PEC realizing approximately $647,000 of net gain on the issuance of shares by Affiliated Companies. The net gain on issuance of shares by Affiliated Companies in 1992 resulted almost entirely from Scitex's sale in May 1992 of newly issued ordinary shares of Scitex to International Paper Company and from Elron's sale in March 1992 of newly issued ordinary shares of Elron to a group of investors in a private placement.

         The net gain on sale of investments in 1993 of approximately $4.1 million resulted from the sale of marketable securities of U.S. companies, the sale of 30% of the shares of Tefron and the sale of a small portion of shares of Maxima, while the net gain on sale of investments in 1992 of approximately $2.0 million resulted from the sale of a small portion of the shares of Mul-T-Lock, the sale of all of PEC's shares in Tedea Technological Development and Automation Ltd. and the sale of marketable securities of U.S. companies.

         The decrease in other income in 1993 reflects principally a loss with respect to PEC's interest in a limited partnership, which limited partnership generated income in 1992.
The amount of the decrease was partially offset by increased fees in 1993 for management services.

         General and administrative expenses in 1993 increased compared to 1992 due in part to the write-off of deferred American Stock Exchange listing fees for PEC's common stock and higher costs for financial and other services provided to the Company.

         The provision for income taxes in 1993 decreased to $7.6 million from $13.2 million in 1992. As described in Note 2 to the Notes to Consolidated Financial Statements, the Company accrues deferred income taxes on undistributed earnings of, gains on issuances of shares by, of Affiliated Companies that are not more than 50% owned by the IDB Group or in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control (the "Majority-Owned Affiliated Companies").
Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies.
The reduced provision for income taxes in 1993 is primarily attributable to an increase in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies in 1993 compared to 1992, including the $8.5 million gain on issuance of shares by Tambour.

         In addition, PEC's provision for income taxes decreased in 1993 as compared to 1992 as a result of PEC's sale of 30% of the shares of Tefron in 1993. Although PEC had no carrying value for its interest in Tefron prior to the sale because the carrying value of its interest in Tefron had previously been reduced as a result of PEC's recognition of Tefron's losses, the basis of PEC's interest in Tefron for tax purposes prior to the sale was the cost of such interest. Upon PEC's sale of 30% of the shares of Tefron, PEC recognized all of the proceeds of such sale as net gain, but for tax purposes PEC realized a capital loss which reduced PEC's provision for income taxes by approximately $1.9 million. As discussed in Note 4 to the Notes to the Consolidated Financial Statements, the foregoing reductions in provision for income taxes were partially offset by an increased provision for income taxes of approximately $800,000 as a result of the increase in 1993 in the United States federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. Approximately $688,000 of this increased provision relates to an additional deferred tax provision as of January 1, 1993.

         Effective on January 1, 1993 PEC adopted SFAS 109, which increased PEC's deferred tax liability by approximately $1.2 million. As discussed in Note 2 to the Notes to the Consolidated Financial Statements, this increased liability has been recorded through PEC's income statement and reported as a cumulative effect of a change in accounting principle.

SHAREHOLDERS' EQUITY

         As a result of the change in the translation method relating to the Company's foreign subsidiaries and certain of its Affiliated Companies described in Note 2 to the Notes to the Consolidated Financial Statements, commencing in 1993, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining income. Should the New Israel Shekel ("NIS") continue to be devalued against the dollar, such cumulative translation adjustments are likely to result in reductions of shareholders' equity. During 1993, the NIS was devalued 8% against the dollar, of which approximately 60% of devaluation for the entire year occurred in the fourth quarter of 1993. As of December 31, 1993, the effect on shareholders' equity was a decrease of approximately $11.6 million.

Year Ended December 31, 1992
     Compared to Year Ended December 31, 1991

         Consolidated net income increased to $33.1 million in 1992 from $22.1 million in 1991. The increase in consolidated net income in 1992 as compared to 1991 resulted from increases in net gain on issuance of shares by Affiliated Companies, PEC's equity in net income of Affiliated Companies, interest and dividend income and other income. These increases were partially offset by reduced net gain on sales of investments and by an increase in the provision for income taxes.

         PEC realized a net gain on issuance of shares by Affiliated Companies of $11.3 million in 1992 compared to a net loss of approximately $242,000 in 1991. Substantially all of the net gain in 1992 was attributable to issuances of shares by two of PEC's Affiliated Companies. In May 1992, Scitex sold newly issued ordinary shares of Scitex to International Paper Company, and, as a result of the sale, PEC realized a gain of $9.1 million and its ownership interest in Scitex was reduced from approximately 6.3% to approximately 5.6%. Earlier, in March 1992, Elron sold to a group of investors in a private placement newly issued ordinary shares of Elron, and PEC realized a net gain on issuance of shares of approximately $1.4 million and its ownership interest in Elron was reduced from 12.2% to 11.3%.

         PEC's equity in net income of Affiliated Companies in 1992 increased to $30.3 million from $25.9 million in 1991. The increase in equity in net income of Affiliated Companies in 1992 reflected improved results of most of PEC's Affiliated Companies, principally DIC and PEC Cable TV Ltd., Tambour, El-Yam, Super-Sol and Scitex. These increases were partially offset by reduced net income of some of PEC's Affiliated Companies, principally Elron and Caniel, and by an increased loss incurred by Tefron. El-Yam, through FHEY, had a 37.35% interest in IDB Holding in 1992, which FHEY acquired at the end of 1991, and El-Yam's 1992 net income reflects El-Yam's equity in the net income of IDB Holding.
On December 31, 1991, PEC sold to IDBL one half of PEC's approximately 18% common equity interest in IDBNY for approximately $27.0 million, a price that equalled the proportionate share of IDBNY's shareholders' equity applicable to that interest and PEC's carrying value of the interest.

         PEC's share of the net income of IDBNY was reflected in equity in net income of Affiliated Companies in 1991 (and accounted for $2.0 million of PEC's equity in net income of Affiliated Companies in 1991), but as a result of PEC's sale of one-half of its interest in IDBNY, PEC ceased to account for its interest in IDBNY on the equity method and, accordingly, equity in net income of Affiliated Companies in 1992 does not include any share of net income of IDBNY. As noted below, PEC exchanged its remaining common equity interest in IDBNY for nonvoting preferred stock of IDBNY on which IDBNY pays a dividend.

         The increase in interest and dividend income in 1992 as compared to 1991 resulted from a substantial increase in funds available for investment. This increase in funds available for investment resulted mainly from PEC's sale of 3,000,000 newly issued shares of common stock in an underwritten public offering on June 1, 1992, generating net proceeds of $37.6 million after underwriting discounts and commissions and other expenses, and PEC's sale on December 31, 1991 of one-half of its 18% common equity in IDBNY on which it realized approximately $22.4 million (net of approximately $4.6 million in taxes). Dividend income also increased as a result of a dividend on the nonvoting preferred stock of IDBNY acquired by PEC in exchange for its remaining common equity interest in IDBNY.

         The net gain on sale of investments in 1992 of approximately $2.0 million resulted from the sale of a small portion of shares of Mul-T-Lock, the sale of all of PEC's shares in Tedea Technological Development and Automation Ltd. and the sale of U.S. common stocks, while the net gain of $5.4 million on sale of investments in 1991 resulted from the sale of a small portion of PEC's shares of Scitex and Elron. The increase in other income in 1992 as compared to 1991 reflects principally the income on PEC's interest in a limited partnership which PEC acquired in February 1992.

         The reduction in interest expense in 1992 as compared to 1991 resulted from the payment of bank debt during 1991. General and administrative expenses for 1992 increased as compared to 1991, primarily due to increased provisions for employee pension expense.

         The provision for income taxes in 1992 increased to $13.2 million from $9.0 million in 1991. The increased provision for income taxes in 1992 was primarily attributable to the substantial increase in the amount and proportion of income other than undistributed earnings of Majority-Owned Affiliated Companies in 1992 compared to 1991, especially increases in gains on issuance of shares by Affiliated Companies which were not Majority-Owned Affiliated Companies and higher dividend and interest income. The provision for income taxes in 1991 also reflected a reduction of approximately $1.6 million of income tax resulting from the settlement of issues relating to the Company's federal income tax returns through 1986 for which reserves had previously been provided. The effects of these factors were partly offset by the fact that the results for 1991 included a provision of approximately $4.6 million relating to the sale by PEC in that year of approximately one half of its common equity interest in IDBNY.

Liquidity and Capital Resources

         As of December 31, 1993, PEC's liquid assets
(consisting of cash, cash equivalents, marketable securities of U.S. companies and marketable bonds and notes) totaled approximately $75 million. For the year ended December 31, 1993, PEC received cash dividends and interest totalling $8.7 million (including $5.3 million of dividends received from the Affiliated Companies) which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

         During 1993, PEC received a total of $25.0 million of additional funds, of which $2.3 million was generated from the sale of securities of Affiliated Companies, $15.9 million was generated from the sale of marketable securities of U.S. companies and $6.8 million was generated from the collection of notes, loans and U.S. Government and State obligations.

         During 1993, PEC purchased securities of new and existing Affiliated Companies for approximately $17.3 million.
The new Affiliated Companies, and PEC's purchase price for their securities, include Lego-$2.2 million, Adir-$1.1 million, Lipman-$1.7 million, Gemini-$.9 million and Tius Elcon-$.3 million. The existing Affiliated Companies in which PEC purchased securities in 1993 and the purchase price for such securities consist primarily of Scitex-$4.4 million, Klil-$3.2 million, Nice-$.9 million and Gilat Satellite-$.9 million. During 1993, PEC purchased marketable securities of U.S. companies for approximately $17.3 million, purchased U.S. Government and State obligations for approximately $16.7 million, purchased notes of Affiliated Companies for approximately $1.4 million and paid taxes of approximately $2.0 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------
         This item commences on the following page.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------
         None.

ARTHUR ANDERSEN & CO.                  HAFT & GLUCKMAN
                                       CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             ----------------------------------------




To the Shareholders and Board of Directors of PEC Israel Economic Corporation



We have audited the accompanying consolidated balance sheets of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and equity in net income of $154.9 million and $25.9 million, respectively, of the consolidated totals as of and for the year ended December 31, 1993, $132.3 million and $21.8 million, respectively, of the consolidated totals as of and for the year ended December 31, 1992, and equity in net income of $22.8 million of the consolidated total for the year ended December 31, 1991. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.







ARTHUR ANDERSEN & CO.                        HAFT & GLUCKMAN

New York, New York
March 24, 1994

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                                DECEMBER 31,
                                                ------------
                                           1993             1992
                                          ------           ------
ASSETS
- ------

CASH AND CASH EQUIVALENTS               $ 42,665,957   $ 66,040,089

INVESTMENTS (NOTE 3)                     292,484,875    239,055,331

ASSETS OF GENERAL ENGINEERS
  LIMITED (NOTE 2)                         8,722,142      7,234,940

OTHER ASSETS                               4,000,416      2,261,831
                                         -----------    -----------

     Total assets                       $347,873,390   $314,592,191
                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

LIABILITIES:
  Liabilities of General Engineers
    Limited (Note 2)                    $  5,484,976    $ 4,303,219
  Deferred income taxes                   30,214,359     24,101,063
  Other liabilities                        4,937,184      9,520,958
                                         -----------     ----------

     Total liabilities                    40,636,519     37,925,240
                                         -----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 6)
- --------------------------------------

SHAREHOLDERS' EQUITY (Notes 2 and 5):
  Common stock, $1.00 par value,
    30,000,000 shares authorized in
    1993 and 1992, 18,758,588 shares
    issued and outstanding in 1993
    and 1992                              18,758,588     18,758,588
   Class B preferred stock, no par
    value, 544,514 shares authorized
    in 1993 and 1992, none issued in
    1993 and 1992                            -              -
   Additional paid-in capital             99,257,071     99,078,952
   Cumulative translation adjustment     (11,578,060)       -
   Retained earnings                     200,799,272    158,829,411
                                         -----------    -----------

          Total shareholders' equity     307,236,871    276,666,951
                                         -----------    -----------

          Total liabilities and
           shareholders' equity         $347,873,390   $314,592,191
                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
          ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME
                 ---------------------------------

                                    Years Ended December 31,
                                    ------------------------
                                 1993         1992          1991
                                ------       ------        ------
REVENUES:

  Interest and dividends-
   Related parties           $    -       $    -       $   770,722
   Other                       3,369,109    3,556,626      796,239
  Equity in net income of
   Affiliated Companies
   (Note 3)                   33,541,985   30,301,198   25,898,951
  Net gain (loss) on
   issuance of shares by
   Affiliated Companies       11,451,371   11,291,327     (241,918)
  Revenues of General
   Engineers Limited (Note 2) 11,955,987   11,826,517   10,298,467
  Net gain on sales of
   investments (Note 2)        4,081,204    1,986,788    5,443,979
  Other                          781,430    1,391,165      238,205
                              ----------   ----------   ----------
                              65,181,086   60,353,621   43,204,645
                              ----------   ----------   ----------

EXPENSES:

  General and administrative   3,262,279    2,833,881    2,359,715
  Interest -
    Related parties               -           -              1,300
    Other                         -           -             98,173
  Cost of sales and expenses
   of General Engineers
   Limited (Note 2)           11,224,283   11,238,017    9,679,986
                              ----------   ----------   ----------

                              14,486,562   14,071,898   12,139,174
                              ----------   ----------   ----------
  Income before income
   taxes and cumulative
   effect of accounting
   change                     50,694,524   46,281,723   31,065,471

  Income Taxes (Note 4)        7,550,950   13,175,631    8,966,252
                              ----------   ----------   ----------

  Income before cumulative
   effect of accounting
   change                     43,143,574   33,106,092   22,099,219

  Cumulative effect of
   change in accounting
   for income taxes (Note 2)  (1,173,713)     -            -
                              ----------   ----------   ----------

  Net income                 $41,969,861  $33,106,092  $22,099,219
                              ==========   ==========   ==========

          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
          ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME
                 ---------------------------------
                            (continued)

                                   Years Ended December 31,
                                   ------------------------
                               1993          1992         1991
                              ------        ------       ------


  Earnings per common share
   before cumulative effect
   of accounting change      $  2.30     $     1.89    $      1.40


  Cumulative effect of change
   in accounting for income
   taxes on earnings per
   common share (Note 2)        (.06)         -             -
                             ----------   ---------     ----------

  Earnings per common
   share (Note 5)           $   2.24     $     1.89    $      1.40
                             ==========   =========     ==========














The accompanying notes are an integral part of these consolidated financial statements.

                                            PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                            ------------------------------------------------
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 5)
                                        --------------------------------------------------------
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          ----------------------------------------------------

                                                               Cumulative
                                  Common         Paid-in       Translation      Retained
                                  Stock          Capital       Adjustment       Earnings       Total
                                  ------         -------       -----------      --------       -----
  Balance, January 1, 1991      $7,845,595     $71,857,010     $   -          $103,624,100  $182,661,077

   Exercise of stock options        33,699         466,194         -               -             499,893

   Two-for-one stock split
    in the form of a 100%
    stock dividend               7,879,294      (7,879,294)        -               -               -

   Net income                       -               -              -            22,099,219    22,099,219

   Change in net unrealized
    loss on marketable
    equity securities               -               -              -                -            665,628
                                ----------     -----------     ----------      -----------    ----------

  Balance, December 31, 1991    15,758,588      64,443,910         -           125,723,319   205,925,817

   Common stock issued           3,000,000      34,641,340         -               -          37,641,340

   Paid-in capital of
    Affiliated Companies            -               (6,298)        -               -              (6,298)

   Net income                       -              -               -            33,106,092    33,106,092
                                ----------     -----------     -----------     -----------   -----------

  Balance, December 31, 1992    18,758,588      99,078,952         -           158,829,411   276,666,951

   Paid-in capital of
    Affiliated Companies            -              178,119         -               -             178,119

   Cumulative translation
    adjustment                      -              -           (11,578,060)        -         (11,578,060)

   Net income                       -              -               -            41,969,861    41,969,861
                               -----------     -----------     -----------     -----------   -----------

  Balance, December 31, 1993  $ 18,758,588    $ 99,257,071    $(11,578,060)   $200,799,272  $307,236,871
                               ===========     ===========     ===========     ===========   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                                   - 6 -

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------


                                     Years Ended December 31,
                                     ------------------------
                                 1993         1992           1991
                                ------       ------         ------

Cash Flows From Operating
 Activities:
  Net income                $ 41,969,861  $ 33,106,092   $ 22,099,219
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities -
     Cumulative effect of
       change in accounting
       for income taxes        1,173,713        -               -
     Equity in net income
       of Affiliated
       Companies             (33,541,985)  (30,301,198)   (25,898,951)
     Gain on sales of
      investments             (4,081,204)   (1,986,788)    (5,443,979)
     Loss (Gain) on invest-
      ment in partnerships       542,844    (1,130,454)        -
     (Income) Loss of
      consolidated
      subsidiaries            (1,255,724)       42,548       (420,210)
     Amortization of premiums
      (discounts) on
      receivables, net           208,272       (15,730)       (23,000)
     Net (gain) loss on
      issuances of shares
      by Affiliated
      Companies              (11,451,371)  (11,291,327)       241,918
     Dividends from
      Affiliated Companies     5,298,806     7,722,927      4,777,080
     Increase in other
      assets                    (639,145)     (682,545)      (836,274)
     Increase in deferred
      income taxes             5,250,466     8,750,402      2,474,527
     Increase (decrease) in
      other liabilities          630,238    (3,616,870)     3,114,146
     Write off of deferred
      charges                    110,457        -               -
                             -----------   -----------     ----------

       Net cash provided
         by operating
         activities          $ 4,215,228   $   597,057     $   84,476
                             -----------   -----------     ----------

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (continued)

                                     Years Ended December 31,
                                     ------------------------
                                 1993         1992           1991
                                ------       ------         ------

Cash Flows From Investing
 Activities:
  Purchases of notes
   receivable              $ (1,370,518)  $   (212,642)  $ (8,451,250)
  Purchases of U.S.
   Government and State
   obligations              (16,660,422)         -              -
  Collection of capital
   notes and loans
   receivable                 4,172,522         95,233      2,262,747
  Collection of U.S.
   Government and State
   obligations                2,616,845          -              -
  Proceeds from sales of
   investments               18,233,803     13,704,030     35,691,296
  Purchases of investments  (34,581,590)   (20,799,406)    (5,301,415)
                            -----------    -----------     ----------

       Net cash (used in)
         provided by
         investing
         activities         (27,589,360)    (7,212,785)    24,201,378
                            -----------    ------------    ----------

Cash Flows From Financing
 Activities:
  Proceeds from issuance
   of common stock               -          37,641,340          -
  Proceeds from exercise
    of stock options             -               -            499,893
  Payments of note payable       -               -         (2,222,222)
                            -----------    -----------     ----------


       Net cash provided
         by (used in)
         financing
         activities              -          37,641,340     (1,722,329)
                            -----------    -----------     ----------

       Net (decrease)
         increase in
         cash and cash
         equivalents        (23,374,132)    31,025,612     22,563,525

Cash and Cash Equivalents,
  beginning of year          66,040,089     35,014,477     12,450,952
                            -----------    -----------     ----------

Cash and Cash Equivalents,
  end of year              $ 42,665,957    $66,040,089    $35,014,477
                            ===========     ==========     ==========

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

                              (continued)






                                     Years Ended December 31,
                                     ------------------------
                                 1993         1992           1991
                                ------       ------         ------




Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the
     year-
       Interest              $     -       $     -        $   107,010
       Income taxes            2,041,263      7,953,546     3,505,532
    Non-cash investing
     activities-
       Conversion of
        capital notes
        receivable for
        shares in an
        Affiliated Company    $    -       $     -         $  888,888
       Purchase of invest-
        ments on account           -          4,316,000          -
       Balance of funds
        pending receipt on
        sale of investments        -            156,000     1,965,000
       Exchange of shares of
        Tefron                $  859,323         -               -












The accompanying notes are an integral part of these consolidated financial statements.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------




1.   THE COMPANY
     -----------

PEC Israel Economic Corporation and subsidiaries (the "Company") organizes, acquires interests in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. The Company is a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group Companies". As of December 31, 1993, IDB Development owned approximately 70.3% of the Company's outstanding common stock. In addition, see Notes 3(e) and 5.

2. SUMMARY OF SIGNIFICANT
   ----------------------
   ACCOUNTING POLICIES
   -------------------

Investments
- -----------

The Company accounts for substantially all of its investments on the equity method. Under the equity method, the Company records its proportionate share of profits and losses and capital transactions based on its percentage of direct and indirect interests in earnings of companies 20% to 50% owned and in companies less than 20% owned in which the Company, together with the IDB Group Companies, has the ability to exercise significant influence. These investees are collectively referred to as "Affiliated Companies".

The excess of cost over net assets acquired and the excess of net assets acquired over cost, to the extent not otherwise applied, is amortized primarily over a ten-year period. Gains and losses on issuances of shares by Affiliated Companies are recognized in the accompanying consolidated statements of income.

Equity in net income of Affiliated Companies is reflected in the Company's financial statements based upon their fiscal years, all of which are December 31.

The Company consolidates five wholly owned subsidiaries, three of which are foreign. The assets, liabilities and operations of one of these subsidiaries, General Engineers Limited, a wholly owned Israeli subsidiary, are grouped and presented separately in the accompanying consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------






Investments in marketable equity securities, excluding Affiliated
Companies, are carried at the lower of aggregate cost or market.


Foreign Currency Translations
- -----------------------------


The foreign subsidiaries and several Affiliated Companies prepare their primary financial statements in local currency, the New Israel Shekel ("NIS"), in accordance with generally accepted accounting principles in Israel, which require financial statements to be adjusted for the effects of inflation in Israel. For purposes of the Company's financial statements, these subsidiaries and Affiliated Companies provide financial information, which for the current year is in the local currency and for 1992 and 1991 is in U.S. dollars, prepared in accordance with United States generally accepted accounting principles.


During 1993, it was determined that the economy of the State of Israel should no longer be considered "highly inflationary" under the guidelines of Statement of Financial Accounting Standards No.
52. Accordingly, NIS financial information is prepared by subsidiaries and Affiliated Companies whose "functional currency" is the local currency based on their dollar balances as of December 31, 1992 and reflecting their activity during 1993 in NIS, which is then translated based on exchange rates at year-end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of shareholders' equity under the caption "Cumulative Translation Adjustment". This change does not affect Affiliated Companies whose "functional currency" is the dollar, as their accounting continues as described in the following paragraph.


Prior to 1993, assets and liabilities of foreign subsidiaries and Affiliated Companies were translated using year-end exchange rates, except for property and equipment, inventory and certain investment and equity accounts which were translated at exchange rates prevailing on the dates of acquisition. Revenues and expenses were translated primarily at the exchange rates in effect at the time of the relevant transactions and partially at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates were translated on the same basis as the related asset. Translation differences were included in the determination of income for the year.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------





Provision for Income Taxes
- --------------------------

The provision for income taxes is based on revenues and expenses reported for financial statement purposes. Deferred taxes arise from the different treatment of certain items for tax and financial statement purposes, which result primarily from equity in the net income of, and net gain on issuance of shares by, Affiliated Companies. The balance of deferred income taxes at December 31, 1993 was approximately $30.2 million. The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

Effective on January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred income tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Deferred income tax expense principally represents such temporary differences related to investments in Affiliated Companies. The cumulative effect on prior years of this change in accounting principle was a reduction of net income of $1,173,713, or $.06 per share, and is reported separately in the accompanying consolidated statements of income. Prior years' consolidated financial statements have not been restated to apply the provisions of SFAS 109.

Deferred income taxes of approximately $41 million have not been accrued on the Company's temporary differences, totaling approximately $116 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group Companies and two other companies in which the IDB Group Companies have effective control. Such amounts are currently expected to be permanently reinvested in these companies.

Cash Equivalents
- ----------------

The  Company   considers  all  highly  liquid   debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

Reclassification
- ----------------

Certain reclassifications  have been  made to  the 1992  and 1991 consolidated  financial  statements  to  conform  with  the  1993 presentation.

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------




3. INVESTMENTS
   -----------

Certain information about the Company's investments follows
(in thousands):
                                         December 31,
                            ---------------------------------------
                                    1993                1992
                            ------------------- -------------------
                            Percentage Carrying Percentage   Carrying
                              Owned     Value     Owned       Value
                            ---------- -------- ----------   --------

Affiliated Companies:
Scitex Corporation Ltd.
     (a)(h)                   6 %       $43,974      6%      $ 35,361
Tambour Ltd.(b)(h)           45 %        39,874     50%        28,341
Super-Sol Ltd.(c)(h)         19 %        33,362     19%        31,141
Property and Building
     Corporation Ltd.
     (d)(h)                  31 %        31,614     31%        29,839
El-Yam Ships Ltd.
     (e)(f)                  10 %        21,587     10%        19,523
Elron Electronic
     Industries Ltd.
     (f)(h)                  11 %        18,372     11%        17,270
Caniel-Israel Can
     Company Ltd.(f)(h)      28 %        11,600     28%        11,431
Klil Industries Ltd.
     (f)(h)                  15 %         9,642     13%         6,113
Mul-T-Lock Ltd.(f)(h)        14 %         5,001     15%         3,759
Gilat Satellite Networks
     Ltd. (f)(h)             10 %         3,455     13%           -
DIC and PEC Cable TV Ltd.
     (f)                     49 %         2,573     49%         2,396
Electronics Line (E.L.)
     Ltd.(f)(h)              14 %         2,494     14%         2,287
Lego Irrigation Ltd.(f)      16 %         2,335      -            -
Maxima Air Separation
     Center Ltd. (f)(h)      12 %         1,770     13%         1,720
Gemini Israel Fund L.P.(f)   11 %           780      -            -
Tefron Ltd. (f)              13 %           312      -            -
Tius Elcon Ltd.(f)           13 %           300      -            -
Gilat Communication
     Engineering 1990 Ltd.
         (f)                 11 %           264     13%           147
Tel-Ad Jerusalem Studios
     Ltd.(f)                  -             240      -            -
Camdev Ltd.(f)               26 %           175     26%           171

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------



Logal Educational Software
  and Systems, Ltd. (f)       8%             113     -             -
Sign-On Computer
     Communications Services
     Ltd. (f)                13%              83    13%           100
Adir International
     Communications Services
     Ltd.(f)                 25%              62     -             -
DEP Technology Holdings
     Ltd. (f) See Note 6 (d) 33%               -     -             -
C.I.D.L. Inc. (f)             -                -    49%           271
Bulk Trading Company Ltd.
     (f)                     50%               -    50%           215
Tefron Holdings (1990)
     Ltd. (f)                 -                -    45%            -
RPA Leasing Inc. (f)         25%               -     -             -
RTS Telecommunications
     Services Ltd.(f)        15%               -     -             -
                                         ---------          ---------
                                       $  229,982           $ 190,085
                                         ---------          ---------

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


                                               December 31,
                                          -------------------
                                            1993       1992
                                          Carrying   Carrying
                                           Value      Value
                                          --------   --------

       Other:
         Israel Discount Bank
           of New York (i)              $ 26,965     $ 26,965
         Advent Israel Limited
          Partnership (f)                    154         -
         Lipman Electronic
           Engineering Ltd. (j)            1,688         -
         MacPell Industries, Ltd. (j)        502         -
         Pharmos Corporation (j)             191          191
         Nice Systems Ltd. (j)             1,712          985
         Other long-term investments         116          241
                                         -------     ---------
                                          31,328       28,382
                                         -------     ---------
         Investment in limited
           partnerships                    7,598        6,130
         Notes receivable                  3,569        4,284
         U.S. Government and State
          obligations (j)                 11,833        2,483
         Investments in marketable
          securities (j)                   8,175        7,691
                                         -------     ---------
                                        $292,485     $239,055
                                         =======     =========

Information about certain Affiliated Companies follows:

    (a) Scitex Corporation Ltd. ("Scitex") develops, manufactures, markets, and services color electronic prepress systems for the printing and publishing industries worldwide. Summarized financial information for Scitex follows (in thousands):

                                               December 31,
                                       ----------------------------
                                         1993       1992       1991
                                       --------   --------   --------

         Current assets               $675,626    $620,214   $362,006
         Total assets                  885,917     776,244    443,030
         Current liabilities           168,553     134,263    116,201
         Long-term liabilities              69         608        641
         Shareholders' equity          716,259     641,290    325,885
         Revenues                      622,760     549,697    430,195
         Income before taxes on income 106,221     146,021    125,426
         Net income                     94,339     122,375    100,564


       In May 1992, Scitex sold newly issued shares to International Paper Co. representing approximately 11% of the share capital of Scitex for approximately $209 million. This sale resulted in a net gain after taxes to the Company of approximately $6 million in 1992.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------




       (b) Tambour  Ltd.  ("Tambour") is  Israel's  largest paint
           producer.    Summarized   financial  information   for
           Tambour follows (in thousands):


                                                December 31,
                                         --------------------------
                                           1993     1992      1991
                                         -------  --------  --------

         Current assets                 $ 81,059  $ 58,288   $ 51,101
         Total assets                    114,335    78,630     64,390
         Current liabilities              17,424    20,462     12,965
         Long-term debt                      644       845        158
         Shareholders' equity             95,609    56,713     50,830
         Revenue                         127,046   124,435     97,407
         Income before taxes on income    24,327    27,129     21,218
         Net income                       17,446    15,908     14,115


           In February 1993, Tambour completed a public offering of ordinary shares and one and two year options to purchase ordinary shares in Israel. Such shares and options are traded on the Tel Aviv Stock Exchange. The sale of shares and options raised approximately $27 million of capital for Tambour. As a result of the offering and subsequent exercises of certain of the options, the Company's proportionate share in Tambour decreased from 50% to 44.9%, and the Company realized a gain of approximately $8.5 million.

           In February 1994 all of the then outstanding one year options were exercised and Tambour's capital rose by $20 million. As a result, the Company's proportionate share in Tambour decreased to 41%, and the Company realized a gain on issuance of shares by Tambour of approximately $5 million in the first quarter of 1994.



       (c) Super-Sol Ltd. operates  one of the largest  chains of
           supermarkets throughout Israel.   Summarized financial
           information for Super-Sol Ltd. follows (in thousands):

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------





                                           December 31,
                                  ----------------------------

                                     1993      1992      1991
                                   --------  --------  --------


      Current assets             $  144,121  $126,949  $114,217
      Total assets                  274,875   264,124   229,227
      Current liabilities            92,818    93,226    87,564
      Long-term debt                  5,506     4,160     2,462
      Shareholders' equity          175,301   164,568   138,522
      Income                        531,775   518,058   466,310
      Earnings before taxes          38,137    33,607    28,251
      Net earnings                   25,560    19,391    16,402




(d) Property and Building Corporation Ltd. ("Property & Building") is one of the largest real estate holding companies in Israel. Summarized financial information for Property & Building follows (in thousands):

                                               December 31,
                                       ----------------------------
                                        1993     1992      1991
                                       ------- --------  --------

        Current assets*              $ 65,182  $ 55,821  $ 41,001
        Total assets                  204,885   178,968   163,879
        Current liabilities            31,447    13,987    14,978
        Long-term liabilities          23,097    26,119    29,711
        Shareholders' equity          101,388    95,922    87,228
        Income                         78,365    37,343    38,446
        Earnings before taxes
        on income                      27,304    25,032    23,139
        Net earnings                   15,229    10,121    10,641



        * Including building
          projects and inventories      9,458    21,457     11,577

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------






       (e) El-Yam Ships Ltd. ("El-Yam") is engaged, through subsidiaries, in worldwide ocean transportation under charters for varying durations. El-Yam's ships carry oil and dry bulk, such as grains, coal and iron ore. El-Yam owns nonvoting preferred stock of Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY") representing substantially all of the equity in FHEY. As of December 31, 1993, FHEY owned 35.55% of the outstanding shares of IDB Holding, which FHEY purchased on December 31, 1991. The Company owns approximately 10.1% of the voting common stock of FHEY.

           IDB Holding, through IDB Development, has an equity interest in Clal (Israel) Ltd. ("CLAL"), a publicly traded Israeli company. El-Yam's proportionate interest in CLAL is approximately 8% and the Company's proportionate share is, therefore, approximately 0.8%. Prior to 1993 the Company's investment in CLAL was carried at cost because of the inability to obtain the financial information in U.S. dollars in accordance with U.S. generally accepted accounting principles that was necessary in order to record the Company's share in the results of CLAL on the equity basis. For 1993, the results of CLAL are included on the equity basis. El-Yam's auditors, in their report on the financial statements prepared for the Company's purposes, indicate that the investment prior to 1993 was carried at cost. In view of the Company's insignificant effective net ownership interest and based on information provided by CLAL, management believes the effect on the Company's financial statements for 1992 and 1991 is not material.

       (f) The following summarized financial information represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided in the previous notes (in thousands):

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------



                                             December 31,
                                       -------------------------
                                        1993     1992      1991
                                       -------  -------  -------

        Current assets                $ 33,516 $ 28,722 $ 17,093
        Total assets                   104,199   86,928   74,547
        Long-term debt                   7,758    9,558   10,277
        Shareholders' equity            74,468   53,701   44,201
        Revenue                         45,659   42,334   36,099
        Net income                       6,292    7,544    4,169

        On March 16, 1992, Elron Electronic Industries Ltd. issued shares and options to purchase shares in Elron and in its affiliate Elbit Ltd. for approximately $23 million. This transaction resulted in the Company's share in Elron being reduced by 0.9% to 11.3% and in a net gain after taxes of approximately $1 million.

        In January 1993, Mul-T-Lock Ltd. issued shares for approximately $7 million in a private placement. As a result, the Company's share in Mul-T-Lock Ltd. decreased by approximately 1% to 13.6% and the Company realized a gain of approximately $0.7 million.

        In April 1993, Gilat Satellite Networks Ltd. sold ordinary shares in an underwritten initial public offering in the United States. As a result of the sale, the Company's share in Gilat Satellite Networks Ltd. decreased from 13% to 9% and the Company realized a gain of approximately $2.2 million.

        In September 1993, the Company sold 30% of the shares of Tefron Ltd. resulting in the Company realizing a gain from sale of approximately $0.7 million. As a result of this sale, the Company eliminated a reserve of $2.2 million for Tefron Ltd. which was no longer required.

        In September 1993, the Company recognized a gain of approximately $1.7 million resulting from the sale by C.I.D.L., Inc. ("CIDL") of all of its shares of F.I.B.I. Holding Company Ltd. In October 1993, the Company sold all of its holdings in CIDL to the other shareholder of CIDL at its carrying value of such holdings.

    (g) The  Company's equity  in the  net  income of  Affiliated
        Companies  by   major  lines  of  business   follows  (in
        thousands):

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------





                                                 December 31,
                                          -------------------------
                                         1993       1992      1991
                                        ------     ------    ------

         High technology and
           communications               $ 5,124   $10,430    $ 6,654
         Industry                        13,855    11,095     10,024
         Construction and development     4,730     3,112      3,219
         Shipping, marketing and other    9,833     5,664      6,002
                                         -------  -------    -------
                                        $33,542   $30,301    $25,899
                                         =======  =======    =======


       (h) Certain  of  the  Affiliated  Companies  are  publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The market values of the shares owned by the Company, based on the closing sale price on the principal market on which such shares are traded, were approximately $499 million and $332.2 million and their carrying values were approximately $201 million and $137 million at December 31, 1993 and 1992, respectively. There has been a significant decline in the value of the securities traded on the Tel Aviv Stock Exchange since December 31, 1993. The market value at March 21, 1994 of shares owned by the Company at December 31, 1993 was approximately $377 million.


       (i) Until   December   31,   1991,   the   Company   owned
           approximately 18% of the common stock of Israel Discount Bank of New York ("IDBNY"). On that date,
           the   Company    sold   to   Israel    Discount  Bank
           Ltd. ("IDBL") one half of such common stock interest for approximately $27 million, a price that equaled such interest's proportionate share of IDBNY's shareholders' equity and the Company's carrying value of such interest on that date. The sale was made contemporaneously with the reduction of IDB Holding's interest in IDBL from 66% to 13%. All of the shares of IDBNY other than those owned by the Company were owned by IDBL. Pursuant to a separate exchange agreement entered into between the Company and IDBNY in March 1992, the Company exchanged its remaining common equity interest in IDBNY for nonvoting preferred shares of IDBNY. IDBL has an option to acquire the nonvoting preferred shares from the Company at any time prior to September 1995 for

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------



           approximately $27 million. If IDBL at any time disposes of IDBNY common shares representing more than 75% of the equity or voting power in IDBNY, the Company has the right to require the purchase of the IDBNY nonvoting preferred stock held by the Company at a price equal to approximately $27 million.


           The Company had accounted for its equity interest in IDBNY on the equity method and, accordingly, had included in equity in net income of Affiliated Companies its proportionate share of the net income of IDBNY through December 31, 1991. As of January 1, 1992, the Company accounts for its investment in IDBNY on the cost method. The preferred stock of IDBNY pays an annual preferred dividend equal to the preferred stock's share of IDBNY's net income for the year, based generally on the preferred stock's proportionate share of IDBNY's total shareholders' equity at the beginning of that year. For this purpose, the preferred stock constituted approximately 9% and 8.9% of the total shareholders' equity of IDBNY for the years that began on January 1, 1992 and 1993, respectively. Such preferred stock constitutes approximately 8.6% of such shareholders' equity for the year beginning on January 1, 1994. The Company recognizes such dividend income on a quarterly basis based upon IDBNY's net income for such quarter and such dividend income is included in 1993 and 1992 in Interest and dividends - Other in the accompanying Consolidated Statements of Income.


           While the transactions in the shares of IDBNY did not result in a gain for financial statement purposes, the Company realized a gain of approximately $13.5 million for tax purposes on the sale of the 9% common equity interest to IDBL, with respect to which approximately $4.6 million was provided for income taxes for the period ended December 31, 1991.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

           The Company held a Convertible Subordinated Capital note of IDBNY which matured on December 1, 1991. Interest was payable on the 1st of June and December at the rate of 1.25% over the London Interbank Offering Rate as determined semiannually. The note was convertible into common shares in nine semiannual amounts of $444,444 based on the book value at the close of business one month prior to the date of issuance. The Company has converted the semiannual principal amounts into common shares.

       (j) Marketable Securities
           ---------------------

           Included   in   Investments    in   the   accompanying
           Consolidated Balance Sheets are marketable securities. At December 31, 1993 and 1992, the market value of
           these  securities   was  $32.0   and  $12.7   million,
           respectively, and the cost was $24.1 and $11.4 million, respectively.

           Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), issued in May 1993, requires debt and equity securities, other than equity securities accounted for under the equity method, to be reported at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. This new accounting principle is required to be applied to financial statements for fiscal periods beginning after December 15, 1993, although earlier adoption is permitted. Had SFAS 115 been applied at December 31, 1993, net income would have increased by approximately $2.8 million, net of taxes, as a cumulative effect of adopting SFAS 115 for securities classified as "trading securities" and a special account of shareholders' equity would have increased by approximately $5.9 million, net of taxes, as a cumulative effect of adopting SFAS 115 for securities classified as "available-for-sale securities". The total effect of adopting SFAS 115 would be an increase of approximately $8.7 million, net of taxes, in shareholders' equity.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------



           Certain of the Affiliated Companies have adopted SFAS 115 as of January 1, 1993. The effect of adoption by these affiliated companies is immaterial to the accompanying consolidated financial statements. There has been a significant decline in the value of the securities traded on the Tel Aviv Stock Exchange since December 31, 1993.


4. INCOME TAXES
   ------------


The U.S. and Foreign components of income before income taxes are as follows (in thousands):


                                    December 31,
                               -------------------------
                                1993     1992      1991
                               ------   ------    ------

       U.S.                    $12,971  $13,400   $ 5,609
       Foreign                  37,724   32,882    25,456
                               -------  -------   -------
                               $50,695  $46,282   $31,065
                               =======  =======   =======

Income tax expense is made up of the following components
(in thousands):

                                       December 31,
                                -------------------------
                                   1993    1992      1991
                                  ------  ------    ------

            Current:
            U.S.                 $  465  $ 1,663   $5,123
            Foreign               1,836    2,764    1,369

            Deferred              5,250    8,749    2,474
                                 ------  -------   ------
                                 $7,551  $13,176   $8,966
                                 ======  =======   ======


Deferred income tax expense principally represents temporary differences related to equity in net income of, and gain on issuances of shares by, Affiliated Companies.


A reconciliation of income tax expense as reflected in the accom-panying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------





                                                December 31,
                                          ------------------------

                                          1993      1992     1991
                                         ------    ------  -------
       U.S. income taxes at statutory
         rates (35% for 1993, 34% for
         1992 and 1991)                  $17,743    $15,736 $ 10,562
       Excess of taxes at statutory
         rates over taxes provided
         on equity in net income
         of, and net gain on
         issuance of shares by,
         Affiliated Companies            (10,080)    (4,227)  (4,171)
       Tax settlement*                       -          -     (1,572)
       Tax on gain from sale of
         investment (Note 3(i))              -          -      4,573
       Additional provision for
        deferred taxes relating
        to increase in statutory
        rate to 35%                          688        -        -
       Other                                (800)     1,667     (426)
                                         -------    -------   -------
                                         $ 7,551    $13,176   $ 8,966
                                         =======    =======   =======

       * During 1991, the Company received formal approval from the Commissioner of Internal Revenue settling issues relating to the Company's Federal income tax returns through 1986. This settlement resulted in a reduction in the provision for income taxes in 1991 by approximately $1.6 million of which $1.3 million was previously reserved with respect to those years.


5. SHAREHOLDERS' EQUITY
   --------------------

Authorized Shares
- -----------------

At December 31, 1993 and 1992, the Company had authorized capital consisting of 30,000,000 shares of common stock, par value $1.00 per share, and 544,514 shares of Class B preferred stock, no par value. At December 31, 1993 and 1992, there were 18,758,588 shares of common stock, issued and outstanding and no outstanding shares of Class B preferred stock.

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


5. SHAREHOLDERS' EQUITY - cont'd
   --------------------

On November 22, 1993, the Board of Directors approved an amendment, subject to the approval of shareholders, to increase the Company's number of authorized shares of common stock from 30,000,000 shares to 40,000,000 shares. On March 22, 1994, the shareholders adopted the amendment and the increase in the number of authorized shares became effective on that date.

On March 24, 1994, pursuant to a plan of reorganization, PEC Holdings Limited ("PECH"), a Maine corporation and a wholly owned subsidiary of IDB Development which owned 13,193,592 shares of the Company's common stock, transferred those shares of the Company's common stock to the Company (which holds them as treasury shares) in exchange for an identical number of newly issued shares of common stock. Immediately after the exchange, pursuant to such plan of reorganization, PECH was dissolved and distributed to IDB Development the newly issued shares of the Company's common stock received in the exchange, resulting in the Company becoming a direct subsidiary of IDB Development.

On June 1, 1992, the Company sold 3,000,000 newly issued shares of common stock in an underwritten public offering, generating net proceeds of $37.6 million after underwriting discounts, commissions and other expenses.

Stock Split
- -----------

The Board of Directors declared on November 26, 1991, a two-for-one stock split by means of a 100% stock dividend, subject to shareholder adoption of an increase in the Company's number of authorized shares of common stock from 15,000,000 shares to 30,000,000 shares. On January 21, 1992, shareholders approved the increase in the number of authorized shares and the stock dividend was effected on February 25, 1992.

Earnings Per Common Share
- -------------------------

The computations of earnings per common share are calculated using the weighted average number of common shares outstanding during the year. Outstanding stock options are not included in the computation of earnings per common share as they are antidilutive. The number of outstanding shares in 1993 was 18,758,588 and the weighted average number of shares in 1992 and 1991 was 17,508,588 and 15,733,314, respectively. Earnings per share and weighted average number of shares have been computed giving retroactive effect to the stock split described above.

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------




Stock Option Plan
- -----------------

The Company had an Incentive Stock Option Plan (the "Plan") which provided for the granting of options to purchase 164,994 shares (adjusted for the two-for-one stock split in 1992) of common stock to certain key officers. The Plan provided for options to be granted at the fair market value of the common shares on the date of grant, but in no event less than par value, and to be exercised for a period not to exceed ten years from the date of granting the option. During 1991, all of the outstanding stock options were exercised and in November 1993, the Plan expired.

6. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   TO RELATED PARTIES
   ------------------


   (a) Tevel Israel International Communications Ltd. ("Tevel"), which is held 48.4% by DIC and PEC Cable TV Ltd., was awarded cable television franchises in Israel. The Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations, in accordance with a defined timetable and predetermined goals. At December 31, 1993, bank guarantees amounting to $2.2 million U.S. dollar equivalents had been provided to ensure Tevel's performance of the foregoing franchise obligations; a subsidiary of Discount Investment is committed to indemnify a bank for 48.45% of any payment the bank may be required to make under the guarantees. The Company, in turn, is committed to indemnify the subsidiary of Discount Investment for 49% of its commitment. The Company has also issued a $1.8 million guarantee of credit granted by a bank to Tevel.

   (b) The Company has contracted with IDB Development for IDB Development to perform management and advisory services for the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During 1993, 1992 and 1991, the Company incurred expenses of $130,000, $130,000 and $97,771, respectively, for these and other services.

   (c) General Engineers Limited has a $2 million credit agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.

   (d) The Company has agreed to invest up to $9 million over a 10 year period in DEP Technology Holding Ltd. ("DEP") of which $1.2 million of capital notes of DEP had been purchased as of December 31, 1993. In January 1994, the Company purchased an additional $1.5 million of capital notes of DEP.

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

   (e) The  Company  and   a  wholly  owned  subsidiary   of  Discount
       Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity
       invested  by  such  paying   party  in  business  opportunities
       initiated or initially presented  by the other party.   In 1993
       PEC paid the wholly owned subsidiary of Discount Investment $178,000 under this agreement.

   (f) In connection with the Company's investment in Gemini Israel Fund L.P. ("Gemini"), a venture capital limited partnership, the Company may be required to make capital contributions of up to $3 million to Gemini. In 1993, the Company had contributed approximately $900,000 to Gemini's capital.

   (g) In connection with the Company's investment in Advent Israel Limited Partnership ("Advent Israel"), a venture capital limited partnership, the Company may be required to make capital contributions of up to $500,000 to Advent Israel. In 1993, the Company had contributed approximately $150,000 to the capital of Advent Israel.

   (h) The  Company  has  guaranteed  25%  of loans  from  a  bank  to
       RPA Leasing,  Inc.  up   to  a  maximum  amount   of  loans  of
       $3.5 million.

   (i) In connection with the proposed purchase of an 11 1/2% interest in Tel-Ad Jerusalem Studios Ltd., the Company will be required to make guarantees for approximately $3.6 million.

   (j) Certain directors of IDB Holding and/or its affiliates are also directors of the Company.

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
           ------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

7. FAIR VALUE OF FINANCIAL
   -----------------------
   INSTRUMENTS
   -----------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107") entitled "Disclosures about Fair Value of Financial Instruments" which requires entities to disclose information about the estimated fair values of their financial instruments. SFAS No. 107 does not apply to investments accounted for under the equity method (See Note 3).

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents
- -------------------------

The carrying value approximates fair value because of the short maturity of those instruments.

Investments
- -----------

The fair value of some investments are estimated based on quoted market prices for those or similar investments or based on contractual amounts.

For two investments for which there are no quoted market prices, management estimates fair value to approximate the carrying value.

                                                   1993                     1992
                                            ------------------       ------------------
                                            Carrying    Fair         Carrying    Fair
                                              Value     Value          Value     Value
                                            --------   -------       --------   -------
                                              (in thousands)             (in thousands)
       Cash and cash equivalents         $  42,666    $  42,666    $  66,040    $  66,040
       Investments-
         Other                              50,516       58,524       46,487       48,314
         U.S. Government and State
           obligations                      11,833       11,939        2,483        2,483
       Other assets-
         U.S. Government and State
           obligations                       1,045        1,108          922        1,001


            PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
            ------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


8. QUARTERLY RESULTS OF OPERATIONS
   -------------------------------
   (UNAUDITED)
   -----------
                                       Quarter Ended
                        --------------------------------------------
        1993            March 31  June 30  September 30  December 31
        ----            --------  -------  ------------  -----------
                           (in thousands, except per share data)

    Revenues            $18,485    $17,834    $16,049       $12,813
                        =======    =======    =======       =======
    Income before
    cumulative effect of
    accounting change   $13,264    $12,328    $10,349       $ 7,203

    Cumulative effect of
    change in accounting
    for income taxes     (1,174)       -         -              -
                        -------     ------     -------        ------

    Net income          $12,090    $12,328    $10,349       $ 7,203
                        =======    =======    =======       =======

    Earnings per
      common share
      before cumulative
      effect of account-
      ing change        $   .70    $   .66    $   .55       $   .39

    Cumulative effect
      of change in
      accounting for
      income taxes
      on earnings
      per common share     (.06)        -         -              -
                        -------     ------     -------        ------
    Earnings per
      common share       $  .64    $  .66      $  .55        $  .39
                        =======     ======     =======        ======


                                       Quarter Ended
                         --------------------------------------------
         1992            March 31  June 30  September 30  December 31
         ----            --------  -------  ------------  -----------
                           (in thousands, except per share data)


    Revenues              $12,154   $21,058    $14,489       $12,653
                           ======    ======     ======        ======
    Net income            $ 6,869   $11,637    $ 8,970       $ 5,630
                           ======    ======     ======        ======
    Earnings per
      common share        $  0.44*  $  0.69    $  0.48       $  0.28
                           ======    ======     ======        ======

 * Adjusted for a two-for-one stock split by way of a 100% stock dividend effected on February 25, 1992 (See Note 5).

                               PART III
                               --------
 Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 --------     --------------------------------------------------
              See Item 13 Below. Information with respect to executive officers of the Company is included at the end of part I above.


 Item 11.     EXECUTIVE COMPENSATION
 --------     ----------------------
              See Item 13 Below.


 Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 --------     ---------------------------------------------------
              MANAGEMENT
              ----------
              See Item 13 Below.

 Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 --------     ----------------------------------------------
              The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1994
 Annual Meeting of Shareholders.












                             III-1

                              PART IV
                              -------

 Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
 --------     ------------------------------------------------------
              FORM 8-K
              --------
      (a)(1) The following financial statements of PEC Israel Economic Corporation are filed in response to Item 8:

              Report of Independent Public Accountants.

              Consolidated Balance Sheets at December 31, 1993 and
              1992.

              Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991.

              Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

              Notes to Consolidated Financial Statements.

    (a)(2)(a) Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

                   Adir International Communications Services Ltd.

                   Bulk Trading Corporation Ltd.

                   C.I.D.L. Inc.

                   Camdev Ltd.

                   Caniel-Israel Can Company Ltd.

                   DEP Technology Holdings Ltd.

                   DIC and PEC Cable TV Ltd.

                   Electronics Line (E.L.) Ltd.

                   Elron Electronic Industries Ltd.

                   El-Yam Ships Ltd.

                   Gemini Capital Fund Management Ltd.

                   Gemini Israel Fund L.P.

                   General Engineers Limited

                   Gilat Communication Engineering 1990 Ltd.

                   Gilat Satellite Networks Ltd.

                   Ispah Holdings Limited

                   Israel Discount Bank of New York

                   Klil Industries Ltd.

                   Lego Irrigation Ltd.

                   Logal Educational Software and Systems Ltd.

                   Maxima Air Separation Center Ltd.

                   Mul-T-Lock Ltd.

                   PEC Finance Company Ltd.

                   Property and Building Corporation Ltd.

                   RPA Leasing Inc.

                   RTS Telecommunications Services Ltd.

                   Scitex Corporation Ltd.

                   Sign-On Computer Communications Services Ltd.

                   Super-Sol Ltd.

                   Tambour Ltd.

    (a)(2)(b) Schedules of PEC Israel Economic Corporation have been omitted since they are not applicable or the required information is shown in the financial statements or notes thereto.

    (a)(3)    The following exhibits are included in response to
              Item 14(c):

       (3)(i).    Composite Articles of Incorporation of the
              Company, as amended.

       (3)(ii).   Composite By-Laws of the Company, as amended.

10(i)(a).       Voting Agreement dated December 10, 1980 between
           the Company and Discount Investment Corporation Ltd. (formerly Discount Bank Investment Corporation Ltd.), as amended by a Letter Agreement dated May 4, 1983 and by an Addendum dated December 30, 1983.

10(i)(b).       Amendment to Exhibit 10(i)(a) dated December 10,
           1990 filed as Exhibit 10(i)(b) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1990 and incorporated herein by reference.

10(i)(c).       Amendment to Exhibit 10(i)(a) dated as of February
           1, 1993 filed as Exhibit 10(i)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1992 and incorporated herein by reference.

10(i)(d).       Shareholders' Agreement dated May 20, 1992 among
           Clal Electronics Industries Ltd., the Company, Discount Investment Corporation Ltd. and International Paper Company, filed as Exhibit A to Amendment No. 13 to the Company's Statement on Schedule 13D in respect of ordinary shares of Scitex Corporation Ltd. held as of June 12, 1992 and incorporated herein by reference.

10(i)(e).       Agreement dated December 11, 1988 among the
           Company, Discount Investment Corporation Ltd. and Elron Electronic Industries Ltd., as amended on May 19, 1989, filed as Exhibit 2 to the Company's Statement on
           Schedule 13D in respect of ordinary shares of Elron held as of February 28, 1990 and incorporated herein by reference.

10(i)(f).       Business Opportunities Agreement dated as of
           November 30, 1993 among the Company, DIC Finance and Management Ltd., and, for the purpose of section 5 thereof only, PEC Finance Company Ltd. and Discount Investment Corporation Ltd.

10(i)(g).       Agreement dated December 24, 1991 between Israel
           Discount Bank Ltd. and PEC Financial Corporation, as amended, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10(i)(h).       Exchange Agreement dated December 24, 1991
            between Israel Discount Bank Ltd. and PEC Financial Corporation, filed as Exhibit 10(i)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10(i)(i).       Agreement dated February 19, 1992 between Israel
            Discount Bank of New York and PEC Financial
            Corporation, filed as Exhibit 10(i)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10(i)(j).       Agreement dated December 31, 1991 between PEC
           Loan Corporation Ltd. and IDB Development Corporation Ltd., filed as Exhibit 10(i)(i) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10(i)(k).       Agreement dated January 31, 1993 among the
           Company, DIC Energy Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10(i)(l).       Exchange Agreement dated as of January 4, 1994
           among the Company, PEC Holdings Limited and IDB
           Development Corporation Ltd.

10(iii)(a).     Trust Agreement dated December 19, 1991 among the
            Company, Alan S. Rosenberg, as Trustee, and Joseph Ciechanover, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

21.         Subsidiaries of the Registrant.

                Reports on Form 8-K:

       (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1993.

- --------------------------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

                                SHLOMO ZIV & CO.
                       Certified Public Accountants (Isr.)

                           Tel-Aviv 61500 Gibor House
                          6 Kaufman St.   P.O.B. 50322
                       Tel. 03-5179611    Fax. 03-5179418

                      Haifa 31018 2 Hanamal St. P.O.B. 1886
                        Tel. 04-675025-6   Fax. 04-679461

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                     ---------------------------------------
           ADIR INTERNATIONAL COMMUNICATIONS SERVICES CORPORATION LTD.
           -----------------------------------------------------------

We have examined the Balance Sheet of Adir International Communications Services Corporation Ltd., and the Consolidated Balance Sheet of Adir International Communications Services Corporation, Ltd. and its subsidiary companies as at December 31, 1993, the Statement of Profit and Loss of the Company and consolidated, the Changes in Equity Capital and the Statement of Cash-flows of the Company and consolidated for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

The above statements have been prepared on the basis of the historical cost convention, adjusted to the general purchasing power of the Israel Shekel, in conformity with Opinions 36 and 50 of the Institute of Certified Public Accountants in Israel. Condensed data in nominal Shekels of the above statements, on the basis of which the adjusted statements have been prepared, is given in Note 17.

For the purpose of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S.

In our opinion, the above financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the company and consolidated as at December 31, 1993, the results of operations of the company and consolidated, the changes in its shareholders equity and the cash-flows in the company and consolidated, for the year then ended.

Pursuant to section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us as shown by the Company's books.

March 16, 1994                Shlomo Ziv & Co.
                              Certified Public Accountants (Isr.)

Tel-Aviv, March 14 1994




                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF BULK TRADING CORPORATION LIMITED


We have audited the balance sheets of Bulk Trading Corporation Limited as at December 31, 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical coast as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 15 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit
(loss) and shareholders' equity to the extent summarized in Note 16 to the financial statements.

Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISR)

Chartered Accountants                                             (514) 938-5600
1250. boul. Rene-Levesque ouest                                  Telex 05 268714
Bureau 3500                                                   Fax (514) 938-5709
Montreal (Quebec) H3B 2G4

Price Waterhouse


January 21, 1994


Auditors' Report


To the Shareholders of
C.I.D.L. Inc.

We have audited the balance sheet of C.I.D.L. Inc. as at November 2, 1993 and the statement of income and expense and retained earnings for the period from January 1 to November 2, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 2, 1993 and the results of its operations for the period then ended in accordance with generally accepted accounting principles.


Price Waterhouse
Chartered Accountants

     Tel-Aviv, January 24, 1994






                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293



     Auditor's Report to the Shareholders of
     Camdev Limited

     We have audited the balance sheets of Camdev Limited as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) - 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost of adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 13 to the financial statements.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 14C to the financial statements.


     Somekh Chaikin
     CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                        ROJANSKY, HALIFI, MEIRI & CO.
                         Certified Public Accountants

Ezra Abdat       C.P.A. (Isr.)   Edmond Raviv     C.P.A. (Isr.)
Nadav Hacohen    C.P.A. (Isr.)   Itzhak Gross     C.P.A. (Isr.)
Shaul Netzer-El  C.P.A. (Isr.)   Eliezer Vessely  C.P.A. (Isr.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            TO THE SHAREHOLDERS OF

                     CANIEL - ISRAEL CAN COMPANY LIMITED
                     -----------------------------------

     We have audited the consolidated balance sheet of Caniel-Israel Can Company Limited as at December 31, 1993 and 1992, the related consolidated Statement of income and Shareholders' Equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above Statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in nominal values which formed the basis of the adjusted statements appear in (Note 22) to the financial statements.

     In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net profit and shareholders' equity to the extent summarized in Note 24 to the financial statements.

Tel-Aviv,                     ROJANSKY, HALIFI, MEIRI & CO.
February 20, 1994             CERTIFIED PUBLIC ACCOUNTANTS.

     Tel-Aviv, February 28, 1994




                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293



     Report of Independent Public Accountants of
     DEP Technology Holdings Limited


     We have audited the balance sheets of DEP Technology Holdings Limited as at December 31, 1993, the statements of income and shareholders' equity and cash flows for the period from July 8 to December 1993, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 8 to the financial statements.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993, the results of its operations, the changes in shareholder's equity and cash flows for the period from July 8 to December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.


     Somekh Chaikin

     Certified Public Accountants (Isr.)

Tel-Aviv, March 7, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF  LIMITED OF DIC AND PEC CABLE TV LTD.


We have audited the balance sheets of DIC and PEC Cable TV Ltd. as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical coast as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 5 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit
(loss) and shareholders' equity to the extent summarized in Note 6 to the financial statements.


SOMEKH CHAIKIN
CERTIFIED PUBLIC ACCOUNTANTS (ISR)

Tel-Aviv, March 16, 1994

RASOLY & CO
Certified Public Accountants (Isr.)
Tel-Aviv

SOMEKH CHAIKIN
Certified Public Accountants (Isr.)
Tel-Aviv


Report of Independent Public Auditors
Electronics Line (E.L.) Limited


We have audited the consolidated balance sheets of Electronics Line (EL) Limited as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly were have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is not material difference between generally accepted Israeli Auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The  above  statements  have  been  prepared  on  the  basis   of
historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 28 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows of each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit and shareholders' equity to the extent summarized in Note 30 to the financial statements.



Rasoly & Co.                        Somekh Chaikin
Certified Public Accountants        Certified Public Accountants
(Isr.)                              (Isr.)

                      Joint Auditors

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Elron Electronic Industries Ltd.
(extended form to comply with U.S. standards)

We have audited the balance sheets of Elron Electronic Industries Ltd., (the "Company") as of December 31, 1993 and 1992 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1993, 1992, and 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain affiliated companies, used as a basis for recording the Company's net investment (1993 - $36.2 million; 1992 - $26.5 million) and equity in net income (1993 - $5.2 million; 1992 - $2.7 million; 1991 - $4.9 million) of these companies. Those statements were audited by other independent auditors, whose reports were furnished to us, and our opinion expressed herein, insofar as it relates to such amounts included for these companies, is based solely on the reports of the other independent auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are free of material misstatement.   An audit includes examining,
on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other independent auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1993 and 1992 and the results of its operations and cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the financial statements of the Company, such accounting principles are practically identical).
As more fully disclosed in Note 2J to the financial statements, the Company changed in 1993 its method of accounting for income taxes.


Luboshitz, Kasierer & Co.          Ratzkovsky Fried & Co.
Certified Public Accountants       Certified Public Accountants
          (Israel)                           (Israel)

Haifa, Israel
March 9, 1994

      HAFT & HAFT & CO.     CERTIFIED PUBLIC ACCOUNTANTS (ISR.)
      ----------------
incl.STRAUSS,LAZER & CO.

                         EL-YAM SHIPS LTD.
                         -----------------

                 CONSOLIDATED FINANCIAL STATEMENTS
                      AS AT DECEMBER 31, 1993
                      -----------------------


We have examined the special purpose Consolidated Balance Sheet of El-Yam Ships Ltd. as at December 31, 1993 and 1992 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years ended December 31, 1993. Our examination was made in accordance with generally accepted auditing standards, including the rules prescribed under the Israel Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

As stated at the end of Note 2d, prior to 1993, an investment by the affiliated company in an affiliate was carried at cost, due to the fact that the necessary data in U.S. dollars for inclusion at equity could not be furnished.

In our opinion, except as noted in the previous paragraph as to 1992, the above Consolidated Financial Statements, derived from the primary financial statements expressed in Israel currency, present fairly in conformity with generally accepted accounting principles the financial position of the Company and its subsidiaries as at December 31, 1993 and 1992 and the results of the operations and cash flows for each of the three years ended December 31, 1993.

Pursuant to the United States Securities and Exchange Commission requirements we state:

(1)	The auditing standards and procedures mentioned above are
        Israeli auditing standards and procedures and were augumented by any additional procedures that were considered necessary, in order to comply with generally accepted auditing standards in the United States.

(2)	These financial statements differ from those issued in
        Israel (in conformity with generally accepted accounting principles in Israel) as explained in Note 1 to the financial statements.

March 24, 1994  		        H.H.S.L. Haft & Haft & Co.
Tel Aviv, Israel         	Certified Public Accountants (Isr.)


TEL AVIV	:	HAFT BUILD. 51 WEIZMAN ST. P.O.B. 18115,
			CODE 61180, TEL.972-3-6967231, FAX.972-3-6953517
			MAYA BUILD. 74 DEREKH PETAH TIKVA,
			CODE 67215, TEL.972-3-5613545, FAX.972-3-5613824
HAIFA           :       55 PINHAS MARGOLIN ST. P.O.B. 8081
			CODE 31080, TEL.972-4-525202, FAX.972-4-555813
JERUSALEM	:	16 BILU ST. P.O.B. 790
			CODE 91007, TEL.972-2-638276, FAX.972-2-635534

     Tel-Aviv, February 28, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293





     Report of Independent Public Accountants to the Board of Directors of Gemini Capital Fund Management Ltd.

     We have audited the accompanying balance sheet of Gemini Capital Fund Management Ltd. as of December 31, 1993, statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1993, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Fund Management Ltd. as of December 31, 1993 and the results of its operations, changes in its shareholders' equity and cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     Somekh Chaikin

     Certified Public Accountants

     Tel-Aviv, February 28, 1994

                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293



     Report of Independent Public Accountants to the Board of Directors of Gemini Israel Fund L.P.

     We have audited the accompanying balance sheet of Gemini Israel Fund L.P. as of December 31, 1993, statements of income, changes in shareholders' equity and cash flows for the period from January 21, 1993 to December 31, 1993, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund L.P. as of December 31, 1993 and the results of its operations, changes in its shareholders' equity and cash flows for the period from January 21, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements include investments valued at US dollars 3,805 thousand (53% of partners capital at balance sheet date) whose values have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.

     Somekh Chaikin

     Certified Public Accountants

                                   BAVLY MILLNER & CO.
                                   Certified Public Accountants

                                   27 Hamered Street
                                   PO Box 50075
                                   Tel-Aviv 61 500, Israel

                                   Tel. (03) 510-3377
                                   Fax. (03) 517-5280


                     AUDITORS' REPORT TO THE SHAREHOLDERS
                                      OF
                          GENERAL ENGINEERS LIMITED

We have audited the balance sheets of General Engineers Limited as at December 31, 1993 and 1992 and the related statements of income and shareholders' equity and cash flows for each of the three years ended December 31, 1993, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1993 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts
and disclosures in the financial statements.   An audit also includes
assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 16 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit and shareholders' equity to the extent summarized in Note 17 to the financial statements.

                                   Bavly Millner & Co.
                              Certified Public Accountants



478-26135
Tel Aviv, February 21, 1994
Bavly Millner & Co.

KESSELMAN & KESSELMAN           CERTIFIED PUBLIC ACCOUNTANTS (ISR)

                               AUDITORS' REPORT

                            To the Shareholders of

                  GILAT COMMUNICATION ENGINEERING 1990 LTD.
                  -----------------------------------------
               (Formerly - Gilat Cable Communication 1990 Ltd.)

We have examined the balance sheet of Gilat Communication Engineering 1990 Ltd. (hereafter - the Company) and the consolidated balance sheet of the Company and its subsidiary at December 31, 1993 and the statements of income, changes in shareholders' equity and cash flows - of the Company and consolidated - for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. Data relating to an associated company are based on its financial statements which have been examined by other certified public accountants.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in Note 13.

In our opinion, based upon our examination and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel, the financial position - of the Company and consolidated - at December 31, 1993 and the results of operations and the cash flows - of the Company and consolidated - for the year then ended. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 14.


Tel-Aviv, Israel                Kesselman & Kesselman
February 21, 1994        Certified Public Accountants (Israel)

REPORT OF INDEPENDENT AUDITORS
- ------------------------------

To the Shareholders of


GILAT SATELLITE NETWORKS LTD.
- ----------------------------


We have examined the consolidated balance sheets of Gilat Satellite Networks Ltd. (the "Company") and its subsidiaries at December 31, 1993 and 1992 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).


Tel-Aviv, Israel            Kesselman & Kesselman
February 23, 1994           Certified Public Accountants (Israel)

     Tel-Aviv, March 7, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293




     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
     TO THE SHAREHOLDERS OF ISPAH HOLDINGS LIMITED

     We have audited the balance sheets of Ispah Holding Limited Company as at December 31, 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical coast as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 5 to the financial statements.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 6 to the financial statements.


     Somekh Chaikin

     CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                                                   ARTHUR
        HAFT & GLUCKMAN			          ANDERSEN
CERTIFIED PUBLIC ACCOUNTANTS              ARTHUR ANDERSEN & CO.SC

           Report of Independent Public Accountants
           ----------------------------------------

To the Stockholders and Board of Directors of Israel Discount Bank of New York:

We have audited the accompanying consolidated statements of condition of Israel Discount Bank of New York (a New York State chartered bank) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Discount Bank (Latin America) ("DBLA"), a wholly-owned subsidiary, which statements reflect total assets, interest income and net income of 5% and 4%; 6%, 6% and 4%; and 21%, 11% and 12%, respectively, of the consolidated totals as of December 31, 1993 and for the three years then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for DBLA, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Discount Bank of New York and subsidiaries as of December 31, 1993 and 1992, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in note 1 and note 14, effective January 1, 1993, Israel Discount Bank of New York changed its method of accounting for income taxes and postretirement benefits pursuant to the standards promulgated by the Financial Accounting Standards Board.



Haft & Gluckman                          Arthur Andersen & Co.
New York, New York
March 18, 1994

KESSELMAN & KESSELMAN                   CERTIFIED PUBLIC ACCOUNTANTS (ISR)

AUDITORS' REPORT

To the Shareholders of

KLIL INDUSTRIES LIMITED


We have examined the balance sheet of Klil Industries Limited (the company) and the consolidated balance sheet of the company and its wholly-owned subsidiary at December 31, 1993, and the statements of income, changes in shareholders' equity and cash flows - of the company and consolidated - for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 11.

In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - of the company and consolidated - at December 31, 1993 and the results of operations and cash flows - of the company and consolidated - for the year then ended. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 12.


Haifa,                                 Kesselman & Kesselman
February 22, 1994

                         COHEN, EYAL, YEHOSHUA & CO.
                     Certified Public Accountants (Isr.)

Weizmann Street., P.O. Box 21592                   Cohen Eliahu C.P.A. (Isr.)
Tel Aviv 61214 Israel                               Eyal Itamar C.P.A. (Isr.)
Tel. 03-6952210  Fax. 03-6953517                Yehoshua Nissim C.P.A. (Isr.)


                    AUDITORS REPORT TO THE SHAREHOLDERS OF
                    --------------------------------------
                             LEGO IRRIGATION LTD.
                             --------------------


     We have examined the balance sheet of Lego Irrigation Ltd. (the Company) as at December 31, 1993, the statements of profit and loss, changes in shareholders' equity and cash flows for the year ended on that date. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

     The financial statements are prepared on the basis of historical cost as adjusted for the effects of inflation according to the opinions of the Institute of Certified Public Accountants in Israel. Note 21 gives a summary of the abovementioned financial statements based on the nominal historical data which served as the bases of the preparation of the adjusted statements.

     In Note 22 are given data of the Company's nominal net profit and shareholders' equity on the basis of accounting policies determined by PEC. Israel Economic Corporation (interested party) and for its purposes.

     The financial statements of a subsidiary in which the investment is included on equity basis, were audited by other Certified Public Accountants.

     The financial statements for the years 1991 and 1992 were adjusted by way of restatement in order to present retroactively the amendment of the accounting treatment in various items as detailed in Note 2K, an amendment to which we agree.

     In our opinion, based on our examination, and on the opinion of other certified public accountants, as aforesaid, the above financial statements, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at 31st December, 1993, the results of its operations, changes in shareholders' equity and cash flows for the year ended on that date and in our opinion they are prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements), 1993.


March 3, 1994                 Cohen, Eyal, Yehoshua and Co.
                              Certified Public Accountants (Isr.)

KOST LEVARY and FORER  C.P.A. (ISRAEL)

                        REPORT OF INDEPENDENT AUDITORS

                            To the Shareholders of

                 LOGAL EDUCATIONAL SOFTWARE AND SYSTEMS LTD.

     We have audited the balance sheet of Logal Educational Software and Systems Limited (the "Company") and the consolidated balance sheet of the Company and its subsidiary at December 31, 1993 and the related company and consolidated statements of operations, changes in deficiency in shareholders' equity and Company and consolidated cash flows for the year then ended. Our audit was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

     The financial statements of a 100% controlled subsidiary were audited by other accountants. The share of the Company in the losses of this subsidiary for the year ended December 31, 1993 amounted to NIS 940 thousand and the investment in the Company on the equity basis at December 31, 1993 amounted to NIS 280 thousand.

     The aforementioned financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price Index, as required by Statements of the Institute of Certified Public Accountants in Israel. A summary of the financial statements in nominal (historical) Israeli shekels, which served as a basis for the adjusted statements, is presented in Note 18.

     In our opinion, based on our audit and those of other auditors, the aforementioned financial statements present fairly, in accordance with accounting principles generally accepted in Israel, the financial position of the Company and the financial position of the company and its subsidiary as at December 31, 1993, the results of their operations, the changes in the deficiency in shareholders' equity and their cash flows for the year then ended.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not affect the determination of nominal/historical net loss and shareholders' equity.

     Pursuant to Section 211 of the Companies Ordinance, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


Tel-Aviv,                          KOST, LEVARY and FORER
February 27, 1994                  Certified Public Accountants
                                             (Israel)

IGAL BRIGHTMAN & CO.
Certified Public Accountants
3 Daniel Frisch St., Tel-Aviv 64731, ISRAEL
P.O.B. 16593.61164 - TEL. 972-3-6964263  - FAX. 972-3-6960130

Office in Jerusalem:
New Clal Center, 42 Agrippas Street, Jerusalem 94301, ISRAEL
TEL. 972-2-235157 - FAX. 972-2-233628


                         INDEPENDENT AUDITORS' REPORT
                TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                    "MAXIMA" - AIR SEPARATION CENTER LTD.
                ---------------------------------------------


We have audited the balance sheets of "Maxima" - Air Separation Center Ltd. - consolidated and for the Company - as of December 31, 1993 and 1992 and the related statements of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1993, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1993, and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for changes in the general purchasing power of Israeli currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal-historical New Israeli Shekels, which formed the basis of the adjusted statements, appear in Note 29 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position - consolidated and for the Company - as of December 31, 1993 and 1992, and the results of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in Note 30 to the financial statements.


Tel-Aviv, Israel                   Igal Brightman & Co.
March 10, 1994.               Certified Public Accountants (Isr.)

KESSELMAN & KESSELMAN            Certified Public Accountants (ISR)





AUDITORS' REPORT
- ----------------

To the Shareholders of

MUL-T-LOCK LIMITED

We have examined the consolidated balance sheets at December 31, 1993 of Mul-T-Lock Limited (hereafter - the company) and its subsidiaries and the statements of income, changes in shareholders' equity and cash flows for the year then ended. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of consolidated subsidiaries, whose assets at December 31, 1993 and 1992 constitute approximately 5% and 5.2%, respectively, of total consolidated assets and whose turnover for the years 1993, 1992 and 1991 constitutes approximately 2.7%, 3.7%, and 5.4%, respectively, of total consolidated turnover, have been examined by other certified public accountants.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 15.

In our opinion, based upon our examination and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the consolidated financial position of the company and its subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year then ended. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 16.

Tel-Aviv,
March 3, 1994                           Kesselman & Kesselman

      HAFT & HAFT & CO.                    Certified Public Accountants (ISR)
incl. STRAUSS, LAZER & CO.


       AUDITORS' REPORT TO THE SHAREHOLDERS OF PEC FINANCE COMPANY LTD.
       ----------------------------------------------------------------
                 (FORMERLY - P.E.C. LOAN CORPORATION LIMITED)
                 --------------------------------------------

     We have examined the balance sheet of PEC Finance Company Ltd. as at December 31, 1993, and the statements of profit and loss, of changes in shareholders' equity and of cash flows for the year then ended. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The auditing standards and procedures mentioned above are Israeli auditing standards and procedures which are substantially similar to those generally accepted in the United States.

     The aforementioned financial statements were prepared on the basis of historical cost adjusted for the changes in the generally purchasing power of the Israeli currency in accordance with Opinions issued by the Institute of Certified Public Accountants in Israel. Condensed nominal information which formed the basis of the adjusted financial statements is given in Note 11 to the financial statements.

     Financial statements as of dates and for periods prior to January 1, 1993 were examined by other auditors.

     In our opinion, based on our examination, the above financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1993, and the results of their operations and their cash flows for the year then ended.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The effect of the application of the latter is summarized in Note 11 to the financial statements.


                                   H.H.S.L. Haft & Haft & Co.
Tel-Aviv, March 9, 1994       Certified Public Accountants (Isr.)


TEL AVIV     : HAFT BUILD. 51 WEIZMAN ST. P.O.B. 18115, CODE
               61180.  TEL. 972-3-6967231, FAX. 972-3-6953517
             : MAYA BUILD. 74 DEREKH PETAH TIKVA, CODE 67215.
               TEL. 972-3-5613545, FAX. 972-3-5613824
HAIFA        : 55 PINHAS MARGOLIN ST. P.O.B. 8081, CODE 31080.
               TEL. 972-4-525202, FAX. 972-4-555813
JERUSALEM    : 16 BILU ST. P.O.B. 790, CODE 91007
               TEL. 972-2-638276, FAX. 972-2-635534

     Tel-Aviv, March 13, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293





     The Board of Directors
     Property and Building Corporation Limited

     We have audited the balance sheets of Property and Building Corporation Limited ("the Company") as at December 31, 1993 and December 31, 1992, the related statements of earnings and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) - 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 28 to the financial statements.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 29 C. to the financial statements.


     Somekh Chaikin
     CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                            ARTHUR ANDERSEN & CO.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of RPA Leasing, Inc.:

We have audited the accompanying balance sheet of RPA Leasing, Inc., (a Colorado corporation) and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPA Leasing, Inc. as of December 31, 1993, and the results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed further in Note 1, the Company has not received any lease revenues to date. If sufficient lease revenues are not generated, additional shareholder contributions will be required to meet the Company's debt obligations, which have been guaranteed by the Company's shareholders. Realization of the Company's investment in leased assets and advances to related parties is dependent upon receipt of anticipated lease revenue and success of the Company's future operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado.                  Arthur Andersen & Co.
February 17, 1994

                          CHRYSANTHOU & CHRISTOFOROU
                    Certified Public Accountants (Cyprus)

Representing:
Arthur Andersen & Co.

Corner Th. Dervis - Florinis Street
P.O. Box 1675, Nicosia Cyprus
357-2-475181 Telephone
357-2-473909 Facsimile


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF
RTS TELECOMMUNICATIONS SERVICES LIMITED

We have audited the accompanying balance sheet of RTS Telecommunications Services Limited as of December 31, 1993, and the related statements of operations, shareholders' equity and cash flows for the period from January 15, 1993 to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RTS Telecommunications Services Limited as of December 31, 1993, and the results of its operations and its cash flows for the period from January 15, 1993 to December 31, 1993 in conformity with generally accepted accounting principles.




CHRYSANTHOU & CHRISTOFOROU
Certified Public Accountants (Cyprus)

Nicosia, February 8, 1994

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

SCITEX CORPORATION LTD.

We have examined the consolidated balance sheets of Scitex Corporation Ltd. (the Company) and its subsidiaries at December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1993. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).


Tel Aviv, Israel                   Kesselman & Kesselman
February 15, 1994          Certified Public Accountants (Israel)

     Tel-Aviv, March 7, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293





     Report of Independent Public Accountants of
     Sign-on Data Communication Services Ltd.

     We have audited the balance sheet of Sign-on Data Communication Services Ltd. as at December 31, 1993, the related statement of income and shareholders' equity and cash flows for the year then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 17 to the financial statements.

     Comparative data for the years ended December 31, 1992 and 1991 included in the financial statements have been audited and reported upon by other auditors.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 18 to the financial statements.


     Somekh Chaikin
     Certified Public Accountants (Isr.)

     Tel-Aviv, March 10, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293




     Report of Independent Public Accountants to the Shareholders of Super-Sol Limited

     We have audited the consolidated balance sheets of Super-Sol and its subsidiaries and the financial statements of the Company as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 30 to the financial statements.

     The data relating to the equity value of investments in affiliated companies and to the group's share in the results of those companies are based on financial statements some of which were examined by other auditors.

     In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net profit and shareholders' equity to the extent summarized in Note 31 to the financial statements.


     Somekh Chaikin
     Certified Public Accountants (Isr.)

     Haifa, February 23, 1994



                                        Certified Public Accountants (Isr.)


                                        Tel Aviv 61006
                                        33 Yavetz Street
                                        PO Box 609
                                        Tel (03) 517 4444
                                        Telecopier (972) 35174440

                                        Haifa 31001
                                        5 Palyam Street
                                        PO Box 210
                                        Tel (04) 670338
                                        Telecopier (972) 4670319
          SOMEKH CHAIKIN

                                        Jerusalem 91001
                                        33 Jaffa Road
                                        PO Box 212
                                        Tel (02) 253 3291
                                        Telecopier (972) 225 3293





     Independent Auditor's Report to the Shareholders of
     Tambour Limited

     We have audited the balance sheets of Tambour Limited ("the Company") and Tambour Limited and Subsidiaries ("the consolidation") as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     Condensed statements of the Company in historical values which formed the basis of the adjusted statements appear in Note 20 to the financial statements.

     The financial statements of a consolidated company whose assets in 1992 comprised approximately 6.5% of the total assets in the consolidated balance sheet and whose revenues comprised approximately 3.3% of the total revenues in the consolidated statement of income, were audited by another auditor. The data included in the Company's financial statements, relating to the investment on equity basis and the equity in the earnings of this company were based, in 1992, on the financial statements audited by this other auditor.

     In our opinion, based on our audit and the reports of another auditor, as mentioned above, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 21 to the financial statements.


     Somekh Chaikin

     CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)

                         SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEC ISRAEL ECONOMIC CORPORATION



Date: March 31, 1994     By:/s/JAMES I. EDELSON
                            ---------------------------------
                            James I. Edelson,
                            Executive Vice President and
                            Secretary


        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                  Date
      ----                                  ----


/s/RAPHAEL RECANATI                       March 31, 1994
- ------------------------------
Raphael Recanati,
Chairman of the Board
of Directors


/s/JOSEPH CIECHANOVER                     March 31, 1994
- ------------------------------
Joseph Ciechanover,
President and Principal
Executive Officer; Director


/s/WILLIAM GOLD                           March 31, 1994
- ------------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                  Date
      ----                                  ----


/s/ROBERT H. ARNOW                        March 31, 1994
- ------------------------------
Robert H. Arnow, Director


                                          March   , 1994
- ------------------------------
James S. Crown, Director


                                          March   , 1994
- ------------------------------
Roger Cukierman, Director


/s/HERMANN MERKIN                         March 31, 1994
- ------------------------------
Hermann Merkin, Director


                                          March   , 1994
- ------------------------------
Harvey M. Meyerhoff, Director


/s/ALAN S. ROSENBERG                      March 31, 1994
- ------------------------------
Alan S. Rosenberg, Director


/s/GEORGE M. SHAPIRO                      March 31, 1994
- ------------------------------
George M. Shapiro, Director


/s/HERBERT M. SINGER                      March 31, 1994
- ------------------------------
Herbert M. Singer, Director


/s/DOV TADMOR                             March 31, 1994
- ------------------------------
Dov Tadmor, Director


/s/RICHARD S. ZEISLER                     March 31, 1994
- ------------------------------
Richard S. Zeisler, Director

	                              EXHIBITS

	                                 TO

	                        REPORT ON FORM 10-K

	                                 OF

	                PEC ISRAEL ECONOMIC CORPORATION

	              FOR THE YEAR ENDED DECEMBER 31, 1993

                              EXHIBIT INDEX
	                                                                Page No.

 (3)(i).		Composite Articles of Incorporation of the
 		Company, as amended.                                        118

 (3)(ii).	 	Composite By-Laws of the Company, as amended.       126

 10(i)(a).		Voting Agreement dated December 10, 1980 between
          the Company and Discount Investment Corporation Ltd.
          (formerly Discount Bank Investment Corporation Ltd.),
          as amended by a Letter Agreement dated May 4, 1983 and
          by an Addendum dated December 30, 1983.                           140

 10(i)(b).		Amendment to Exhibit 10(i)(a) dated December 10,
          1990 filed as Exhibit 10(i)(b) to the Company's Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1990 and incorporated herein by reference.

 10(i)(c).		Amendment to Exhibit 10(i)(a) dated as of February
          1, 1993 filed as Exhibit 10(i)(c) to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 30, 1992 and incorporated herein by reference.

 10(i)(d).		Shareholders' Agreement dated May 20, 1992 among
          Clal Electronics Industries Ltd., the Company, Discount
          Investment Corporation Ltd. and International Paper
          Company, filed as Exhibit A to Amendment No. 13 to the
          Company's Statement on Schedule 13D in respect of ordinary shares of Scitex Corporation Ltd. held as of June 12, 1992 and incorporated herein by reference.

 10(i)(e).		Agreement dated December 11, 1988 among the
          Company, Discount Investment Corporation Ltd. and Elron Electronic Industries Ltd., as amended on May 19, 1989, filed as Exhibit 2 to the Company's Statement on
          Schedule 13D in respect of ordinary shares of Elron held as of February 28, 1990 and incorporated herein by reference.

 10(i)(f).		Business Opportunities Agreement dated as of
          November 30, 1993 among the Company, DIC Finance and
          Management Ltd., and, for the purpose of section 5
          thereof only, PEC Finance Company Ltd. and Discount
          Investment Corporation Ltd.                                       148

 10(i)(g).		Agreement dated December 24, 1991 between Israel
          Discount Bank Ltd. and PEC Financial Corporation, as amended, filed as Exhibit 10(i)(f) to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.

                                                                        Page No.

 10(i)(h).		 Exchange Agreement dated December 24, 1991
           between Israel Discount Bank Ltd. and PEC Financial Corporation, filed as Exhibit 10(i)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

 10(i)(i).		 Agreement dated February 19, 1992 between Israel
           Discount Bank of New York and PEC Financial
           Corporation, filed as Exhibit 10(i)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

 10(i)(j).		 Agreement dated December 31, 1991 between PEC
          Loan Corporation Ltd. and IDB Development Corporation
          Ltd., filed as Exhibit 10(i)(i) to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1991 and incorporated herein by reference.

 10(i)(k).		 Agreement dated January 31, 1993 among the
          Company, DIC Energy Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

 10(i)(l).		Exchange Agreement dated as of January 4, 1994
          among the Company, PEC Holdings Limited and IDB
          Development Corporation Ltd.                                      161

 10(iii)(a).	Trust Agreement dated December 19, 1991 among the
           Company, Alan S. Rosenberg, as Trustee, and Joseph Ciechanover, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

 21.		 Subsidiaries of the Registrant.                            183


 *This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.