Form 10-Q
period 1994-03-31
PEC ISRAEL ECONOMIC CORP
filed 1994-05-13
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended          March 31, 1994
                                   ----------------------------------------

                                        OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   ---------------------  --------------------

                             Commission file number 2-1271
                                                    ------

                     PEC Israel Economic Corporation
    --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Maine                                 13-114-3528
    --------------------------------------         ---------------------------
        (State or other jurisdiction                    (I.R.S. employer
      of incorporation or organization)               identification no.)


         511 Fifth Avenue, New York, N.Y.                     10017
    ----------------------------------------       ---------------------------
    (Address of principal executive offices)                (Zip code)


    Registrant's telephone number, including area code      (212) 687-2400
                                                       -----------------------



    --------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
    been subject  to such filing  requirements for the past  90 days. YES   X
                                                                         ------
    NO     .
      -----

         As of May 12, 1994 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                  Page 1 of 11 pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------
               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
               ------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                 (Unaudited)

                                                  For the Three Months Ended:
                                                  ---------------------------
                                                    3/31/94         3/31/93
                                                  -----------     -----------
Revenues:
  Interest and dividends                          $   705,955     $   814,382
  Equity in net income of Affiliated Companies      4,970,107       7,035,252
  Net gain on issuance of shares by
    Affiliated Companies                            6,415,178       7,778,505
  Revenues of General Engineers Limited             3,317,116       2,529,816
  Net gain on sales of investments                    329,844         453,384
  Change in market value of marketable
    securities                                     (1,240,491)           -
  Other                                              (312,536)       (126,315)
                                                  -----------     -----------
                                                   14,185,173      18,485,024
                                                  -----------     -----------
Expenses:

  General and administrative                          834,612       1,014,991
  Cost of sales and expenses of
    General Engineers Limited                       3,301,705       2,607,602
                                                  -----------      ----------
                                                    4,136,317       3,622,593
                                                  -----------      ----------
Income before income taxes and cumulative
  effect of accounting changes                     10,048,856      14,862,431
Income taxes                                          257,858       1,598,849
                                                  -----------      ----------
Income before cumulative effect of
  accounting changes                                9,790,998      13,263,582
Cumulative effect of changes in accounting for:
    Marketable securities                           2,472,879            -
    Income taxes                                         -         (1,173,713)
                                                  -----------     -----------

Net Income                                        $12,263,877     $12,089,869
                                                  ===========     ===========
Earnings per common share before
  cumulative effect of changes
  in accounting                                   $       .52     $       .70

Cumulative effect on earning per share for
  changes in accounting for:
    Marketable securities                                 .13             -
    Income taxes                                          -              (.06)
                                                  -----------     -----------
Earnings per common share                         $       .65     $       .64
                                                  ===========     ===========

Number of shares outstanding                       18,758,588      18,758,588

Dividend per share                                    None            None


See notes to consolidated financial statements.

                  PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                  ------------------------------------------------

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                                    (Unaudited)



                                                  March 31,     December 31,
                                                  ---------     ------------
                                                    1994            1993
                                                  ---------     ------------
    Assets
    ------

    Cash and cash equivalents                   $ 36,815,539    $ 42,665,957
    Investments                                  316,667,494     292,484,875
    Assets of General Engineers Limited            8,609,350       8,722,142
    Other assets                                   3,966,915       4,000,416
                                                ------------    ------------

         Total assets                           $366,059,298    $347,873,390
                                                ============    ============

    Liabilities and Shareholders' Equity
    ------------------------------------

    Liabilities:
      Liabilities of General
        Engineers Limited                       $  5,331,006    $  5,484,976
      Deferred income taxes                       32,384,986      30,214,359
      Other liabilities                            4,922,649       4,937,184
                                                ------------    ------------
         Total liabilities                        42,638,641      40,636,519
                                                ------------    ------------

    Shareholders' equity:
      Common stock, $1.00 par value               31,952,180      18,758,588
      Additional paid-in capital                  99,265,679      99,257,071
      Retained earnings                          213,063,149     200,799,272
      Unrealized gain on marketable
        securities                                 3,011,617            -
      Cumulative translation adjustment          (10,678,376)    (11,578,060)
                                                -------------    ------------

                                                 336,614,249     307,236,871

      Treasury stock                             (13,193,592)           -
                                                ------------    ------------
         Total shareholders' equity              323,420,657     307,236,871
                                                ------------    ------------

         Total liabilities and
           shareholders' equity                 $366,059,298    $347,873,390
                                                ============    ============




    See notes to consolidated financial statements.

                      PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 1994



                                                                    Unrealized Gain    Cumulative
                             Common        Paid-in      Retained    on Marketable      Translation    Treasury
                             Stock         Capital      Earnings      Securities       Adjustment     Stock            Total
                           -----------   -----------  ------------  ----------------- ------------    ------------     ------------
Balance, January 1, 1994   $18,758,588   $99,257,071  $200,799,272   $   ---          $(11,578,060)   $    ---         $307,236,871

Adoption of SFAS 115
      for available-for-
      sale marketable securities,
      net of tax                                                       3,790,603                                          3,790,603

Issuance of 13,193,592
      new common shares
      in exchange for
      13,193,592 common
      shares                13,193,592                                                                 (13,193,592)         ---

Change in market value
      for available-for-
      sale marketable securities,
      net of tax                                                        (778,986)                                          (778,986)
Paid-in capital of
      Affiliated Companies                     8,608                                                                          8,608

Change in cumulative
      translation adjustment                                                               899,684                          899,684

Net income                                              12,263,877                                                       12,263,877
                           -----------   -----------  ------------   ----------       --------------  -------------    ------------
Balance, March 31, 1994    $31,952,180   $99,265,679  $213,063,149   $3,011,617       $(10,678,376)   $(13,193,592)    $323,420,657
                           ===========   ===========  ============   ==========       =============   =============    ============

See notes to consolidated financial statements.
                                                              Page 4 of 11 pages

                 PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    (Unaudited)

                                                For the Three Months Ended:
                                                   3/31/94        3/31/93*
                                                   -------        -------
Cash Flows from Operating Activities:

Net income                                      $12,263,877    $12,089,869
Adjustments to reconcile net income to net cash
  used in operating activities:
       Equity in net income of
         Affiliated Companies                    (4,970,107)    (7,035,252)
       Cumulative effect of changes in
         accounting for:
              Marketable securities              (2,472,879)          -
              Income taxes                             -         1,173,713
       Purchase of marketable securities         (9,225,997)    (7,373,023)
       Proceeds from sale of marketable
          securities                                347,167      2,313,335
       Change in market value of marketable
            securities                            1,240,491           -
       Net gain on sales of investments            (329,844)      (453,384)
       (Income) loss of consolidated
         subsidiaries                                (1,361)        28,228
       Loss on investment in partnerships           334,682        202,853
       Amortization of premiums
         on receivables                              50,193         17,460
       Net gain on issuance of shares by
         Affiliated Companies                    (6,415,178)    (7,778,505)
       Dividends from Affiliated Companies        1,020,220        569,160
       Increase in other assets                    (340,320)      (171,173)
       Increase in deferred income taxes                 56      1,406,847
       Increase in other liabilities                104,052        534,501
       Write-off of deferred charges                      -        110,457
                                                -----------    -----------
         Net cash used in operating
           activities                            (8,394,948)    (4,364,914)
                                                -----------    -----------
Cash Flows from Investing Activities:
  Collection of U.S. Government obligations       2,766,455           -
  Purchase of notes and bonds receivable         (1,496,142)    (3,264,943)
  Proceeds from sale of investments               2,210,884           -
  Purchase of investments                          (936,667)    (5,891,574)
                                                -----------    ------------

         Net cash provided by (used in)
           investing activities                   2,544,530     (9,156,517)
                                                -----------    -----------
Net Decrease in Cash and Cash Equivalents        (5,850,418)   (13,521,431)
Cash and Cash Equivalents, beginning
  of period                                      42,665,957     66,040,089
                                                -----------    -----------

Cash and Cash Equivalents, end of period        $36,815,539    $52,518,658
                                                ===========    ===========
Supplemental Disclosures of Cash Flow
  Information:
Cash paid during period for income taxes        $   134,696    $   114,507

See notes to consolidated financial statements.
*Reclassified.

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        Notes to Consolidated Financial Statements
                                        (Unaudited)


               1. The December 31, 1993 balance sheet presented herein was derived from the audited December 31, 1993 consolidated financial statements of the Company and Subsidiaries.

               2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of
                    Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Subsidiaries for the year ended December 31, 1993 for a description of the significant accounting policies, which have continued without change, except as described in Note 3 below, and other footnote information.

               3.   Effective  on  January  1,  1994,  the  Company adopted
                    Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994 for securities classified as "trading securities" was an increase in net income of $2,472,879, net of taxes, or $.13 per share, which increase is reported separately in the accompanying statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for-sale securities" was an increase in shareholders' equity of $3,790,603 as of January 1, 1994 and $3,011,617 as of
                    March 31, 1994.






                                                       Page 6 of 11 pages

           4. On March 24, 1994, pursuant to a plan of reorganization, PEC Holdings Limited ("PECH"), a Maine corporation and a wholly owned subsidiary of IDB Development Corporation Ltd. ("IDB Development"), which owned 13,193,592 shares of the Company's common stock, transferred those shares of the Company's common stock to the Company (which holds them as treasury shares) in exchange for an identical number of newly issued shares of common stock. Immediately after the exchange, pursuant to such plan of reorganization, PECH was dissolved and distributed to IDB Development the newly issued shares of the Company's common stock received in the exchange, resulting in the Company becoming a direct subsidiary of IDB Development. As a result of the foregoing exchange, the Company has 31,952,180 issued shares of common stock, par value $1.00 per share, of which 18,758,588 shares are outstanding and 13,193,592 shares are treasury shares. The issuance of the new shares was accounted for at par value because the transaction was among related parties and there was no change in relative ownership interests among shareholders.

          5. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.






















                                                       Page 7 of 11 pages

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           ---------------------------------------
                                   FINANCIAL CONDITION AND
                                   -----------------------
                                    RESULTS OF OPERATIONS
                                    ---------------------

               RESULTS OF OPERATIONS
               ---------------------

               Three Months Ended  March 31, 1994 Compared  to Three Months
               ------------------------------------------------------------
               Ended March 31, 1993
               --------------------

                    Consolidated  net income  for  the three  months  ended
               March 31, 1994 was $12.3 million compared to $12.1 million for the three months ended March 31, 1993. The increase in consolidated net income resulted primarily from a reduced provision for income taxes and the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") in the first quarter of 1994 (which increased consolidated net income in the first quarter of 1994 by a cumulative effect adjustment of approximately $2.5 million, offset in part by a reduction in revenues in the first quarter of 1994 of approximately $1.2 million for changes in the market value of marketable securities). The increase in consolidated net income also resulted from the effect of PEC's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the first quarter of 1993 (which reduced consolidated net income in the first quarter of 1993 by a cumulative effect adjustment of approximately $1.2 million). The increase attributable to these factors was partially offset by decreases in equity in net income of Affiliated Companies and in net gain on issuance of shares by Affiliated Companies.

                    Equity  in net income  of Affiliated Companies  for the
               first quarter of 1994 was $5.0 million compared to $7.0 million for the corresponding 1993 period. The reduction in net income of Affiliated Companies for the three months ended March 31, 1994 reflects PEC's reduced net income in respect of some Affiliated Companies, principally Scitex,
               El-Yam, Tel-Ad, Elron and Tambour. This reduction was partially offset by PEC's increased net income in respect of certain other Affiliated Companies, particularly DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel) and Super-Sol.

                    Net  gain on issuance of shares by Affiliated Companies
               for the three months ended March 31, 1994 resulted principally from the exercise in February 1994 of all the then outstanding one year options to purchase ordinary shares of Tambour, which options Tambour sold in February 1993 in an initial public offering in Israel of ordinary shares and one and two year options to purchase ordinary shares. As a result of the exercise of options to purchase ordinary shares of Tambour in the first quarter of 1994, PEC realized a gain on issuance of shares by Tambour of approximately $5.9 million for the three months ended March 31, 1994 and PEC's ownership interest in Tambour was reduced


                                                        Page 8 of 11 pages
               from 44.9% to 41.3%. During the first quarter of 1994, PEC also realized a gain on issuance of shares by Lego of approximately $528,000 as a result of Lego's initial public offering in Israel in January 1994, which reduced PEC's ownership interest in Lego from 16.0% to 13.0%. During the first quarter of 1993, PEC realized a gain on issuance of shares by Tambour of $7.0 million as a result of Tambour's public offering and realized a gain on issuance of shares by Mul-T-Lock of $718,000 as a result of Mul-T-Lock's sale of ordinary shares in a private placement.

                    PEC's interest  and dividend  income  decreased in  the
               first quarter of 1994 compared with the corresponding period of 1993 primarily because of lower interest rates and a reduced amount of liquid assets (approximately $71.8 million at the end of the first quarter of 1994 compared to approximately $78.9 million at the end of the corresponding period of 1993). See Liquidity and Capital Resources. The amount of liquid assets was reduced principally due to the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.

                    The net  gain on  sales  of investments  for the  three
               months ended March 31, 1994 of $329,844 resulted from PEC's sale of a small portion of the shares of Maxima and its sale of marketable securities of U.S. companies while its net gain on sales of investments for the corresponding period of 1993 of $453,384 resulted from PEC's sale of marketable securities of U.S. companies. PEC's other income for the first quarter of 1994 reflects principally a greater loss with respect to PEC's interest in a limited partnership compared with the corresponding period of 1993.

                    General  and  administrative  expenses  for  the  three
               months ended March 31, 1994 declined compared with the three months ended March 31, 1993 due in part to the write-off in the first quarter of 1993 of approximately $110,000 of deferred American Stock Exchange listing fees for PEC's common stock.

                    PEC does not provide deferred income taxes with respect
               to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. The reduced provision for income taxes in the first quarter of 1994 compared to the corresponding quarter of 1993 is primarily attributable to an increase in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies in the first quarter of 1994 compared to the corresponding quarter of 1993.

                    As discussed  in Note 3 to the financial statements for
               the three months ended March 31, 1994, effective on January 1, 1994, PEC adopted SFAS 115, which requires PEC to report debt and equity securities, other than equity securities accounted under the equity method, at fair value with

                                                   Page 9 of 11 pages
               unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The cumulative effect of adopting SFAS 115 for securities classified as "trading securities" was to increase PEC's consolidated net income for the first quarter of 1994 by approximately $2.5 million, net of taxes. This increase was partially offset by a decrease of approximately $1.2 million in the market value of "trading securities" in the first quarter of 1994.

                    Effective January 1,  1993, PEC adopted SFAS  109 which
               required PEC to change from the deferred method to the liability method for financial accounting and reporting for income taxes. The cumulative effect of PEC's adoption of SFAS 109 was to decrease PEC's consolidated net income for the first quarter of 1993 by approximately $1.2 million.

               SHAREHOLDERS' EQUITY
               --------------------

                    As  discussed above  and  in Note  3  to the  financial
               statements for the three months ended March 31, 1994, PEC adopted SFAS 115 effective on January 1, 1994. The effect of adopting SFAS for securities classified as "available-for-sale securities" was to increase shareholders' equity, net of taxes, by approximately $3.8 million as of January 1, 1994 and by approximately $3.0 million as of March 31, 1994.

               LIQUIDITY AND CAPITAL RESOURCES
               -------------------------------

                    As of March  31, 1994, PEC's liquid  assets (consisting
               of cash, short-term bank deposits, marketable securities of U.S. companies and marketable bonds and notes) totaled approximately $71.8 million.

                    For the three months ended March 31, 1994, PEC received
               cash dividends and interest totaling $1.7 million (including $1 million of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the first quarter of 1994, PEC received a total of $5.4 million of additional funds of which $2.6 million was generated from the sale of securities and $2.8 million was generated from the collection of U.S. Government obligations. During the same period, PEC purchased securities of several Affiliated Companies for approximately $937,000, purchased marketable securities of U.S. companies for approximately $9.2 million and purchased capital notes of an Affiliated Company for approximately $1.5 million.



                                                  Page 10 of 11 pages

                             PART II - OTHER INFORMATION
                             ---------------------------


          Item 4.  Submission of Matters to a Vote of Security-Holders.
                   ----------------------------------------------------

               At a Special Meeting of Shareholders held on March 22, 1994, the shareholders approved an amendment to the Articles of
          Incorporation, as amended, to increase the authorized common stock from 30,000,000 shares to 40,000,000 shares. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 17,769,581 shares of common stock were voted in favor of the amendment, 32,921 shares of common stock were voted against the amendment and 16,759 shares of common stock abstained.


                                      Signatures
                                      ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PEC ISRAEL ECONOMIC CORPORATION
                                        -------------------------------
                                                  (Registrant)


                                        /S/ James I. Edelson
                                        --------------------------------
                                        James I. Edelson
                                        Executive Vice President


                                        /S/ William Gold
                                        --------------------------------
                                        William Gold
                                        Treasurer, Principal Financial
                                        Officer and Principal Accounting
                                        Officer




          Date:     May 13, 1994











                                                  Page 11 of 11 pages