Form 10-Q
period 1994-06-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1994-08-12
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended              June 30, 1994
                                   -------------------------------------------

                                        OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   ---------------------  --------------------

                             Commission file number 2-1271
                                                    ------

                     PEC Israel Economic Corporation
    --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Maine                                 13-114-3528
    ----------------------------------------       ---------------------------
        (State or other jurisdiction                    (I.R.S. employer
      of incorporation or organization)               identification no.)


         511 Fifth Avenue, New York, N.Y.                     10017
    ----------------------------------------       ---------------------------
    (Address of principal executive offices)                (Zip code)


    Registrant's telephone number, including area code      (212) 687-2400
                                                       -----------------------



    --------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                      -----
    NO     .
      -----

         As of August 11, 1994 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                         Page 1 of 15 pages


                                  PART 1 - FINANCIAL INFORMATION.
                                  -------------------------------
                          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                          ------------------------------------------------
                           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           ---------------------------------------------
                                          For the Six Months Ended:   For the Three Months Ended:
                                          -------------------------   ---------------------------
                                              6/30/94       6/30/93       6/30/94         6/30/93
                                              -------       -------       -------         -------
 Revenues:
   Interest and dividends                 $ 1,673,941   $ 1,724,664   $   967,986     $   910,282
   Equity in net income of Affiliated
     Companies                             11,678,700    17,119,660     6,708,593      10,084,408
   Net gain (loss) on issuance of shares
     by Affiliated Companies                6,388,184    11,142,756       (26,994)      3,364,251
   Revenues of General Engineers Limited    6,661,291     5,151,950     3,344,175       2,622,134
   Net gain (loss) on sales of investments    307,591     1,225,888       (22,253)        772,504
   Change in market value of
     marketable securities                 (1,915,908)         -         (675,417)           -
   Other                                      360,984       (45,559)      673,520          80,756
                                          -----------   -----------   -----------     -----------
                                           25,154,783    36,319,359    10,969,610      17,834,335
                                          -----------   -----------   -----------     -----------
 Expenses:
   General and administrative               1,545,029     1,808,828       710,417         793,837
   Cost of sales and expenses of
     General Engineers Limited              6,506,730     4,978,297     3,205,025       2,370,695
                                          -----------   -----------   -----------     -----------
                                            8,051,759     6,787,125     3,915,442       3,164,532
                                          -----------   -----------   -----------     -----------
 Income before income taxes and cumulative
   effect of accounting changes            17,103,024    29,532,234     7,054,168      14,669,803
 Income taxes                               1,133,458     3,940,611       875,600       2,341,762
                                          -----------   -----------   -----------     -----------
 Income before cumulative effect of
   accounting changes                      15,969,566    25,591,623     6,178,568      12,328,041
 Cumulative effect of changes in
   accounting for:
        Marketable securities               2,472,879           -            -               -
        Income taxes                             -       (1,173,713)         -               -
                                          -----------   -----------   -----------     -----------
 Net Income                               $18,442,445   $24,417,910   $ 6,178,568     $12,328,041
                                          ===========   ===========   ===========     ===========
 Earnings per common share before
   cumulative effect of changes in
   accounting                                $0.85         $1.36         $0.33           $0.66
 Cumulative effect on earnings per
   share for changes in accounting for:
        Marketable securities                 0.13             -             -               -
        Income taxes                             -          (.06)            -               -
                                          -----------   -----------   -----------     -----------

 Earnings per common share                $   0.98      $   1.30      $   0.33        $   0.66
                                          ===========   ===========   ===========     ===========
 Weighted average number of shares
   outstanding                          18,758,588    18,758,588    18,758,588      18,758,588
 Dividend per share                          None           None          None            None

 See notes to consolidated financial statements.

                                                            Page 2 of 15 pages



                  PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                  ------------------------------------------------

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                                    (Unaudited)


                                                   June 30,     December 31,
                                                    1994            1993
                                                ------------    ------------
    Assets
    ------

    Cash and cash equivalents                   $ 33,177,792    $ 42,665,957
    Investments                                  320,331,787     292,484,875
    Assets of General Engineers Limited            8,741,265       8,722,142
    Other assets                                   4,332,405       4,000,416
                                                ------------    ------------

         Total assets                           $366,583,249    $347,873,390
                                                ============    ============

    Liabilities and Shareholders' Equity
    ------------------------------------

    Liabilities:
      Liabilities of General
        Engineers Limited                       $  5,405,043    $  5,484,976
      Deferred income taxes                       31,646,264      30,214,359
      Other liabilities                            5,042,697       4,937,184
                                                -------------   ------------
         Total liabilities                        42,094,004      40,636,519
                                                -------------   ------------

    Shareholders' equity:
      Common stock, $1.00 par value               31,952,180      18,758,588
      Additional paid-in capital                  99,265,679      99,257,071
      Retained earnings                          219,241,717     200,799,272
      Unrealized gain on marketable securities     1,171,052            -
      Cumulative translation adjustment          (13,947,791)    (11,578,060)
                                                ------------     -----------

                                                 337,682,837     307,236,871

      Treasury stock                             (13,193,592)           -
                                                ------------    ------------
         Total shareholders' equity              324,489,245     307,236,871
                                                --------------- ------------

         Total liabilities and
           shareholders' equity                 $366,583,249    $347,873,390
                                                ============    ============




    See notes to consolidated financial statements.




                                                           Page 3 of 15 pages

                                                           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                FOR THE SIX MONTHS ENDED JUNE 30, 1994

                                          Additional                  Unrealized Gain     Cumulative
                               Common       Paid-in     Retained       on Marketable      Translation      Treasury
                               Stock        Capital       Earnings      Securities         Adjustment       Stock         Total
                             -----------   -----------  ------------  ----------------   ------------    ------------  ------------
Balance, January 1, 1994    $18,758,588   $99,257,071   $200,799,272    $   ---          $(11,578,060)   $    ---      $307,236,871
Adoption of SFAS 115
      for available-for-
      sale equity securities,
      net of tax                                                          3,790,603                                       3,790,603

Issuance of 13,193,592
      new common shares
      in exchange for
      13,193,592 common
      shares                 13,193,592                                                                  (13,193,592)         ---

Change in market value
      for available-for-
      sale equity securities,
      net of tax                                                         (2,619,551)                                     (2,619,551)
Paid-in capital of
      Affiliated Companies                      8,608                                                                         8,608

Change in cumulative
      translation adjustment                                                              (2,369,731)                    (2,369,731)

Net income                                                 18,442,445                                                    18,442,445
                            -----------   -----------    ------------    ----------     -------------   ------------  -------------

Balance, June 30, 1994      $31,952,180   $99,265,679    $219,241,717    $1,171,052     $(13,947,791)   $(13,193,592)  $324,489,245
                            ===========   ===========    ============    ==========     =============   ============  =============

See notes to consolidated financial statements.
                                                             Page 4 of 15 pages

                            PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                            ------------------------------------------------
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                                        (Unaudited)
                                                    For the Six Months Ended:
                                                       6/30/94       6/30/93*
                                                       -------       --------
Cash Flows from Operating Activities:

Net income                                         $ 18,442,445  $ 24,417,910
Adjustments to reconcile net income to net cash
  used in operating activities:
       Equity in net income of
         Affiliated Companies                       (11,678,700)  (17,119,660)
       Cumulative effect of changes in
         accounting for:
              Marketable securities                  (2,472,879)          -
              Income taxes                                 -        1,173,713
       Purchase of marketable securities            (11,695,528)  (12,255,865)
       Proceeds from sale of marketable
         securities                                     628,190     3,715,803
       Change in market value of marketable
          securities                                  1,915,908           -
        Net gain on sales of investments               (307,591)   (1,225,888)
       Income of consolidated subsidiaries             (368,477)    (210,738)
       Loss on investment in partnerships                39,580       154,941
       Amortization of premiums
         on receivables                                 137,207        44,794
       Net gain on issuance of shares by
         Affiliated Companies                        (6,388,184)  (11,142,756)
       Dividends from Affiliated Companies            2,161,247     1,649,964
       Increase in other assets                        (440,414)     (807,208)
       Increase in deferred income taxes                267,192     3,090,840
       Increase in other liabilities                    266,636       552,868
       Write-off of deferred charges                       -          110,457
                                                    ------------   -----------
         Net cash used in operating
           activities                                (9,493,368)   (7,850,825)
                                                   ------------   -----------
Cash Flows from Investing Activities:
  Collection of U.S. Government bonds                 9,484,219          -
  Collection of capital notes and loans receivable         -        3,848,761
  Purchase of notes and bonds receivable             (1,976,642)   (4,598,014)
  Proceeds from sale of investments                   2,324,300       446,954
  Purchase of investments                            (9,826,674)  (10,475,816)
                                                   ------------   -----------

         Net cash provided by (used in)
           investing activities                           5,203   (10,778,115)
                                                   ------------   -----------
Net decrease in cash and cash equivalents            (9,488,165)  (18,628,940)
Cash and cash equivalents, beginning
  of period                                          42,665,957    66,040,089
                                                   ------------   -----------

Cash and cash equivalents, end of period           $ 33,177,792  $ 47,411,149
                                                   ============  ============
Supplemental Disclosures of Cash Flow
  Information:
Cash paid during period for income taxes           $    671,770  $    637,755

See notes to consolidated financial statements.

*Reclassified.                                             Page 5 of 15 pages

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

  3. Effective on January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994 for securities classified as "trading securities" was an increase in net income of $2,472,879, net of taxes, or $.13 per share, which increase is reported separately in the accompanying statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for-sale securities" was an increase in shareholders' equity of $3,790,603 as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of June 30, 1994 was $1,171,052.


                                        Page 6 of 15 pages

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







                                     Page 7 of 15 pages

                Management's Discussion and Analysis of
                ---------------------------------------
             Financial Condition and Results of Operation
             --------------------------------------------

Three Months Ended June 30, 1994 Compared to Three Months Ended June
- - --------------------------------------------------------------------
30, 1993
- - --------

               Consolidated net income for the three months ended June 30, 1994 was $6.2 million compared to $12.3 million for the three months ended June 30, 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies and in net gain on issuance of shares by Affiliated Companies.

               Equity in net income of Affiliated Companies for the second quarter of 1994 was $6.7 million compared to $10.1 million for the corresponding 1993 period. The reduction in net income of Affiliated Companies for the three months ended June 30, 1994 reflects PEC's reduced net income in respect of some of PEC's Affiliated Companies, principally Tefron (for which the Company eliminated approximately $2.0 million of reserves in the second quarter of 1993, resulting in an increase in net income of Affiliated Companies in that period by that amount), El-Yam and Super-Sol. This reduction was partially offset by PEC's increased net income in respect of certain other Affiliated Companies, particularly Tambour.

               PEC did not realize any net gain on issuance of shares by Affiliated Companies in the second quarter of 1994 compared to a net gain of approximately $3.4 million in the second quarter of 1993. Substantially all of PEC's net gain on issuance of shares by Affiliated Companies in the second quarter of 1993 resulted from Gilat Satellite's sale of ordinary shares in an underwritten initial public offering in the United States and from the issuance of shares by Tambour pursuant to the exercise of options.

          Although the amount of PEC's liquid assets decreased in the second quarter of 1994 compared to the corresponding 1993 quarter (approximately $71.8 million at the beginning of, and approximately $62.1 million at the end of, the second quarter of 1994 compared to approximately $78.9 million at the beginning of, and approximately $75.7 million at the end of, the second quarter of 1993), PEC's interest and dividend income increased by approximately $57,000 in the second quarter of 1994 compared to the corresponding 1993 period primarily because of higher interest rates. See Liquidity and Capital Resources. The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.



                                        Page 8 of 15 pages

          PEC did not realize any net gain on sales of investments for the three months ended June 30, 1994 compared to a net gain of nearly $800,000 for the three months ended June 30, 1993. The net gain on sales of investments for the second quarter of 1993 resulted from PEC's sale of marketable securities of U.S. companies and a small portion of shares of Maxima. The increase in other income in the second quarter of 1994 compared to the second quarter of 1993 reflects principally increased income on PEC's interest in a limited partnership and increased fees for management services.

          The reduced provision for income taxes in the second quarter of 1994 compared to the corresponding 1993 quarter is primarily attributable to a decrease in income before income taxes in the second quarter of 1994 compared to the corresponding 1993 quarter.

          As discussed in Note 3 to the financial statements for the three months and six months ended June 30, 1994, effective on January 1, 1994, PEC adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires PEC to report debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from these securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. In the second quarter of 1994, PEC experienced a decrease of approximately $675,000 in the market value of "trading securities".

Six Months Ended June 30, 1994 Compared to Six Months Ended
- - ------------------------------------------------------------
June 30, 1993
- - -------------

          Consolidated net income for the six months ended June 30, 1994 was $18.4 million compared to $24.4 million for the six months ended June 30, 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies and in net gain on issuance of shares by Affiliated Companies. The reduction attributable to these factors was partially offset by the effect of PEC's adoption of SFAS 115 effective January 1, 1994 (which increased consolidated net income in the first half of 1994 by a cumulative effect adjustment of approximately $2.5 million, net of taxes, offset in part by a reduction in revenues in the first half of 1994 of approximately $1.9 million for changes in market value of marketable securities). The reduction was also partially offset by the effect of PEC's adoption of Statement of Financial



                                              Page 9 of 15 pages

Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS
109") effective January 1, 1993 (which reduced consolidated net income in the first half of 1993 by a cumulative effect adjustment of approximately $1.2 million).

          Equity in net income of Affiliated Companies for the six months ended June 30, 1994 was $11.7 million compared to $17.1 million for the six months ended June 30, 1993. The reduction in net income of Affiliated Companies for the first half of 1994 reflects PEC's reduced net income in respect of some of PEC's Affiliated Companies, principally Tefron (for which the Company eliminated approximately $2.0 million of reserves in the first half of 1993, resulting in an increase in net income of Affiliated Companies in that period by that amount), El-Yam, Scitex and Elron. This reduction was partially offset by PEC's increased net income in respect of certain other Affiliated Companies, particularly DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel) and Tambour.

          PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $6.4 million for the first half of 1994 compared to approximately $11.1 million for the first half of 1993. Approximately $5.9 million of PEC's net gain on issuance of shares by Affiliated Companies for the first half of 1994 resulted from the exercise in February 1994 of all the then outstanding one year options to purchase ordinary shares of Tambour and approximately $528,000 of such net gain resulted from Lego's initial public offering in Israel in January 1994. The net gain on issuance of shares by Affiliated Companies for the first half of 1993 resulted principally from Tambour's sale in February 1993 of ordinary shares and one and two year options to purchase ordinary shares in an initial public offering in Israel and the subsequent exercise of some of those options and from Gilat Satellite's sale in April 1993 of ordinary shares in an initial public offering in the United States.

          PEC's interest and dividend income decreased in the first six months of 1994 by approximately $50,000 compared to the first six months of 1993 primarily because of a reduced amount of liquid assets (approximately $75 million at the beginning of, and approximately $62.1 million at the end of, the first half of 1994 compared to approximately $87 million at the beginning of, and approximately $75.7 million at the end of, the first half of 1993). See Liquidity and Capital Resources. The amount of the decrease in interest and dividend income in the first half of 1994 was partially offset by higher interest rates in such period. The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.



                                              Page 10 of 15 pages

          The net gain on sales of investments for the six months ended June 30, 1994 of approximately $300,000 resulted from PEC's sale of a small portion of the shares of Maxima and its sale of marketable securities of U.S. companies, which was partially offset by losses on the sale of marketable bonds of the U.S. Government and of a U.S. Government sponsored corporation. PEC's net gain on sales of investments for the six months ended June 30, 1993 of approximately $1.2 million resulted from PEC's sale of a small portion of shares of Maxima and its sale of marketable securities of U.S. companies. The increase in other income for the first half of 1994 reflects principally a reduced loss with respect to PEC's interest in a limited partnership compared with the first half of 1993 and increased fees for management services.

          General and administrative expenses for the first half of 1994 decreased compared to the first half of 1993 due in part to the write-off of deferred American Stock Exchange listing fees for PEC's common stock during the first half of 1993 and to reduced provisions for employee pension expenses.

          PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. The reduced provision for income taxes in the first half of 1994 compared to the corresponding 1993 period is attributable to both a decrease in income before income taxes in the first half of 1994 compared to the corresponding 1993 period and to an increase in the proportion of income from undistributed earnings of, and gains on issuances of sales by, Majority-Owned Affiliated Companies.

SHAREHOLDERS' EQUITY
- - --------------------

          As discussed above and in Note 3 to the financial statements for the three months and six months ended June 30, 1994, PEC adopted SFAS 115 effective on January 1, 1994. The effect of adopting SFAS 115 for securities classified as "available-for-sale securities" was to increase shareholders' equity, net of taxes, by approximately $3.8 million as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of June 30, 1994 was approximately $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

          As of June 30, 1994, PEC's liquid assets (consisting of cash, short-term bank deposits, marketable securities of U.S.



                                        Page 11 of 15 pages
companies and marketable bonds) totaled approximately $62.1 million.

          For the six months ended June 30, 1994, PEC received cash dividends and interest totaling $3.8 million (including $2.2 million of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the first half of 1994, PEC received a total of $12.5 million of additional funds of which $3.0 million was generated from the sale of securities and $9.5 million was generated from the collection of U.S. Government bonds. During the same period, PEC purchased equity securities of several Affiliated Companies for approximately $9.8 million (of which $8.9 million was purchased in the second quarter of 1994), purchased marketable securities of U.S. companies for approximately $11.7 million and purchased capital notes of Affiliated Companies for approximately $2.0 million (of which approximately $500,000 was purchased in the second quarter of 1994). Almost all of the capital notes purchased during the second quarter were issued by Tel-Ad.

          During the second quarter of 1994, PEC purchased securities of two new Affiliated Companies in market transactions on the Tel Aviv Stock Exchange (the "TASE"). PEC purchased for approximately $3.1 million a 1.3% interest in "Delek" - The Israel Fuel Corporation Ltd. ("Delek"), a distributor of petroleum products, and in July 1994 purchased for approximately $1.8 million an additional 0.7% interest in Delek. PEC's sister company, Discount Investment Corporation Ltd. ("DIC"), has a 25.2% interest in Delek.

          PEC also purchased in the second quarter of 1994 for approximately $200,000 a 0.8% interest in Liraz Systems Ltd. ("Liraz"), a developer and marketer of computer software, and in July 1994 purchased for approximately $73,000 an additional 0.3% interest in Liraz. In July 1994, PEC agreed, subject to the fulfillment of certain conditions, to purchase for approximately $1.8 million an additional 6.3% interest in Liraz and to receive options to acquire an additional 6.5% interest in Liraz before dilution. DIC also agreed to purchase a similar interest in Liraz on the same terms.

          In April 1994, PEC formed a joint venture, named Sano Dispec Development Ltd. ("Sano Dispec"), with DIC and Sano Ltd., an Israeli manufacturer of detergents, diapers and cosmetics. Upon its formation, Sano Dispec acquired a 55% interest in Shenyang-Sano Home-Care Enterprises Ltd., a joint venture for the production and marketing of detergents and cosmetics in China. PEC has a 25% interest in Sano Dispec and has agreed to



                                             Page 12 of 15 pages
contribute approximately $200,000 to Sano Dispec of which PEC has contributed approximately $160,000 through July 1994.

          Among the securities of existing Affiliated Companies PEC purchased during the second quarter of 1994 were an additional 0.7% interest in Elron that was purchased for approximately $1.8 million (in July 1994, PEC purchased an additional 0.3% interest in Elron for approximately $600,000, increasing PEC's interest in Elron to approximately 12.27%), an additional 0.4% interest in Tambour that was purchased for approximately $600,000 (increasing PEC's interest in Tambour to approximately 41.7%) and an additional 0.6% interest in Caniel that was purchased for approximately $300,000 (increasing PEC's interest in Caniel to approximately 28.8%). All of these purchases were made in market transactions on the TASE.


          During the second quarter of 1994, in response to capital calls, PEC made capital contributions of $1.05 million to Gemini (reducing the amount that PEC is obligated to contribute to Gemini to $1.05 million) and $175,000 to Advent Israel (reducing the amount that PEC is obligated to contribute to Advent Israel to $175,000). In addition, during that period PEC acquired a 3.5% interest in The Renaissance Fund LDC ("Renaissance"), a newly established company whose objective is to generate capital appreciation through acquisitions of interests in Israeli and Israel-related privately held and publicly traded companies and in companies in the West Bank and Gaza and elsewhere in the Middle East. PEC agreed to contribute up to $5.0 million in capital to Renaissance, of which PEC contributed $1.25 million in April 1994.

          In June 1994, the Israeli government awarded a license to establish and operate Israel's second cellular telephone system to CellCom Israel Ltd. ("CellCom"), a new company formed by DIC, Bell South Enterprises Inc. and companies controlled by Joseph Safra and Moise Safra. DIC currently has a 25% interest in CellCom and a corporation owned by the Israeli government has an option, which expires in September 1994, to acquire 10% of CellCom. Under the Business Opportunities Agreement dated as of November 30, 1993 between PEC and a subsidiary of DIC, DIC is required to offer to PEC one-half of DIC's interest in CellCom on the same terms as DIC acquired its interest in CellCom. PEC's purchase of an interest in CellCom is subject to the approval of Israel's communications authority and to the satisfaction of a requirement that Israelis own at least 20% of CellCom. CellCom currently intends to invest approximately $300 million within the next three years in the development and operation of the new cellular telephone system.




                                        Page 13 of 15 pages

          In August 1994, Elron announced that it intended to raise approximately $30 million by way of a rights offering to its shareholders. If the offering is made, PEC intends to exercise the rights offered to it. PEC has a 12.27% interest in Elron.

          During the four month period from April 1994 through July 1994, PEC sold its entire interest in Pharmos in market transactions in the over-the-counter market for $193,230 which approximates PEC's cost of its interest in Pharmos.

















                                                  Page 14 of 15 pages

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          At the Annual Meeting of Shareholders on June 7, 1994, the shareholders elected eleven directors, each for a term of one year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 17,593,685 shares were voted with respect to the election of directors, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                       NUMBER OF SHARES
- - ----------------------------------------------------------------
NAME OF NOMINEE                               WITHHELD AUTHORITY
FOR DIRECTOR                  VOTED FOR             TO VOTE
- - ----------------------------------------------------------------

Raphael Recanati              17,530,016              63,669
Joseph Ciechanover            17,587,930               5,755
Robert H. Arnow               17,588,446               5,239
James S. Crown                17,588,498               5,187
Roger Cukierman               17,585,009               8,676
Hermann Merkin                17,587,586               6,099
Harvey M. Meyerhoff           17,588,552               5,133
Alan S. Rosenberg             17,588,498               5,187
Herbert M. Singer             17,587,486               6,199
Dov Tadmor                    17,585,009               8,676
Richard S. Zeisler            17,588,586               5,099

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

                                   PEC ISRAEL ECONOMIC CORPORATION
                                   -------------------------------
                                         (Registrant)



                                   /S/James I. Edelson
                                   -------------------------------
                                   James I. Edelson
                                   Executive Vice President



                                   /S/William Gold
                                   -------------------------------
                                   William Gold
                                   Treasurer, Principal Financial
                                   Officer and Principal Accounting
                                   Officer

Date:  August 12, 1994

                                   Page 15 of 15 pages