Form 10-Q
period 1994-09-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1994-11-14
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended         September 30, 1994
                                   -------------------------------------------

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

         As of November 11, 1994 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                         Page 1 of 17 pages

                                       PART 1 - FINANCIAL INFORMATION.
                                       -------------------------------
                               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                               ------------------------------------------------
                                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                ---------------------------------------------

                                              For the Nine Months Ended:   For the Three Months Ended:
                                              --------------------------   ---------------------------
                                                   9/30/94       9/30/93       9/30/94         9/30/93
                                                   -------       -------       -------         -------
      Revenues:
        Interest and dividends                 $ 2,753,690   $ 2,589,085   $ 1,079,749     $   864,421
        Equity in net income of Affiliated
          Companies                             21,186,831    27,690,068     9,508,131      10,570,408
        Net gain on issuance of shares by
          Affiliated Companies                   6,442,335    11,440,281        54,151         297,525
        Revenues of General Engineers Limited   10,195,026     8,303,215     3,533,735       3,151,265
        Net gain on sales of investments           355,947     2,017,638        48,356         791,750
        Change in market value of
          marketable securities                 (1,332,022)         -          583,886            -
        Other                                      406,787       328,443        45,803         374,002
                                               -----------   -----------   -----------     -----------
                                                40,008,594    52,368,730    14,853,811      16,049,371
                                               -----------   -----------   -----------     -----------
      Expenses:
        General and administrative               2,114,923     2,547,251       569,894         738,423
        Cost of sales and expenses of
          General Engineers Limited             10,242,866     7,887,755     3,736,136       2,909,458
                                               -----------   -----------   -----------     -----------
                                                12,357,789    10,435,006     4,306,030       3,647,881
                                               -----------   -----------   -----------     -----------
      Income before income taxes and cumulative
        effect of accounting changes            27,650,805    41,933,724    10,547,781      12,401,490
      Income taxes                               2,176,325     5,993,282     1,042,867       2,052,671
                                               -----------   -----------   -----------     -----------
      Income before cumulative effect of
        accounting changes                      25,474,480    35,940,442     9,504,914      10,348,819
      Cumulative effect of changes in
        accounting for:
             Marketable securities               2,472,879           -             -               -
             Income taxes                             -       (1,173,713)          -               -
                                               -----------   -----------   -----------     -----------
      Net Income                               $27,947,359   $34,766,729   $ 9,504,914     $10,348,819
                                               ===========   ===========   ===========     ===========
      Earnings per common share before
        cumulative effect of changes in
        accounting                                $1.36         $1.91         $0.51           $0.55
      Cumulative effect on earnings per
        share for changes in accounting for:
             Marketable securities                  .13             -             -               -
             Income taxes                             -          (.06)            -               -
                                               -----------   -----------   -----------     -----------

      Earnings per common share                   $1.49         $1.85         $0.51           $0.55
                                               ===========   ===========   ===========     ===========
      Weighted average number of shares
        outstanding                             18,758,588    18,758,588    18,758,588      18,758,588
      Dividend per share                          None           None          None            None
      See notes to consolidated financial statements.                               Page 2 of 17 pages

                                           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                           ------------------------------------------------

                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------
                                                             (Unaudited)


                                                  September 30,   December 31,
                                                      1994            1993
                                                  -------------   ------------
      Assets
      ------

      Cash and cash equivalents                   $ 21,794,131        $ 42,665,957
      Investments                                  344,216,900         292,484,875
      Assets of General Engineers Limited            8,861,747           8,722,142
      Other assets                                   4,717,608           4,000,416
                                                  ------------        ------------

              Total assets                        $379,590,386        $347,873,390
                                                  ============        ============
      Liabilities and Shareholders' Equity
      ------------------------------------

      Liabilities:
        Liabilities of General
          Engineers Limited                       $  5,669,154        $  5,484,976
        Deferred income taxes                       32,365,641          30,214,359
        Other liabilities                            5,550,148           4,937,184
                                                  ------------        ------------
           Total liabilities                        43,584,943          40,636,519
                                                  ------------        ------------

      Shareholders' equity:
        Common stock, $1.00 par value               31,952,180          18,758,588
        Additional paid-in capital                  99,275,536          99,257,071
        Retained earnings                          228,746,631         200,799,272
        Unrealized gain on marketable securities     2,203,240                -
        Cumulative translation adjustment          (12,978,552)        (11,578,060)
                                                  ------------        ------------
                                                   349,199,035         307,236,871

        Treasury stock                             (13,193,592)           -
                                                  ------------        ------------
           Total shareholders' equity              336,005,443         307,236,871
                                                  ------------        ------------

              Total liabilities and
             shareholders' equity                 $379,590,386        $347,873,390
                                                  ============        ============



      See notes to consolidated financial statements.




                                                                           Page 3 of 17 pages

                                                          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                             Additional                Unrealized Gain    Cumulative
                                Common       Paid-in       Retained    on Marketable      Translation
                                Stock        Capital       Earnings    Securities         Adjustment
                               -----------  -----------  ------------  ----------------   ------------

Balance, January 1, 1994      $18,758,588   $99,257,071  $200,799,272     $   ---        $(11,578,060)

Adoption of SFAS 115
      for available-for-
      sale equity securities,
      net of tax                                                            3,790,603

Issuance of 13,193,592
      new common shares
      in exchange for
      13,193,592 common
      shares                   13,193,592

Change in market value
      for available-for-
      sale equity securities,
      net of tax                                                           (1,587,363)

Paid-in capital of
      Affiliated Companies                       18,465

Change in cumulative
      translation adjustment                                                               (1,400,492)

Net income                                                 27,947,359
                              -----------   -----------  ------------     ----------     --------------

Balance, September 30, 1994   $31,952,180   $99,275,536  $228,746,631     $2,203,240     $(12,978,552)
                              ===========   ===========  ============     ==========     =============



                                  Treasury
                                  Stock                  Total
                                 ------------         -------------

Balance, January 1, 1994           $   ---            $307,236,871

Adoption of SFAS 115
    for available-for-
    sale equity securities,
    net of tax                                           3,790,603


Issuance of 13,193,592
     new common shares
     in exchange for
     13,193,592 common
     shares                       (13,193,592)             ---


Change in market value
     for available-for-
     sale equity securities,
     net of tax                                         (1,587,363)

Paid-in capital of
     Affiliated Companies                                   18,465

Change in cumulative
     translation adjustment                             (1,400,492)

Net income                                              27,947,359
                                  -----------          -----------

Balance, September 30, 1994      $(13,193,592)        $336,005,443
                                 ============         ============

See notes to consolidated financial statements.
                                                                                         Page 4 of 17 pages

                          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                          ------------------------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                              (Unaudited)

                                                          For the Nine Months Ended:
                                                             9/30/94       9/30/93*
                                                             -------       --------
      Cash Flows from Operating Activities:

      Net income                                         $ 27,947,359  $ 34,766,729
      Adjustments to reconcile net income to net cash
        used in operating activities:
             Equity in net income of
               Affiliated Companies                       (21,186,831)  (27,690,068)
             Cumulative effect of changes in
               accounting for:
                    Marketable securities                  (2,472,879)         -
                    Income taxes                                 -        1,173,713
             Purchase of marketable securities            (14,546,985)  (17,177,161)
             Proceeds from sale of marketable
               securities                                   3,427,345     6,230,026
             Change in market value of marketable
               securities                                   1,332,022          -
             Net gain on sales of investments                (355,947)   (2,017,638)
             Income of consolidated subsidiaries             (321,512)     (637,587)
             Loss on investment in partnerships               233,010       317,115
             Amortization of premiums
               on receivables                                 158,067        87,294
             Net gain on issuance of shares by
               Affiliated Companies                        (6,442,335)  (11,440,281)
             Dividends from Affiliated Companies            3,421,682     4,581,465
             Increase in other assets                        (951,713)   (4,517,752)
             Increase in deferred income taxes                840,672     5,378,310
             Increase in other liabilities                    305,776       792,376
                Write-off of deferred charges                    -          110,457
                                                            ------------   -----------
               Net cash used in operating
                 activities                                (8,612,269)  (10,043,002)
                                                         ------------   -----------

      Cash Flows from Investing Activities:
        Collection of U.S. Government and municipal bonds  10,495,506     2,567,578
        Collection of capital notes and loans receivable         -        3,923,761
        Purchase of notes and bonds receivable             (5,771,009)  (15,974,405)
        Proceeds from sale of investments                   2,399,735     1,383,279
        Purchase of investments                           (19,383,789)  (16,432,258)
                                                         ------------   -----------

               Net cash used in investing
                 activities                               (12,259,557)  (24,532,045)
                                                         ------------   -----------
      Decrease in cash and cash equivalents               (20,871,826)  (34,575,047)
      Cash and cash equivalents, beginning
        of period                                          42,665,957    66,040,089
                                                         ------------   -----------

      Cash and cash equivalents, end of period           $ 21,794,131  $ 31,465,042
                                                         ============  ============
      Supplemental Disclosures of Cash Flow
        Information:
      Cash paid during period for income taxes           $  1,045,124  $  1,336,507
      Non-cash Investing Activities:
        Sale of shares of an affiliate for
        shares of an unrelated company                           -     $    801,823

      See notes to consolidated financial statements.
      *Reclassified.                                             Page 5 of 17 pages

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

               3. Effective on January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994 for securities classified as "trading securities" was an increase in net income of $2,472,879, net of taxes, or $.13 per share, which increase is reported separately in the accompanying statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for-sale securities" was an increase in shareholders' equity of $3,790,603 as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of September 30, 1994 was $2,203,240.


                                                        Page 6 of 17 pages

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

               5. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presen-tation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.
























                                                       Page 7 of 17 pages

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         ---------------------------------------
                       FINANCIAL CONDITION AND RESULTS OF OPERATION
                       --------------------------------------------


          RESULTS OF OPERATIONS
          ---------------------


          Three Months Ended September 30, 1994 Compared to Three Months
          --------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Consolidated net income for the three months ended September 30, 1994 was $9.5 million compared to $10.3 million for the three months ended September 30, 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies and in net gain on sales of investments and from a loss before income taxes of approximately $200,000 incurred by General Engineers in the third quarter of 1994 compared to income before income taxes of approximately $240,000 earned by General Engineers in the corresponding 1993 quarter. The reduction attributable to these factors was partially offset by an increase in the market value of marketable securities classified as "trading securities".

               Equity in net income of Affiliated Companies for the third quarter of 1994 was $9.5 million compared to $10.6 million for
          the corresponding 1993 period.   In the third quarter of 1993,
          PEC had approximately $1.7 million of equity in the net income of C.I.D.L. Inc. ("CIDL"), an Affiliated Company of PEC until PEC sold its equity interest in CIDL on November 1, 1993 (such equity in net income resulting from CIDL's sale of its sole asset during the third quarter of 1993). The reduction in equity in net income of Affiliated Companies for the third quarter of 1994 reflected this decrease of $1.7 million in respect of CIDL and losses in respect of some of PEC's Affiliated Companies, principally CellCom Israel Ltd. ("CellCom"), DEP Technology Holdings Ltd. ("DEP") (the holding company for PEC's interest in RDC) and RTS Telecommunications Services Ltd. This reduction was partially offset by PEC's increased equity in net income of certain Affiliated Companies, particularly Property & Building and Super-Sol.

               PEC's net gain on sales of investments for the three months ended September 30, 1994 was approximately $48,000 compared to a net gain of approximately $790,000 for the three months ended September 30, 1993. The net gain on sales of investments for the third quarter of 1994 resulted principally from the sale of marketable securities of U.S. companies while the net gain on sales of investments for the corresponding 1993 quarter resulted primarily from PEC's sale of 30% of the shares of Tefron.


                                                  Page 8 of 17 pages

               As discussed in Note 3 to the financial statements for the three months and nine months ended September 30, 1994, effective on January 1, 1994, PEC adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires PEC to report debt and equity securities owned by PEC, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. In the third quarter of 1994, PEC experienced an increase of approximately $584,000 in the market value of "trading securities".

               PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $54,000 in the third quarter of 1994 compared to a net gain of approximately $300,000 in the third quarter of 1993. PEC's net gain on issuance of shares by Affiliated Companies in the third quarter of 1994 resulted from the issuance of shares by Logal pursuant to the exercise of options while the net gain on issuance of shares by Affiliated Companies in the third quarter of 1993 resulted from the issuance of shares by Tambour and Gilat Communication pursuant to the exercise of options.

               The increase of approximately $215,000 in PEC's interest and dividend income for the three months ended September 30, 1994 as compared with the corresponding 1993 quarter resulted primarily from an increase of approximately $170,000 in the dividend accrued on PEC's nonvoting preferred stock of IDBNY. Although the amount of PEC's liquid assets decreased in the third quarter of 1994 compared to the corresponding 1993 quarter (approximately $62.1 million at the beginning of, and $50.4 million at the end of, the third quarter of 1994 compared to approximately $75.7 million at the beginning of, and $70.7 million at the end of, the third quarter of 1993), PEC's interest and dividend income for the third quarter of 1994, excluding its dividend income with respect to its nonvoting preferred stock of IDBNY, was approximately equal to such income for the corresponding 1993 quarter primarily because of higher interest rates. See "Liquidity and Capital Resources". The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and the securities of other Israeli companies.

               The decrease in other income for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 reflected principally the receipt of less


                                                  Page 9 of 17 pages
          fees for management services.

               General and administrative expenses for the third quarter of 1994 decreased compared to the corresponding 1993 quarter principally due to a reduced provision for employee pension expenses.

               PEC's provision for income taxes decreased for the three months ended September 30, 1994 compared with the corresponding 1993 quarter primarily because of the decrease in income before income taxes for the three months ended September 30, 1994 compared to the corresponding 1993 quarter. PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. The provision for income taxes as a percentage of income before income taxes decreased in the third quarter of 1994 compared with the corresponding 1993 quarter principally because of an increase in the third quarter of 1994 in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies to net income and because of an increase of approximately $900,000 in the provision for income taxes in the third quarter of 1993 as a result of the increase in August 1993 in the U.S. federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. The provision for income taxes in the third quarter of 1993 reflected a capital loss for tax purposes that PEC realized upon its sale of 30% of the shares of Tefron in September 1993, which reduced PEC's provision for income taxes in that quarter by approximately $1.7 million.

          Nine Months Ended September 30, 1994 Compared to Nine Months ended
          ------------------------------------------------------------------
          September 30, 1993.
          -------------------

               Consolidated net income for the nine months ended September 30, 1994 was $27.9 million compared to $34.8 million for the nine months ended September 30, 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies, in net gain on issuance of shares by Affiliated Companies and in net gain on sales of investments and from a loss before income taxes of approximately $50,000 incurred by General Engineers during the first nine months of 1994 compared to income of approximately $415,000 earned by General Engineers in the corresponding 1993 period. The reduction attributable to these factors was partially offset by the effect of PEC's adoption of SFAS 115 effective January 1, 1994 (which increased consolidated net income in the first nine months of 1994 by a cumulative effect adjustment of approximately $2.5 million, net of taxes, offset in part by a reduction in revenues in the first nine months of 1994 of approximately $1.3


                                                  Page 10 of 17 pages
          million for changes in market value of marketable securities).   PEC's
          adoption of Statement of Financial Accounting Standards
          No. 109 "Accounting for Income Taxes" effective January 1, 1993 reduced consolidated net income in the first nine months of 1993 by a cumulative effect adjustment of approximately $1.2 million.

               Equity in net income of Affiliated Companies for the nine months ended September 30, 1994 was $21.2 million compared to $27.7 million for the nine months ended September 30, 1993. The reduction in net income of Affiliated Companies for the first nine months of 1994 reflected PEC's reduced equity in net income in respect of some of PEC's Affiliated Companies, principally Tefron (for which PEC eliminated approximately $2.0 million of reserves in the first nine months of 1993, resulting in an increase in equity in net income of Affiliated Companies in that period by that amount), CIDL (an Affiliated Company until PEC sold its equity interest in CIDL on November 1, 1993, which company sold its sole asset in August 1993, resulting in PEC recognizing approximately $1.7 million in equity in net income of Affiliated Companies for this transaction in the first nine months of 1993), Scitex and El-Yam. This reduction also reflected losses in respect of some of PEC's Affiliated Companies, particularly DEP and CellCom. The reduction attributable to these factors was partially offset by PEC's increased equity in net income in respect of certain other Affiliated Companies, particularly Property & Building, DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel) and Tambour.

               PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $6.4 million for the first nine months of 1994 compared to approximately $11.4 million for the first nine months of 1993. Approximately $5.9 million of PEC's net gain on issuance of shares by Affiliated Companies for the first nine months of 1994 resulted from the exercise in February 1994 of all the then outstanding one year options to purchase ordinary shares of Tambour and approximately $528,000 of such net gain resulted from Lego's initial public offering in Israel in January 1994. The net gain on issuance of shares by Affiliated Companies for the first nine months of 1993 resulted principally from Tambour's sale in February 1993 of ordinary shares and one and two year options to purchase ordinary shares in an initial public offering in Israel and the subsequent exercise of some of those options and from Gilat Satellite's sale in April 1993 of ordinary shares in an initial public offering in the United States.

               The net gain on sales of investments for the nine months ended September 30, 1994 of approximately $355,000 resulted from PEC's sale of a small portion of the shares of Maxima and its


                                                 Page 11 of 17 pages
          sale of marketable securities of U.S. companies. The net gain attributable to these factors was partially offset by losses on the sale of marketable bonds of the U.S. Government and of a U.S. Government sponsored corporation. PEC's net gain on sales of investments for the nine months ended September 30, 1993 of approximately $2.0 million resulted from PEC's sale of 30% of the shares of Tefron, PEC's sale of marketable securities of U.S. companies and PEC's sale of a small portion of the shares of Maxima. The increase in other income for the first nine months of 1994 reflected principally a reduced loss with respect to PEC's interest in a limited partnership compared with the first nine months of 1993.

               PEC's interest and dividend income increased in the first nine months of 1994 by approximately $160,000 compared to the first nine months of 1993 because of an increase of approximately $190,000 in the dividend accrued on PEC's nonvoting preferred stock of IDBNY in the first nine months of 1994 compared with the corresponding 1993 period. Although the amount of liquid assets decreased in the first nine months of 1994 compared to the first nine months of 1993 (approximately $75 million at the beginning of, and approximately $50.4 million at the end of, the first nine months of 1994 compared to approximately $87 million at the beginning of, and approximately $70.7 million at the end of, the first nine months of 1993), PEC's interest and dividend income for the nine months ended September 30, 1994, excluding PEC's dividend income from its nonvoting preferred stock of IDBNY, was approximately equal to such income for the nine months ended September 30, 1993 primarily because of higher interest rates. See "Liquidity and Capital Resources". The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.

               General and administrative expenses for the first nine months of 1994 decreased compared to the first nine months of 1993 due in part to the write-off of deferred American Stock Exchange listing fees for PEC's common stock during the first nine months of 1993 and to reduced provisions for employee pension expenses.

               PEC's provision for income taxes decreased for the first nine months of 1994 compared with the first nine months of 1993 primarily because of the decrease in income before income taxes for the first nine months of 1994 compared with the first nine months of 1993. The provision for income taxes as a percentage of income before income taxes decreased in the first nine months of 1994 compared with the corresponding 1993 period principally because of an increase in the first nine months of 1994 in the


                                                  Page 12 of 17 pages
          proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies to net income and because of an increase of approximately $900,000 in the provision for income taxes in the first nine months of 1993 as a result of the increase in August 1993 in the U.S. federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. The provision for income taxes in the first nine months of 1993 reflected a capital loss for tax purposes that PEC realized upon its sale of 30% of the shares of Tefron in September 1993, which reduced PEC's provision for income taxes in that period by approximately $1.7 million.


          SHAREHOLDERS' EQUITY
          --------------------

               As discussed above and in Note 3 to the financial statements for the three months and nine months ended September 30, 1994, PEC adopted SFAS 115 effective on January 1, 1994. The effect of adopting SFAS 115 for securities classified as "available-for-sale securities" was to increase shareholders' equity, net of taxes, by approximately
          $3.8 million as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of September 30, 1994 was approximately $2.2 million.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               As of September 30, 1994, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies, marketable bonds and a limited partnership interest which PEC may cause to be redeemed upon 15 days to 45 days prior notice) totaled approximately $50.4 million.

               For the nine months ended September 30, 1994, PEC received cash dividends and interest totaling $6.2 million (including $3.4 million of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the nine months ended September 30, 1994, PEC received a total of $16.3 million of other funds of which $5.8 million was generated from the sale of securities and $10.5 million was generated from the collection of U.S. Government and municipal bonds. During the same period, PEC purchased equity securities of several Affiliated Companies for approximately $19.4 million (of which $9.6 million was purchased in the third quarter of 1994), purchased marketable securities of U.S. companies for approximately $14.5 million and purchased capital


                                                  Page 13 of 17 pages
          notes of Affiliated Companies for approximately $5.8 million (of which approximately $3.8 million was purchased in the third quarter of
          1994). Almost all of the capital notes purchased during the third quarter were issued by CellCom.

               The securities of Affiliated Companies that were purchased in the third quarter of 1994 consist primarily of an additional 0.3% equity interest in Elron that was purchased on the Tel Aviv Stock Exchange (the "TASE") for approximately $600,000 (increasing PEC's equity interest in Elron to 12.27%), additional shares of Elron that were purchased for approximately $2.7 million pursuant to Elron's rights offering to shareholders whose shares were registered in Israel (which purchase did not change the percentage of PEC's equity interest in Elron), an additional 6.6% equity interest in Liraz Systems Ltd. ("Liraz") and options to acquire an additional 6.5% equity interest in Liraz, which equity interest and options were purchased in market transactions on the TASE and pursuant to an agreement for approximately $1.9 million (increasing PEC's equity interest in Liraz to 7.4%), an additional 0.7% equity interest in "Delek" - The Israel Fuel Corporation Ltd. ("Delek") that was purchased in market transactions on the TASE for approximately $1.8 million (increasing PEC's equity interest in Delek to 2.0%), an additional 0.1% equity interest in Scitex that was purchased in the over-the-counter market in the United States for approximately $525,000 (increasing PEC's equity interest in Scitex to 6.1%) and an additional 2.51% equity interest in Gilat Communication that was purchased pursuant to the exercise of options for approximately $415,000 (increasing PEC's equity interest in Gilat Communication to 12.54%). In addition, during the third quarter of 1994, in response to a capital call from The Renaissance Fund LDC ("Renaissance"), PEC made a capital contribution to Renaissance of approximately $915,000, increasing the amount PEC has contributed to Renaissance to $2.2 million and leaving a balance of approximately $2.8 million that PEC is obligated to contribute to Renaissance.

               On November 1, 1994, PEC purchased an additional 4.0% equity interest in Nice pursuant to the exercise of options for approximately $1.3 million (increasing PEC's equity interest in Nice to 10%).

               Elron is currently offering its shareholders whose shares are registered in the United States rights to purchase both ordinary shares of Elron and warrants which are exercisable for ordinary shares of Elron. The rights are exercisable until November 29, 1994. PEC intends to exercise all rights offered to it for Elron shares owned by PEC and registered in the United States for an aggregate purchase price of approximately $825,000.


                                                  Page 14 of 17

          In addition, Elron has granted to PEC and DIC an option to acquire and exercise all rights which are not exercised by November 29, 1994, one-third of such rights to be acquired by PEC and two-thirds by DIC. The maximum exercise price for PEC under this option is approximately $445,000.













































                                                 Page 15 of 17 pages

                             PART II - OTHER INFORMATION
                             ---------------------------


          Item 6.  Exhibits and Reports on Form 8-K.
                   ---------------------------------

          Exhibit 27 Financial Data Schedule, which is page 17 of this report.



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

                                        PEC ISRAEL ECONOMIC CORPORATION
                                        -------------------------------
                                                   (Registrant)



                                        /S/James I. Edelson
                                        -------------------------------
                                        James I. Edelson
                                        Executive Vice President



                                        /S/William Gold
                                        -------------------------------
                                        William Gold
                                        Treasurer, Principal Financial
                                        Officer and Principal Accounting
                                        Officer






          Date:  November 14, 1994












                                                  Page 16 of 17 pages