Form 10-K
PEC ISRAEL ECONOMIC CORP ET AL
filed 1995-03-31
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended               December 31, 1994
                          -----------------------------------------------
                                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               -------------------    -------------------

                          Commission file number 2-1271
                                                 ------

                         PEC Israel Economic Corporation
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Maine                              13-1143528
--------------------------------------     ------------------------------
     (State or other jurisdiction               (I.R.S. employer
  of incorporation or organization)            identification no.)

  511 Fifth Avenue, New York, New York                  10017
----------------------------------------   ------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
      Title of each class                     on which registered
      -------------------                    ---------------------

Common Stock (par value $1.00 per share)     New York Stock Exchange
--------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               None
-------------------------------------------------------------------------
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                   -----
NO
  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                             Exhibit Index is on Page 235.
                                             Page 1 of 261 pages.

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 24, 1995 was approximately $134,786,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

     As of March 24, 1995, 18,758,588 shares of Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

                            PART I
                            ------

Item 1.   BUSINESS
------------------

     PEC Israel Economic Corporation ("PEC" or the "Company") organizes, acquires interests in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. PEC is often involved in the early development of a company and has participated in the organization of over 100 Israeli enterprises since its incorporation in 1926. The Company participates actively in management and is involved in a broad cross-section of Israeli companies engaged in various fields of business, including high technology and communications, manufacturing, building and construction, shipping and consumer products.

     Among PEC's holdings are significant interests in a company that is a world leader in color electronic prepress and digital video editing systems (Scitex Corporation Ltd.), one of Israel's leading diversified high technology holding companies (Elron Electronic Industries Ltd.), Israel's newest cellular telephone company (CellCom Israel Ltd.), the cable television company that serves the Tel-Aviv-Givataim metropolitan area and two other areas in Israel (Tevel Israel International Communications Ltd.), Israel's largest paint producer (Tambour Ltd.), Israel's largest manufacturer of cans and metal packaging material (Caniel-Israel Can Company Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), one of Israel's largest shipping companies (El-Yam Ships Ltd.) and one of the largest supermarket chains in Israel (Super-Sol Ltd.). PEC is also involved in several venture capital funds and early stage development companies.

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

     IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding $2.0 billion at December 31, 1994. Discount Investment Corporation Ltd. ("Discount Investment"), another indirect subsidiary of IDB Holding, owns shares of many Israeli companies in which PEC has holdings and, through a subsidiary, has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity invested by the paying party in business opportunities initiated or initially presented by the other. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies located in Israel in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis. PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

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



                                                                                 Percentage
                                                                          Equity Ownership as of
                                                                             December 31, 1994
                                                                         ---------------------------
                                                                                Discount     IDB
                                        Principal Business               PEC   Investment   Group(1)
                                        ------------------               ---   ----------   --------
     High Technology and Communications

     Scitex Corporation Ltd.          Color Electronic Prepress         6.1%     6.0%       24.0%
                                      and Digital Video Editing
                                      Systems

     Elron Electronic                 Diversified High                 13.4     26.0        39.4(2)
     Industries Ltd.                  Technology Holdings

     CellCom Israel Ltd.              Cellular Telephone System         9.5(3)  13.5(3)     23.0

     Tevel Israel International       Cable Television                 23.7     24.7        48.4(4)
     Communications Ltd.

     Tel-Ad Jerusalem Studios         Television Station               11.5     11.5        23.0
     Ltd.

     Gilat Satellite Networks         Satellite Communi-                9.8      9.1        18.9
     Ltd.                             cations

     Gilat Communication              Engineering Services for         12.5     12.6        25.1
     Engineering 1990 Ltd.            the Telecommunications
                                      Industry

     Electronics Line (E.L.)          Electronic Security              13.9     13.9        27.8
     Ltd.                             Systems

     RDC-Rafael Development           High Technology                  16.7     16.7        50.1(5)
     Corporation Ltd.                 Products

     Lipman Electronic                Electronic and Computerized       6.0      6.0        12.0
     Engineering Ltd.                 Systems

     Nice Systems Ltd.                Electronic Communication          9.7      9.7        19.4
                                      and Voice Logging Systems

     Gemini Israel Fund L.P.          Venture Capital Fund             11.2     11.2        29.9(6)
                                      (Primarily High Technology)

                                              I-3



                                                                                 Percentage
                                                                          Equity Ownership as of
                                                                             December 31, 1994
                                                                         ---------------------------
                                                                                Discount     IDB
                                        Principal Business               PEC   Investment   Group(1)
                                        ------------------               ---   ----------   --------
     High Technology and
      Communications (continued)

     Advent Israel Limited            Venture Capital Fund               5.4%     5.4%      10.8%(7)
     Partnership                      (Primarily High Technology)

     Liraz Systems Ltd.               Customized Computer Software       8.7      8.7       17.4 (8)
                                      Systems; Distribution of
                                      Packaged Software; and
                                      Provider of Outsourcing
                                      Services

     Logal Educational Software       Educational Software               6.4      6.4       37.1 (9)
     and Systems Ltd.

     Adir International               Outgoing International Tele-      25.0     25.0       50.0
     Communications Services          communication Services from
     Ltd.                             Israel

     Tius Elcon Ltd.                  Electronic Medical and            13.0     13.0       26.0 (10)
                                      Cookware Products

     Sign-On Computer Communi-        Private Network Communi-          13.2     13.3       26.5 (11)
     cations Services Ltd.            cations

     Incubator for Technological      Support of Development Stage      16.6     16.7       33.3
     Entrepreneurship Kiryat          High Technology Companies
     Weizmann Ltd.

     RTS Telecommunications           International Telecommuni-        15.0     15.0       30.0
     Services Ltd.                    cation Services in St.
                                      Petersburg, Russia

     RPA Leasing Inc.                 Lessor of Telephone               25.0     25.0       50.0
                                      Equipment

     Industry

     Tambour Ltd.                     Paint and Related Products        42.1     21.0       63.1

     Caniel-Israel Can                Cans and Metal Packaging          29.0     14.7       43.7 (12)
     Company Ltd.

     Mul-T-Lock Ltd.                  Locks and Security Doors          13.6     13.6       27.2

     Klil Industries Ltd.             Aluminum Extrusions and           15.3     33.9       49.2
                                      Finished Products

                                          I-4



                                                                                 Percentage
                                                                          Equity Ownership as of
                                                                             December 31, 1994
                                                                         ---------------------------
                                                                                Discount     IDB
                                        Principal Business               PEC   Investment   Group(1)
                                        ------------------               ---   ----------   --------
     Industry (continued)

     Lego Irrigation Ltd.             Irrigation Equipment               13.2%   13.5%       26.7%

     Maxima Air Separation            Industrial Gas Separation          11.6    11.7        23.3
     Center Ltd.

     Tefron Ltd.                      Lingerie and Undergarments         13.0    13.0        26.0


     Construction and Development

     Property and Building            Real Estate Construction           30.6    14.0        51.2 (13)
     Corporation Ltd.                 and Development

     Camdev Ltd.                      Real Estate Development            26.0    ----       100.0


     Shipping, Marketing and Other

     El-Yam Ships Ltd.(14)            Bulk Shipping                      10.1    14.3        24.4

     Super-Sol Ltd.                   Supermarkets                       18.9    16.6        50.5

     "Delek"-The Israel Fuel          Distribution of                     2.0    26.0        28.0
     Corporation Ltd.                 Petroleum Products

     Renaissance Fund LDC             Acquisition of Equity Inter-        3.7    ----         3.7
                                      ests for Capital Appreciation

     General Engineers Limited        Distribution of Power             100.0    ----       100.0
                                      Generation Equipment

     Sano Dispec Development          Manufacture and Sale of Deter-     25.0    25.0        50.0 (15)
     Ltd.                             gents and Cosmetics in China

     Bulk Trading Corporation         Grain Import Services              50.0    50.0       100.0
     Ltd.

     (1)   Total holdings of members of the IDB Group.
     (2)   As the result of purchases of ordinary shares of Elron Electronic Industries Ltd.
           made after December 31, 1994, as of March 24, 1995, PEC owned 13.6%,  Discount Investment owned 26.4% and the IDB
           Group owned 40.0%, respectively, of the ordinary shares of Elron Electronic Industries Ltd.
     (3)   PEC has contracted with Discount Investment to purchase from Discount Investment an additional 2% interest in CellCom Israel Ltd.  The purchase is subject to approval of Israel's Minister of Communications.
     (4)   Interests in Tevel Israel International Communications Ltd. are held through a separate company, DIC and PEC Cable TV Ltd.

                                               I-5

     (5)   Interests in RDC-Rafael Development Corporation Ltd. are held through a separate company, DEP Technology Holdings Ltd.
     (6)   PEC and Discount Investment each own 18.5% of Gemini Capital Fund Management Ltd., the general partner of Gemini Israel Fund L.P., which has a nominal equity interest in Gemini Israel Fund L.P.  The interests of PEC, Discount Investment and the IDB
           Group in Gemini Israel Fund L.P. represent nonvoting limited partnership interests.
     (7)   Represents interests in Advent Israel Limited Partnership and a parallel limited partnership (together,  "Advent Israel"), on a  combined basis, other  than in the assets  and results of operations attributable to Advent Israel's interest in Gemini Israel Fund L.P.
     (8)   As the result of purchases of ordinary shares of Liraz Systems Ltd. made after
           December 31, 1994, as  of March 24,  1995, PEC owned 8.9%,  Discount Investment owned 8.9%  and the IDB Group  owned
           17.8%, respectively, of the ordinary shares of Liraz Systems Ltd.
     (9)   The ownership interest of the IDB Group includes the 22.3% ownership interest of
           Gemini Israel Fund L.P. in Logal Educational Software and Systems Ltd.
     (10)  As the result of the exercise of options for ordinary shares of Tius Elcon Ltd. by
           PEC and Discount Investment in January  1995, as of March 24, 1995, PEC owned 14.5%, Discount Investment owned 14.5%
           and the IDB Group owned 29.0%, respectively, of the ordinary shares of Tius Elcon Ltd.
     (11)  As the result of the exercise on January 3, 1995 of options for ordinary shares of
           Sign-On Computer Communications  Services Ltd.,  as of March  24, 1995, PEC owned  25.5%, Discount Investment  owned
           25.5%  and  the IDB  Group owned  51.0%, respectively,  of the  ordinary shares  of Sign-On  Computer Communications
           Services Ltd.
     (12)  Includes the 27% equity interest in Caniel-Israel Can Company Ltd. of Ispah
           Holdings Ltd., a company in which PEC and Discount Investment each hold a 50% equity interest.
     (13)  As the result of purchases of ordinary shares of Property and Building Corporation
           Ltd. after December 31,  1994, as of  March 24, 1995, PEC owned 30.6%,  Discount Investment owned 15.1% and  the IDB
           Group owned 52.3%, respectively, of the ordinary shares of Property and Building Corporation Ltd.
     (14)  Includes the Company's interests in Financial Holdings El-Yam (Hamigdal) Ltd.
     (15)  Sano Dispec Development Ltd. has a 55% interest in Shen-Yang Daily Use Articles
           Ltd.

           PEC also owns nonvoting preferred stock of Israel Discount Bank of New York representing approximately 8.2% of Israel Discount Bank of New York's total outstanding equity as of December 31, 1994.

High Technology and Communications

     Scitex Corporation Ltd. ("Scitex"). Scitex is a world leader in digital visual information communication for the graphic design, printing, publishing and video markets. Scitex and its subsidiaries develop, manufacture and market a broad range of digital prepress, digital printing and digital video products.

     The products of Scitex are used to automate the prepress production of high resolution color printed media such as magazines, trade journals, newspapers, catalogs, annual reports and advertising. The color prepress process includes the capture, manipulating, editing, assembly and integration of color images (photographs and artwork) and text, and production of color films and plates for high quality, high volume printing. The products of Scitex allow users to work throughout the color prepress process in a digital workflow, significantly reducing production time, material waste and labor requirements, while improving image and color quality and facilitating design creativity.

     Scitex provides customers with a broad range of connectivity (the ability to connect to many types of systems and protocols), including a wide selection of integrated solutions in PostScript, a popular page description language, for the desktop publishing, graphic arts and high-end prepress markets. Its communications products streamline multinational news publishing.

     Scitex pioneered the development of color electronic prepress systems with the introduction in 1979 of the first digital workstation for page layout and the editing and assembly of color images. Since that time, Scitex has introduced a full range of color electronic prepress products. Scitex has designed its products to operate on a stand-alone basis or to be combined in systems and networks that meet the unique application requirements and production environments of its customers. Scitex is the global market leader in its industry and has more than 7,000 installations of its products worldwide. Customers include Time, Fortune, Sports Illustrated, The New York Times, National Geographic, USA Today, Rizzoli,
A. Mondadori, Bauer Druck, Gutenberghus, Tappan Group, Dai Nippon Printing, Asahi Shimbun, Sara Lee and Pepsico.

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

     Iris Graphics, Inc. ("Iris"), a subsidiary of Scitex, is one of the world's leading developers and manufacturers of high quality color inkjet printers.
The printers produce high-resolution prints and proofs on various types of paper and other material. Iris has adapted an automatic inkjet printer for medical imaging, reducing the cost of duplicate films without compromising the quality of the images. In addition to the Iris products, Scitex also markets a very large format inkjet printer that prints color billboards.

     Scitex markets and sells its products primarily through wholly owned subsidiaries in North America, Europe, and Hong Kong, and through a joint venture in Japan. In these markets, Scitex and its Japanese joint venture sell primarily through their direct sales force personnel. Virtually all of Scitex's sales are outside of Israel.

     Scitex develops, manufactures and markets very high speed black and white inkjet printers, used primarily for promotional and mail applications, including personalization, and is a leader in the high-speed, variable data, digital printing market.

     In 1994, Scitex acquired ImMIX, Inc., a leading vendor of non-linear video editing systems which has over 1,000 of its Video Cube systems in use worldwide. This acquisition adds digital video to the activities of Scitex and, together with the acquisition of Leaf, signals the company's expansion into the wider area of visual information communication.

     In addition, in 1994 Scitex acquired 25% of P.INK Ltd. of Germany, obtaining exclusive rights (except for German speaking countries) to worldwide distribution of software solutions developed by P.INK for newspaper editorial and advertising departments.

     The ordinary shares of Scitex are listed for quotation on the National Association of Securities Dealers Automatic Quotation System/National Market System ('NASDAQ/NMS') (symbol "SCIXF"). PEC, Discount Investment, Clal Electronics Industries Limited ("Clal"), another member of the IDB Group, and International Paper Company are parties to a shareholders' agreement with respect to their ordinary shares of Scitex that, among other things, (i) provides that Scitex shall have a board of directors of 13 members, consisting of the current chief executive officer of Scitex (for as long as he holds that office) and four nominees designated by each of PEC and Discount Investment as a group, International Paper Company and Clal, (ii) provides that the Chairman of the Board of Scitex and of its executive committee be selected from the directors designated by PEC, Discount Investment and Clal and (iii) restricts the acquisition and disposition by such shareholders of ordinary shares of Scitex.


     Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service state-of-the-art electronic systems and products for medical diagnostic imaging, defense electronics, information technologies, communications and networking, automated optical inspection, manufacturing automation and quality control applications. Its affiliates also produce software and expert systems designed to enhance productivity and systems which provide rapid prototyping and low-volume production of application specific integrated circuits. Elron has organized, invested in and developed companies with promising new technologies believed to have global marketing potential that could benefit from ties with Israel.
Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies.


     In 1994, Elron established elroNet, which operates a wide-band electronic communication network providing international value-added networking services. The services offered by elroNet are designed to enable companies located in Israel and outside of Israel to work together electronically, and include internet connectivity, electronic mail, database access, remote access to distant computers and data transfer facilities.

     Elron's affiliates include publicly-traded and privately-held companies. Its principal publicly-traded affiliates are Elbit Ltd. (37.6% owned - advanced electronic systems and products for defense, medical, industrial and commercial applications - NASDAQ/NMS symbol "ELBTF"); Elscint Ltd., a 55% owned subsidiary of Elbit Ltd. (diagnostic medical imaging systems and products - New York Stock Exchange, Inc. symbol "ELT"); Orbotech Ltd. (18.5% owned - systems for visual testing and computer-aided design for the integrated circuit industry and optical inspection systems used in the production processes of flat screens - NASDAQ/NMS symbol "ORBKF"); PC Etcetera, Inc. (31% owned - desktop productivity solutions, live classroom training, custom courseware development and computer-based training products - over-the-counter stock symbol "PCEZ"); and NetManage Inc. (3.6% owned - integrated set of connectivity applications and development tools for the MicroSoft

Windows operating environment - NASDAQ/NMS symbol "NETM"). Among Elron's privately-held affiliates are Chip Express Corp. (48% owned - rapid prototyping and low-volume cost effective production of application specific integrated circuits); Zoran Corporation (28% owned - integrated circuits for digital signal image processing compression and enhancement); ServiceSoft Corporation (21% owned - software systems for automation of field service and maintenance of complex systems and products); and RDC-Rafael Development Corporation Ltd. (17% owned (PEC and Discount Investment each also own a 17% equity interest) - commercialization of technologies developed by RDC-Rafael Armament Development Authority, a division of Israel's Ministry of Defense). Elbit Ltd., together with Elbit's 55% subsidiary, Elscint Limited, is Elron's largest holding and accounts for the major part of Elron's revenues and earnings.

     Elron's ordinary shares are listed for quotation on the NASDAQ/NMS in the United States (Symbol "ELRNF") and on the Tel Aviv Stock Exchange ("TASE").


     CellCom Israel Ltd. ("CellCom"). In June 1994, the Israeli government awarded a license to establish and operate Israel's second cellular telephone system to CellCom, a new company owned by BellSouth Enterprises Inc., companies controlled by Joseph and Moise Safra of Brazil, Discount Investment and Israel Aircraft Industries Ltd. PEC purchased a 9.5% equity interest in CellCom from Discount Investment and, subject to the approval of Israel's Minister of Communications, will acquire an additional 2% equity interest in CellCom.

     CellCom began operations at the end of December 1994 serving the Tel Aviv metropolitan area. In February 1995, the Jerusalem area was added to the system, and in March 1995 the Haifa area was added. CellCom expects to serve all of Israel by September 1995. By March 27, 1995 over 60,000 customers were utilizing CellCom's cellular telephones. CellCom intends to invest approximately $300 million through 1997 in the development and operation of the new cellular telephone system.


     CellCom uses TDMA (time division multiple access) digital technology, the most advanced technology for cellular communication. According to CellCom's license, during CellCom's first year of operation, the most CellCom may charge users of its cellular service is 2.8 cents per minute, rising to 5.3 cents per minute during the second year and 10 cents per minute during the third through fifth years. CellCom may increase these charges whenever the Israeli consumer price index increases by more than 8.5%. In addition, CellCom charges an interconnect fee and during the third through fifth years of operation CellCom may charge customers a monthly fee of $5.34. CellCom's charges are far lower than the charges of the operator of Israel's first cellular network, which are 22.3 cents per minute during peak hours and 11.3 cents per minute during off peak hours.
                                I-10

     Tevel Israel International Communications Ltd. ("Tevel"). PEC owns, through its interest in DIC and PEC Cable TV Ltd., 23.7% of Tevel, which was established in 1988 to develop, construct and operate cable television systems in Israel. PEC's partners in Tevel are Discount Investment and United International Holding Inc., a publicly traded American corporation that provides multi-channel television services outside the United States. Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod-Ashkelon and the Nazareth-Jezreel Valley. These franchises include approximately 315,000 households - over 20% of the homes in Israel. Tevel has completed the construction of approximately 95% of the cable network in its franchise areas. As of February 1, 1995, Tevel had approximately 204,000 subscribers, constituting approximately 67% of the households in the area in which network construction has been completed.

     At present, Tevel offers customers a uniform, basic package of 40 channels for a fixed monthly fee. The basic package includes local, national and regional broadcasting channels, satellite delivered channels from Europe and Asia and five channels, subtitled in Hebrew - a movie channel, a sports channel, a family entertainment channel, a science, nature and cultural channel and a children's entertainment channel. Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft, and enables Tevel to offer additional programming for which it may charge separately. In May 1994, Tevel started to offer customers four channels of movies on a pay per view basis.

     Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location.

     In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station (the "Second Channel"), the only privately operated commercial television station. Broadcasts on the second television station began in November 1993. Tel-Ad is responsible for the entire programming for two days every week and for every Saturday in a four month period every year. In 1994, Tel-Ad's programs were broadcast on Mondays and Thursdays and on Saturdays between March and June.

     In 1994, the Second Channel became the most-watched station in Israel. The popularity of the channel provided the impetus for advertisers and advertising agencies alike to take advantage of the opportunities that the new medium offered. In the Second Channel's first year of operation, 20% of all Israeli advertising budgets were allocated for television.

     Tel-Ad broadcasts a varied program schedule, with approximately 40% of the programs produced in Israel and 60% of the programs acquired from outside of Israel. The programs span a wide range of genres and formats, including entertainment, humor and satire, game shows, talk shows and current affairs. Tel-Ad programs that achieved particular success with the viewing audience included "The Comedy Store," and "Laila Gov" hosted by Gidi Gov in the light entertainment genre, game shows "Yoter Mazal MiSechel", "Lingo" and "Mat'im Li", talk show "Rubi", and the investigative reporting magazine "Uvdah", hosted by Ilana Dayan.

     In conjunction with starting to broadcast on the Second Channel, Tel-Ad completed construction and upgrading of its technical facilities, investing approximately $4 million in several projects, including the conversion of its existing studio to the first fully digital television studio in Israel, the construction of a second television studio, the installation of fully equipped computerized editing and animation suites, the completion of a new floor of offices in the Jerusalem theater, as well as opening a branch office in Tel-Aviv which serves as Tel-Ad's marketing headquarters.

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

     Gilat Satellite has established strategic relationships for product development and marketing with GE Spacenet Corporation, Comsat Technology Services and GTECH Corporation in the United States and with ANI Bosch in Germany and Alcatel SESA in Spain.

     Gilat Satellite's stock is traded on the NASDAQ/NMS under the trading symbol "GILTF".

     Gilat Communication Engineering 1990 Ltd. ("Gilat Communication"). Gilat Communication offers engineering services, specializing in the design and erection of communications systems, including broadband cable systems, fiber optic communications, microwave systems and satellite communications systems.

     Through ISRASAT International Communication Corp., a company in which it has a 33.3% interest and whose other shareholders are Sign-On Computer Communications Services Ltd. and Elbit Ltd., Gilat Communication provides point to point international satellite data communication services to corporate clients in Israel. A wholly-owned subsidiary of Gilat Communication provides satellite data communication within Israel using one-way and two-way data networks by means of very small aperture terminals (VSATs).

     Gilat Communication is also working with the Open University of Israel to develop a fully-interactive long-distance education system. The system will begin at 15 sites throughout the country. Gilat Communication has also formed a joint venture with a software company to provide communication services to the healthcare industry including the transmission of records, administration and insurance documentation (including credit-card billing) and routing instructions for doctors. The joint venture plans to offer satellite communication for use in remote diagnosis of medical conditions. Gilat Communication owns 25% of Spacecom Satellite Communications Services Ltd., which holds exclusive Middle Eastern market rights for the AMOS satellite.

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

     RDC-Rafael Development Corporation Ltd.("RDC").   RDC was established
in July 1993 to conduct the commercialization of non-military applications of technologies developed by Rafael Armament Development Authority, a division of the Israel Ministry of Defense ("Rafael"). Rafael is one of Israel's largest industrial enterprises and Israel's largest research and development organization, employing over 3,000 individuals who hold a doctorate degree or an advanced engineering degree.

     The two shareholders of RDC are DEP Technology Holdings Ltd., a company owned equally by PEC, Discount Investment and Elron, all members of the IDB Holding Group, and Galram Technology Industries Ltd., the Israeli governmental entity in charge of the commercialization in non-military markets of Rafael's technologies.

     RDC, through its interests in the following companies, is working on several projects, including the development of the products and processes set forth below:

     o PowerSpectrum Technology Ltd., which is developing a wireless telecommunications network that provides full duplex service, utilizing frequency hopping-multiple access technology.


     o Carcom Carry Communications Ltd., which manufactures the BIPSAPHONE, a portable satellite communication terminal for global voice and data communication, and the BIPSAT, a briefcase portable satellite communication terminal for global communication.

     o Oramir Semiconductor Equipment Company Ltd., which is developing the L-Stripper, a new process that allows the removal of photoresist in the manufacturing process of silicon wafers used in the semiconductor industry.


     o Semiconductor Engineering Laboratories Ltd., which manufactures the MC 100, a semiautomatic system for the preparation of cross-sectional samples of semiconductor wafers for examination by a scanning electron microscope.

     o A newly formed software company, which plans to develop software, image and signal processing and video on demand.

     RDC also manages the SYBOS Project, a spent yeast biomass system for the removal of heavy toxic materials from water and wastewater; the TPP Project, a new technological approach to the blood-pump module of heart-lung machines; and advanced communication and wireless communication projects in research and development stages.

     Lipman Electronic Engineering Ltd. ("Lipman"). Lipman develops, manufactures and markets a variety of sophisticated electronic and computerized systems primarily for communication applications. Lipman's products include test and enhancement systems for public telephone exchanges, telephone lines and wireless terminals for electronic fund transfers, systems that combine electronic cash registers with the verification and implementation of credit card/debit transactions at points of sale, motion monitors and home betting terminals that can also be used for specific information services. Lipman's stock is traded on the TASE.


     Nice Systems Ltd. ("Nice"). Nice is engaged in the development and manufacture of high technology communications systems, including electronic defense systems. Nice concentrates in the area of voice storage and retrieval systems, including systems that integrate telephony with computers in telecommunications systems for a variety of enterprises, such as financial institutions, insurance companies and telemarketing companies. Nice also supplies voice logging equipment to banks and other financial institutions, aviation authorities and merchant navies.

     In the defense area, Nice focuses primarily on communications intelligence, such as direction finding and monitoring systems, and command and control systems. Nice has a strategic alliance with TRW. Nice's stock is traded on the TASE.


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

     Gemini is a venture capital limited partnership that invests in high technology companies located in Israel, especially those that are export oriented and are in the early stages of their development. Advent Israel is a venture capital limited partnership managed by Advent International that acquires interests in high technology companies that are either located in Israel or whose businesses are related to Israel. Advent Israel is a limited partner in Gemini.

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

     PEC has made a $3 million capital commitment to Gemini of which approximately $2 million had been contributed as of March 24, 1995. PEC's partners in Gemini are Discount Investment, Scitex and Elron (two of PEC's affiliated companies), Advent Israel and Yozma. Gemini may offer PEC and the other partners the opportunity to purchase interests in entities in which Gemini is acquiring an interest.

     At the end of 1994, Gemini had invested an aggregate of approximately $5.2 million in the following eight companies:

     o LOGAL Educational Software and Systems Ltd., a corporation that develops, designs and publishes educational software. PEC also has a direct interest in LOGAL.

     o Holo-Or Ltd., a designer and manufacturer of products based on proprietary diffractive optics technology, including a line of "through-the-lens" multifocal contact lenses and intraocular lenses.

     o Precise Software Solutions Ltd. (formerly named GeneSoft Ltd.), a corporation that develops application performance tuning tools for mainframe and client/server software systems.

     o ORNET Data Communication Technologies Ltd., a designer and developer of subsystems and complete hardware/software systems for boosting the performance of local area networks (LANs), with specialization in high-speed internetwork switches.

     o Aisys Ltd., a designer and developer of software for automatic programming of silicon microcontrollers to operate peripherals.

     o Orisol Original Solutions Ltd., a corporation that designs, manufactures and sells vision-based computerized shoe sewing machines.

     o Myriad Ultrasound Systems Ltd., a manufacturer of ultrasound equipment for the diagnosis and monitoring of osteoporosis.

     o Sizary Materials Purification Ltd., a developer of unique and proprietary equipment for the purification of silicon wafers.
                              I-16

     PEC is also a limited partner in Advent Israel and has made a $500,000 capital commitment to Advent Israel of which approximately $333,000 had been contributed as of March 24, 1995. As a limited partner in Advent Israel, PEC has an indirect interest in all of Advent Israel's holdings other than Advent Israel's interest in Gemini. One of Advent Israel's first acquisitions was the purchase of an interest in P-Com Inc., a California manufacturer of microwave radios for short (1 to 20 kilometers) range telecommunications interconnections. Much of the technology P-Com utilizes was developed in Israel. In March 1995, P-Com had an initial public offering of its shares in the United States.


     Liraz Systems Ltd. ("Liraz"). Liraz and its subsidiaries and affiliates develop comprehensive computerized business system solutions for private businesses and public organizations. Liraz specializes in developing software solutions in the manufacturing, health care, defense and bank areas as well as providing outsourcing services. Liraz's subsidiaries and affiliates include the following companies:

     o Lehad-Binah Systems, Ltd., a 61% owned subsidiary which develops and markets leading application packages for IBM, Hewlett Packard, VAX, Data General and UNIX environments.

     o YAANA Data Processing, Ltd., a 26% owned affiliate which specializes in outsourcing services, payroll, labor management and complete application packages. YAANA's stock is traded on the TASE.

     o Kalanet, Ltd., a 22% owned affiliate which is Israel's leading distributor of software for personal computers, marketing and servicing over 10,000 different products.

     o Bintel Systems Ltd., a 54.0% owned subsidiary which develops and markets new artificial intelligence applications, including marketing business intelligence (MBI), which organizes information from raw data into a concise decision-making tool for executive management.

     o Kedem Systems Ltd., a 60.6% owned subsidiary which offers professional courses in computer systems.

     o Across Data Systems, Inc. (formerly named Advanced Systems USA Inc.), a 97% owned subsidiary which provides state-of-the-art systems solutions to North American small-to-medium industries, retail businesses, gas stations and convenience stores. Its customers include Exxon, Chevron and Esso Canada.

     o Burford International Applications Ltd., an 87.5% owned subsidiary which is based in England and provides complete global business solutions for financial and commercial industries on personal computer and UNIX systems.

     The stock of Liraz is traded on the TASE.


     LOGAL Educational Software and Systems Ltd. ("Logal"). Logal develops, designs, and publishes educational software and multimedia products based on the philosophy that learning is the active construction of knowledge.

     Logal's simulation-based programs integrate sophisticated authoring systems, multimedia, animation, spreadsheets and numerous output options in a format that complements varied learning situations. Logal's complete line of products, which are targeted for students of high school and college level science and mathematics, consist of Explorer, an award-
                                                  --------
winning series for physics, biology and chemistry, and Tangible MATH, a
                                                       -------------
complete curriculum mathematics program group. Logal produces multimedia products in compact disc read only memory "CD-ROM" format and develops curriculum materials utilizing this technology.

     In late 1994, Simon and Schuster, the textbook publisher, began publishing special versions of Explorer for use with Prentice Hall
                               --------
chemistry, physics, biology and math college textbooks. Logal sells its products in Israel, the United States, Western Europe and Latin America.


     Adir International Communications Services Ltd. ("Adir"). Adir provides outgoing international telephone service, international calling cards and facsimile communications from Israel, primarily serving corporate clients. Adir was granted licenses by Israel's Ministry of Communications to provide these services in direct competition with Bezeq, Israel's government controlled telephone company. Adir employs the latest proven technology to provide its services and is able to charge customers who use its outgoing international communication services lower rates than Bezeq because of the lower costs of Adir's telecommunications network.

     Tius Elcon Ltd. ("Tius Elcon"). Tius Elcon designs, develops, produces and sells electronic products for the home care market, concentrating on the over-the-counter paramedical and healthful food preparation markets. Its products include the Memotherm Baby Thermometer, which permits accurate non-invasive measurement of a baby's temperature, the Fertimeter, which is an ovulation predictor, and the Spiro, a computerized asthma peak
                               I-18
flow meter suitable for home use that measures airway obstruction and automatically analyzes the results for the user. Substantially all of Tius Elcon's products are exported.

     Sign-On Computer Communications Services Ltd. ("Sign-On"). Sign-On furnishes private network telecommunication services to corporate clients in Israel. Through ISRASAT International Communication Corp., a company in which it has a 33.3% interest and whose other shareholders are Gilat Communication Engineering 1990 Ltd. and Elbit Ltd., Sign-On provides point to point international satellite communication services to corporate clients in Israel.

     Incubator for Technological Entrepreneurship Kiryat Weizmann Ltd. ("Incubator Company"). Incubator Company, an affiliate of the Weizmann Institute of Science, provides funding, managerial expertise, administrative support and facilities to initial development stage companies that Incubator Company believes can successfully develop products for commercial use utilizing novel technologies. PEC has agreed to purchase a 5% interest in up to 12 new companies that are admitted to the Incubator Company program for a purchase price of $10,000 for each 5% interest. Generally as part of its purchase, PEC will receive the right to increase its interest in each new company by an additional 8% if an interest in the new company is purchased by a third party. The purchase price of such 8% interest will be based on the purchase price paid by the third party.

     Through February 1995, PEC purchased interests in four companies in the Incubator program. The businesses of such companies include the development of transparent, electrically conductive polymers for use in the electronics industry, the design of equipment for improved processing and production of tomato seeds, the development of technology for the production of liquid absorbing polymers with variable absorbing capacity and the development of a transducer for high precision measurement of angular coordinates.

     RTS Telecommunications Services Ltd. ("RTS") and RPA Leasing Inc. ("RPA"). RTS provides major hotels in St. Petersburg, Russia with direct dialing international telephone service by means of a microwave and satellite based network which connects the hotels with international telephone networks, utilizing the services of Adir. RPA leases telephone equipment and switchboards to a Russian company for use in major hotels in St. Petersburg, Russia for a five year term ending in December 1998. In view of the losses incurred by RTS and RPA and their negative equity, PEC has made provisions with respect to its holdings in these companies.

Industry

     Tambour Ltd. ("Tambour"). Tambour is Israel's largest paint producer. Its products include a wide range of water-based and synthetic paints, polyurethanes, epoxies, varnishes, texture coatings and primers, as well as special purpose paints for aviation and marine application. Tambour currently supplies approximately 70% of Israel's decorative paint requirements and exports its products throughout the world. Its products are sold all over Israel.

     Through its affiliates, Tambour is involved in the production and marketing of water treatment facilities and chemicals (Italchem-Ayalon Ltd.), metal treatment chemicals (Chemitas 1988 Ltd.), glues and emulsions (Serafon Resinous Chemicals Corp. Ltd.), industrial sewage treatment systems (Aniam Ltd.), waste water purification using concentrated solar radiation (Solar Dynamics Ltd.) and the manufacture of printing ink (Tzah-Israeli Printing Inks Ltd.). Tambour also produces decorative wall-facing bricks. Tambour's stock is traded on the TASE.

     Caniel-Israel Can Company Ltd. ("Caniel"). Caniel is Israel's largest manufacturer of cans and metal packaging material for processed and canned foods, soft drinks and beer. Caniel utilizes the latest technology to produce a full line of high quality products. It is Israel's only manufacturer of beverage cans. Caniel is reorganizing its production lines and restructuring its manufacturing systems.

     Caniel also manufactures metal packaging for a variety of industrial and household products such as paints, lubricants, detergents and aerosols. Substantially all of Caniel's cans are sold to customers in Israel. Caniel also produces biodegradable plastic bottles for soft drinks and mineral water. Caniel's stock is traded on the TASE.


     Mul-T-Lock Ltd. (Mul-T-Lock"). Mul-T-Lock designs, manufactures, markets and distributes high security products for the protection of life and property. Mul-T-Lock's products include decorative security doors, blast and gas-resistant doors and windows, fire resistant doors, safes, automobile transmission locks and a wide range of sophisticated cylinders and padlocks. Some of these products incorporate high technology electronic applications. Many of Mul-T-Lock's products are protected by patents and proprietary designs.

      Mul-T-Lock has four manufacturing plants. It markets its products throughout Israel and exports them all over the world using a network of distributors and its own sales personnel. During 1994, Mul-T-Lock introduced 50 new products. Mul-T-Lock's stock is traded on the TASE.


     Klil Industries Ltd. ("Klil"). Klil is engaged in aluminum extrusion, including casting of billets, manufacturing of extrusion dies and painting of extrusions. Klil is a leading supplier of aluminum extrusions in the form of semi-finished painted and mill-finished products for industry, as well as finished aluminum products to the building industry, such as windows, doors, curtain walls and shutters. Most of Klil's products are sold in Israel. Klil began operations at its new factory in Carmiel, Israel in March 1994. The factory has a modern production line for extrusions and is expected to begin a new production line for the painting of extrusions in the summer of 1995. Klil's stock is traded on the TASE.


     Lego Irrigation Ltd. ("Lego"). Lego develops, manufactures and distributes irrigation equipment. Lego offers professional and amateur gardeners a full range of irrigation products, which are distributed throughout the world. Lego's products include labyrinth drippers, rotary, ball drive and pop-up sprinklers, adjustable nozzles and new pulsating technology products. Lego also owns a 50% equity interest in a company that develops and produces a new rotary disc filter which has wide use in agriculture, garden watering and drinking water. In 1994, Lego and two other companies formed a joint venture with an Indian fertilizer company to distribute in India irrigation systems manufactured by Lego and others. Lego's stock is traded on the TASE.


     Maxima Air Separation Center Ltd. ("Maxima"). Maxima is Israel's second largest producer of industrial and specialized gases with a market share in Israel of approximately 40%. Its primary products are nitrogen and oxygen which it extracts from the air at its plant in the Negev desert in southern Israel. Nitrogen is used in the chemical, petro-chemical and food industries. Oxygen is used primarily in hospitals and for welding in the metal industry. Maxima's customers are mainly larger industrial users of gases.

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


Construction and Development

     Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel and is engaged, directly and through its subsidiaries and affiliates, in the development, construction and sale of residential and commercial buildings, the construction and rental of industrial parks and office and commercial buildings, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. These companies accounted for approximately 38% of Israel's total citrus exports in 1994.
In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality projects for sale principally to upper income purchasers; such projects generally include recreational and commercial facilities. Property & Building owns approximately 350,000 square meters of commercial floor space located mainly in prime areas which it rents to tenants. The occupancy rate for its rental properties is approximately 99%. A subsidiary of Property & Building owns interests in modern sports complexes in Israel. The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE.


     Camdev Ltd. ("Camdev"). Camdev, which is 74% owned by Property & Building, is building the last 30 residential housing units of a 94 unit development in the Pisgat Zeev neighborhood of Jerusalem. In 1994, Camdev completed building the first 64 units of the development. The development is part of a larger housing development Camdev previously built and represents the balance of the property held by Camdev for development.


Shipping, Marketing and Other

     El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through subsidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grain, coal and iron ore. Its fleet, which aggregates approximately 670,000 deadweight tons, is operated under charters for varying durations. El-Yam has been engaged in the worldwide shipping business for over 41 years.

     El-Yam owns nonvoting preferred stock of FHEY representing substantially all of the equity in FHEY. FHEY in turn owns approximately 36.3% of IDB Holding. IDB Holding owns through IDB Development approximately 70.3% of PEC's common stock. PEC owns 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14% of such voting shares.


     Super-Sol Ltd. ("Super-Sol"). Super-Sol operates one of the largest chains of supermarkets throughout Israel. Its supermarkets include 45 neighborhood Super-Sol stores, with emphasis on a wide variety of high quality food products and services, 19 large regional Hypercol stores, located primarily in industrial areas and serving predominately high and middle income families with both food and other products, 14 Gal-Yarok stores, located primarily in lower income areas, and four "food warehouses", named "Machsaney Mazon", which sell a smaller variety of goods than other stores at substantially lower prices and appeal to price-conscious customers. Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by telephone.

     The food industry in Israel is characterized by increasing competition, as department stores have begun to provide food products, and small discount food chains have emerged to meet the needs of large numbers of immigrants who are not familiar with supermarket shopping and who have limited financial resources. Increased capital available to competing supermarket chains has also affected competition. Super-Sol has a significant market share, representing approximately 34% of sales of major chains and 8% of the entire retail food industry in Israel.

     In 1994, a subsidiary of Super-Sol purchased a controlling 50% interest in the "Budapest Kozert" company, a chain of 24 supermarkets in Budapest, Hungary.

     Super-Sol holds a 40% interest in a newly established chain of "do-it-yourself" stores in Israel named "Kne Uvne". The chain's three stores sell building and home improvement products. Super-Sol also has a 55% interest in Super Office Ltd., a newly formed company which sells office equipment and supplies. In 1994, that company opened its first two stores. In 1995, Super-Sol opened in Haifa Bay Israel's first mega-store, named "Universe Club", which is based on the warehouse shopping concept in the United States. Super-Sol's stock is traded on the TASE.

     "Delek"-The Israel Fuel Corporation Ltd. ("Delek"). Delek is one of Israel's leading importers and distributors of petroleum products, operating 165 gas stations throughout the country. Through a wholly owned subsidiary, Delek has a portfolio of equity holdings in the petrochemical, chemical, shipping and storage industries and at the end of 1994 had a 15.1% equity interest in the Super-Sol supermarket chain. Delek also owns Delek Automotive Systems, the holder of the Mazda motor vehicle franchise for Israel, and has an interest in Shagrir, an emergency roadside and towing service for vehicles. Delek's subsidiary, Delek Oil Exploration Ltd., carries out oil and gas exploration off the Tel Aviv shoreline.

     Delek has instituted a program of modernizing its gasoline stations through the introduction of computer controlled systems and has completed the installation of the "Dalkan 2000" system for the automatic debit of customer accounts and report of vehicle fuel consumption. Delek's stock is traded on the TASE.


     Renaissance Fund LDC ("Renaissance"). Renaissance is a newly-established fund with capital commitments of approximately $135 million whose objective is to generate capital appreciation through acquisitions of significant equity interests primarily in a portfolio of Israeli and Israel-related privately held and publicly traded companies and investments elsewhere in the Middle East.

     In October 1994, Renaissance was part of a group that purchased a 33% equity interest in Paz Oil Company Ltd. ("Paz"), Israel's largest oil marketing and distribution company. As a result of the purchase, which was Renaissance's first acquisition, Renaissance has approximately a 14.3% equity interest in Paz. Paz is engaged in seven main businesses: gasoline service stations, industrial lubricants and solvents, asphalt, liquid propane gas, wholesale fuels, aviation fuel and real estate.

     In February 1995, Renaissance was part of a group which purchased from the Government of Israel 100% of the shares of Shikun ve'Pituach le-Israel Ltd., one of Israel's largest housing and development companies ("SHOP"). Renaissance has approximately a 20.1% equity interest in SHOP.


     General Engineers Limited ("General Engineers"). General Engineers sells, installs and services equipment for the following markets in Israel:
Energy - power generation, power delivery and power control equipment; Medical - diagnostic x-ray, ultra-sound and surgical equipment;
Scientific - diffraction and spectroscopy systems and electron microscopes; General Industry - a wide variety of electrical and mechanical systems, and industrial diamonds; Factory Automation - programmable controls and data acquisition systems; Lighting - lamps and luminaries; and Household Appliances - major appliances and housewares. This variety of equipment is manufactured by various United States, European and Japanese manufacturers. General Engineers is the only distributor and service agent for certain General Electric Company equipment in Israel, and represents in Israel, among others, American Sterilizer Co., Lapp Insulator Inc., Saftronics Ltd., Hitachi Instruments, GE-Fanuc, Liebherr, 3-L Filters and Rigaku Co.


     Sano Dispec Development Ltd. ("Sano Dispec"). Sano Dispec is a newly established joint venture among PEC, Discount Investment, and Sano Bruno's Enterprises Ltd., an Israeli manufacturer of detergents, diapers and cosmetics. The objective of Sano Dispec is to form joint ventures in China using the know-how of the joint venturers and other Israeli parties.

     Sano Dispec's first acquisition was the purchase of a 55% equity interest in Shen-Yang Sano Daily Use Articles Ltd. (formerly referred to as Shenyang-Sano Home-Care Enterprises Ltd.). Shen-Yang Sano is a newly formed company which in 1994 established a factory in the Chinese city of Shen-Yang for the manufacture of cleaning products and cosmetics. The factory began to manufacture and sell liquid cleaning products in December 1994, concentrating on sales in the Liao Ning province of China and other areas of northeastern China. Shen-Yang Sano intends to expand the sale of its products throughout eastern Asia.


     Bulk Trading Corporation Ltd. ("Bulk Trading") Bulk Trading provides a full range of import services to major grain companies in Israel, including purchasing, locating suitable vessels for shipment, coordinating shipments, arranging for letters of credit, and arranging for loading, discharge and storage facilities.


     Israel Discount Bank of New York ("IDBNY"). PEC owns 75,251 shares of nonvoting preferred stock of IDBNY with a carrying value of approximately
$27 million. IDBNY is a New York State chartered, full-service commercial bank, with its principal office and one additional branch in New York City, a branch in the Cayman Islands, a banking subsidiary in Uruguay and representative offices in London, Paris, Toronto and Montevideo. IDBNY also maintains an international banking facility at its headquarters in New York City. As of December 31, 1994, IDBNY had consolidated assets of $3.6 billion, total deposits of $3.2 billion and total capital funds (including subordinated capital notes and the allowance for possible loan losses) of $364 million. Its net income was $16 million in 1994, $11 million in 1993 and $14 million in 1992. IDBNY was ranked by The American Banker as the 16th largest commercial bank in New York
          -------------------
State and the 148th largest commercial bank in the United States in terms of deposits as of June 30, 1994. IDBNY is a member of the Federal Deposit Insurance Corporation. It is a subsidiary of Israel Discount Bank Ltd. ("IDBL"), the third largest bank in Israel.

     The terms of the IDBNY preferred stock held by PEC provide for a yearly dividend equal to the preferred stock's share of the net income of IDBNY for the year, based generally on the preferred stock's proportionate share of IDBNY's total shareholder equity at the beginning of that year. For this purpose, the preferred stock constitutes 8.2% of the total shareholders' equity for the year beginning January 1, 1995. IDBL has an option to acquire the preferred stock from PEC at any time until September 1995 at a price equal to approximately $27 million. If IDBL at any time disposes of IDBNY shares representing more than 75% of the equity or voting power in IDBNY, PEC has the right to require the purchase of the preferred stock at a price equal to approximately $27 million.


Conditions in Israel

     Substantially all of the Company's Affiliates conduct their principal operations in Israel and are directly affected by economic, political and military conditions in that country. The manufacturing operations of certain of the Affiliates are heavily dependent upon components and raw materials imported from the United States, several nations in Europe and other countries, and a substantial majority of the sales of some Affiliates are made outside Israel. Accordingly, the results of operations of the Company and substantially all of the Affiliates could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be interrupted for substantial periods.

     Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying as to degree and intensity, among Israel and various Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Furthermore, following the Six-Day War in 1967, Israel commenced administering the territories of the West Bank and the Gaza Strip and, since December 1987, increased civil unrest has existed in these territories. Although, as described below, Israel has entered into various agreements with

Arab countries and the Palestine Liberation Organization ("PLO") and various declarations have been signed in connection with efforts to resolve some of the aforementioned problems, no prediction can be made as to whether a full resolution of these problems will be achieved or as to the nature of any such resolutions. To date, these problems have not had a material adverse impact on the financial condition or operations of the Affiliates although there can be no assurance that continuation of these problems will not have such an impact in the future.

     A peace agreement between Israel and Egypt was signed in 1979 and limited economic and full political relations have been established between the two countries.

     Since October 1991, Israel and certain of its neighbors have held direct negotiations to end the state of hostility between them and establish peace. In September 1993, Israel entered into a Declaration of Principles with the PLO, which sets forth a basic framework for continued negotiations between Israel and the PLO with respect to ending the state of hostility between such parties. In accordance with this agreement, in 1994 Israel transferred administration of the Gaza Strip and Jericho to the Palestinian Self-Rule Authority and the Israeli army withdrew from these areas. Although negotiations are continuing between Israel and the PLO to implement fully the Declaration of Principles, to date such negotiations have not resulted in any definitive agreement.

     In October 1994, Israel and Jordan signed a peace treaty establishing full political and economic relations between the two countries. Although negotiations are continuing among Israel, Lebanon and Syria, to date such negotiations have not resulted in any agreement.

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


Demographics

     Since the beginning of 1990, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union. Approximately
600,000 new immigrants arrived through the end of 1994, of which approximately 80,000 arrived in 1994, and it is expected that additional immigrants will arrive in Israel during the next few years. The future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union. If the number of additional immigrants is substantial, the increased population will place an increased strain on government services, short-term economic development and national resources.

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

     While a decrease in the rate of immigration would relieve strain on government services, short-term economic development and national resources, such a decrease could also have a negative effect on those Affiliates whose revenues are derived mainly from the sale of products and services in Israel. These Affiliates include housing developers, such as Property & Building, manufacturers of supplies for the construction and housing industry, such as Tambour and Klil, and purveyors of food and other necessities, such as Super-Sol. No assessment can be made of the full impact of a significant change in the flow of immigration on the results of operations of these Affiliates or the other companies in which PEC has an interest.

     The State of Israel receives significant amounts of economic and military assistance from the United States. In addition, in 1992 the United States agreed to provide Israel with supplemental
                              I-28
assistance in the form of up to $10 billion of loan guarantees in order to help meet the strains imposed by increased immigration. Israel borrowed $2 billion that was guaranteed by the United States in each of 1993 and 1994. The borrowed funds were used to bolster Israel's foreign exchange reserves and to fund increased investments, mainly in infrastructure. Israel plans to borrow $2 billion per year guaranteed by the United States over the next three years. The Israeli economy would suffer material adverse consequences were such economic, military and supplemental assistance to be significantly reduced. There is no assurance that such assistance will continue at or near amounts received in the past.


Economy

     Israel's gross domestic product ("GDP") increased by 6.8% in 1994, the highest GDP growth rate recorded in Israel since 1972, and almost twice the 1993 rate of 3.5%. Israel's per capita GDP increased by 4.3% in 1994, the largest increase in per capita GDP in the developed world. This increase was achieved even though Israel's population grew by 5.4% in 1994. This growth in Israel's per capita GDP was accompanied by a decrease in Israel's civilian unemployment rate from 10% in 1993 to 7.7% in 1994, which resulted from sustained growth in Israel's economy. The decline in the unemployment rate is even more significant in view of the expiration of government subsidized employment programs during 1994 and the issuance of work permits to thousands of foreign laborers to work in Israel.

     Two of the principal negative developments in Israel's economy last year were the increase in the inflation rate from 11.25% for 1993 to 14.5% for 1994 and the decline in the personal savings rate. These developments can, to some extent, be attributed to Israel's absorption of many new immigrants into its economy. Many of the recent immigrants have now become financially established, and are using their income to purchase goods and services, thereby increasing private consumption and inflationary pressures. As in 1993, increases in housing prices fueled Israel's inflation rate. Housing prices rose in part because of greater demand from recent immigrants who were now able to purchase rather than just rent apartments.

     Israel's GDP grew to New Israel Shekel ("NIS") 223 billion at current prices in 1994, an increase of 6.8% compared to 1993. Business sector GDP grew to NIS 149 billion in 1994, an increase of 7.9% over 1993. During the five year period from 1990 through 1994, GDP increased by 33% and business sector GDP rose by 40% while Israel's population grew by 19%, bolstered by mass immigration from the former Soviet Union.

     Israel's exports of goods and services rose by 10.6% in 1994 to $24 billion, a rate of increase similar to that recorded in 1993. Exports of goods increased by 13% to $16 billion and, excluding diamonds, increased by 12% to $11 billion. The fastest growing industrial export sectors in 1994 were metals, machinery and electronics (13% increase) and chemicals (11% increase), which were also the fastest growing industrial export sectors in 1993, and rubber and plastics (17% increase). Metals, machinery and electronics and chemicals accounted for 75% of the entire growth in industrial exports in 1994. Exports of polished diamonds rose to over $3.5 billion, 18% greater than in 1993. Agricultural exports rose by 7% to $584 million. This increase was achieved despite extensive crop damage caused by the unusually warm winter at the beginning of the year and cutbacks in production. Exports of other services increased by 7% in 1994. Although more tourists visited Israel in 1994 compared to 1993 (over 2 million tourists visited in 1994), earnings from tourism increased by only 4% in 1994 compared to 11% in 1993.

     Increased exports to the Far East, especially Japan, South Korea, Singapore and Thailand, accounted for over a quarter of the growth in merchandise exports during 1994. A slightly lower percentage of the growth in exports was attributable to increased exports to the United States. Following the end of the recession in Western Europe, approximately 20% of the growth was attributable to exports to the members of European Community ("EC"), to whom exports had actually declined in 1993. The increase in trade with EC members was bilateral, and EC members accounted for 60% of the increase in merchandise imports in 1994. An exception to the overall trend of export growth was Eastern Europe, where Israel's exports decreased marginally because of this region's uncertain economic climate and the lack of foreign exchange.

      Israel's increase in exports in 1994 was achieved even though the dollar weakened against the shekel in real terms during the year, resulting in a decrease in the profitability of exporting companies.

     Imports of civilian goods and services (which exclude defense imports), rose by 12.7% to $32 billion in 1994. Imports of goods alone increased by 16%. The excess of imports of civilian goods and services over exports of these goods and services (an "import surplus") grew to $8.3 billion in 1994 compared to $5.9 billion in 1993. While the total dollar prices of imports rose faster than those of exports, in real terms import prices actually decreased. This decrease in real import prices encouraged manufacturers to accumulate inventories of imported production inputs and to purchase capital stock from outside of Israel.
                               I-30

     Israel's unemployment rate decreased last year to 7.7%, the lowest rate recorded since 1990 when the mass immigration to Israel of residents of the former Soviet Union began. The sharp decrease in the unemployment rate compared to earlier years resulted from a 7% increase in the number of jobs, which increase exceeded the 3.9% increase in the civilian labor force. The increase in the number of jobs resulted from greater economic activity and from large scale investment in previous years in capital stock (the means for producing goods and services). During 1994, capital stock grew by 6.3% in real terms. The number of jobs generated by the investment in capital stock more than outweighed any adverse effect on the unemployment rate from the expiration of government employment subsidization programs. This growth in capital stock also contributed to a 0.2% increase in labor productivity in the business sector following two years of decreases. The rate of increase in capital stock is an important indicator of the ability of the Israeli economy to maintain future growth. While economic growth in previous years was fueled by a sharp rise in the population and only a slight increase in capital stock, during 1994 this mix was reversed, auguring well for the business sector's future growth and ability to generate jobs.

     Business sector hourly wages fell by 1.7% in 1994, while public sector wages increased by 8.7%, resulting in an overall rise in wages of 1.1%. In the past, such a large gap between business and public sector wages has been short-lived. Pressure may build on the business sector for wage increases to close this gap. Future wage increases may also result from the economy reaching its natural level of unemployment.

     Gross domestic investment rose in 1994 by 8.4% to NIS 52 billion, a more rapid increase than in 1993. After a small increase of 0.2% in 1993, investment in fixed assets grew by 12.9% to NIS 51 billion in 1994. Approximately 75% of the increase in 1994 consisted of non-housing investment, which surged by 17.3% to NIS 37 billion. Non-housing investment, which is the basis for sustained economic growth, includes investment in machinery and equipment (up by 16.7%), land transportation equipment (up 16.8%), and structures and earthworks (up by 12.4%). The investment category that experienced the largest increase was imported machinery and equipment, which grew by 27.3% and added $1 billion to Israel's imports. Following a sharp decrease in 1993, investment in housing construction expanded by only 1.4% in 1994 to NIS 13 billion. This increase was slowed by a labor shortage in the construction industry resulting from the closure of the administered territories.

     After maintaining an expansionary monetary policy for several years in order to encourage economic growth, the Bank of Israel began to restrict the money supply during 1994 because of its concern over the rise in the inflation rate. The consumer price index rose by 14.5% in 1994, far higher than the 8% level targeted at the beginning of 1994 by Israel's Finance Ministry and the Bank of Israel. Although sharp rises in the prices of housing due to increased demand and fruit and vegetables due to crop shortages were partially responsible for the increase in the index in 1994, the Bank of Israel's expansionary monetary policy in previous years was also a major factor adding to the increase in inflation during 1994.

     Last year, the central bank imposed a tight monetary policy by repeatedly raising the cost of its funds to the commercial banks, from 9.7% in January 1994 to 17% in December 1994. Concurrently, the commercial banks' average lending rate increased from 14.6% to 22.5%. Despite this increase and an accompanying rise in borrowing rates, the banking system's aggregate financial margin (the excess of the banking system's aggregate lending rate over its average borrowing rate) remained largely unchanged during 1994, following several years of decline.

     As a result of the Bank of Israel's monetary policy, during 1994 the amount of loans to the public grew at a slower pace than the growth in deposits, i.e. credit expanded by 24% to NIS 55 billion and deposits went up by 35% to NIS 47 billion. The growth in deposits was fueled by a large decrease in investment in equity securities. This increase in deposits and decrease in holdings of equity securities in 1994 reverses the trend that had developed in the banking industry in the years 1991-1993 away from traditional financing operations towards more off-balance-sheet activity with customers in the capital market. Indeed, reduced confidence in the capital market, at least by smaller savers, led to the foregoing major change in the composition of the public's financial asset portfolio in the course of the year.

     The foreign currency market was relatively stable in 1994, and the Bank of Israel made no change in the 6% predetermined rate of annual devaluation of the shekel against a basket of currencies. This 6% rate of permitted devaluation is intended to reflect the differential between the levels of annual inflation in Israel and the countries included in the currency basket. The 6% rate was maintained despite calls for a major devaluation from exporters, whose profits suffered by the lack of a larger devaluation while Israel's inflation rate was increasing. In July 1994, continual bilateral trading was introduced into the foreign currency market for trading large sums of currency. Under this form of trading, trades may be conducted at spot rates, without having to wait for the banks' single daily exchange rate quotations.

     In 1994, the shekel was devalued by less than 1% against the dollar, from NIS 2.99 to NIS 3.01, and by 5.34% against the currency basket, from NIS 3.19 to NIS 3.35.

     Israel had approximately $6.8 billion of foreign exchange reserves at the end of 1994 compared to $6.4 billion at the end of 1993, $5.1 billion at the end of 1992, $6.3 billion at the end of 1991 and $5.2 billion at the end of 1990.

     After four consecutive years of buoyant trading, the expansion of stock market activity came to a halt in 1994. Share prices plummeted and volume dropped in 1994. The general share index dropped by 54% in real terms, and the volume of share trading totalled NIS 76 billion compared with NIS 84 billion in 1993. While the two-sided index of the 100 most traded companies listed on the Tel Aviv Stock Exchange fell by 44%, the broader index of smaller companies on the parallel list plunged by 67%. The market value of shares and convertible stocks at the end of 1994 amounted to NIS 100 billion, compared with NIS 152 billion at the end of 1993.

     There are four main reasons for the market's decline in 1994. First, prices were at an extremely high speculative level after a four year boom. Second, profits of publicly traded companies decreased in 1994 compared to 1993. Third, the inflation rate increased, causing the Bank of Israel to impose higher interest rates. Finally, Israel enacted a capital gains tax in November 1994 on profits from the sale of shares of publicly traded companies. Although the capital gains tax became effective on January 1, 1995, the Israeli government decided later that month to repeal the tax.

     The amount of capital raised on the Tel Aviv Stock Exchange in 1994 reached NIS 5.4 billion, compared with a record NIS 9.8 billion raised in 1993. Over half of the total amount raised came from share offerings made during the first four months of 1994, and represented the end of the wave of stock offerings in 1993. Of the total amount raised, NIS 3.8 billion came from share offerings and private placements by 177 companies, of which 82 were initial public offerings. An additional NIS 1.6 billion was raised from the exercise of options for publicly traded securities.

     Plans to continue the privatization of government companies in 1994 were stalled by the recession in the capital market. The government realized only NIS 600 million in proceeds from privatization in 1994, compared to approximately NIS 3.3 billion in 1993.

Item 2.   PROPERTIES
-------   ----------

          None.

Item 3.   LEGAL PROCEEDINGS
-------   -----------------

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None.


Executive Officers of the Registrant
------------------------------------
                                                Date First
                                                Elected to

Name                     Age    Position          Office
----                     ---    --------        ----------

Frank J. Klein(a)        52     President       Jan. 1995

James I. Edelson(b)      38     Executive       Feb. 1992
                                Vice President,
                                Secretary and
                                General Counsel

William Gold(c)          57     Treasurer       Feb. 1992


          Officers are elected for a one-year term at the Annual Meeting of Directors scheduled in May or June of each year.

     (a)  Mr. Klein served as Executive Vice President of the
          Company from November 1977 to November 1991 and as Treasurer of the Company from May 1980 to November 1991. For more than 20 years prior to 1995, Mr. Klein was an officer of Israel Discount Bank of New York ("IDBNY"), serving as Executive Vice President of IDBNY from December 1985 to December 1994.

     (b)  Mr. Edelson is also U.S. Resident Secretary of IDB
          Holding. Prior to joining the Company, from August 1988 to January 1992, Mr. Edelson was associated with the law firm of Proskauer Rose Goetz & Mendelsohn, New York, New York.

     (c)  Mr. Gold was Secretary and Assistant Treasurer of the
          Company from August 1970 to February 1992.

                              PART II
                              -------

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------   ----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     (a) From January 1, 1993 until January 19, 1993, shares of the Company's Common Stock traded on the American Stock Exchange Composite Tape under the trading symbol ("IEC"). On January 19, 1993, shares of the Company's Common Stock began trading on the New York Stock Exchange under the same trading symbol. At the same time, trading of the Company's Common Stock on the American Stock Exchange was discontinued. The range of high and low sales prices of the Company's Common Stock for each of the fiscal quarters during the last two fiscal years as reported on the American Stock Exchange Composite Tape until January 19, 1993 and as reported on the New York Stock Exchange Composite Tape from January 19, 1993 are set forth below.

               1993                High                Low
               ----                ----                ---

          First Quarter          $30-7/8             $24-1/4
          Second Quarter          27-1/4              22-3/8
          Third Quarter           34-1/4              22-3/4
          Fourth Quarter            34                28-1/4


               1994                High                Low
               ----                ----                ---

          First Quarter          $34-3/4             $27-1/4
          Second Quarter          30-5/8              23-3/8
          Third Quarter           30-1/2              23-1/8
          Fourth Quarter          29-3/8              24-1/2


     On March 24, 1995 the closing price of the Company's Common Stock on the New York Stock Exchange was $24.375 per share.

     (b) As of March 24, 1995 there were 2,566 shareholders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
------- ------------------------------------

    The following selected consolidated financial data for the years ended December 31, 1994, 1993 and 1992, and at December 31, 1994 and 1993, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP, each independent public accountants, as indicated in their report included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1991 and 1990, and at December 31, 1992, 1991 and 1990, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP.



                                           1994      1993      1992      1991      1990
                                           ----      ----      ----      ----      ----
                                          (In thousands of dollars except for per share
                                          amounts which are in dollars adjusted  for a
                                          two-for-one stock split in the form of a stock
                                          dividend effected on February 25, 1992 and except
                                          for the number of shares which are in thousands
                                          of shares adjusted for such stock split.)
     Income from:
       Equity in net income of
       Affiliated Companies              $25,338   $ 33,542  $ 30,301  $ 25,899  $ 21,954

     Total Revenues                       47,745     65,181    60,354    43,205    34,538

     Net Income*                          32,566     41,970    33,106    22,099    18,592

     Net Income per Common Share*          1.73       2.24      1.89      1.40      1.22

     Weighted Average Number of
     Outstanding Common Shares            18,759     18,759    17,509    15,733    15,164

     Total Assets                        383,691    347,873   314,592   233,905   210,629

     Total Liabilities                    42,223     40,636    37,925    27,979    27,968

     Shareholders' Equity                341,468    307,237   276,667   205,926   182,661

     Common Shareholders' Equity
     per Common Share                     18.20      16.38     14.75     13.07     11.64

     Number of Outstanding Common
     Shares at the End of Each Year       18,759     18,759    18,759    15,759    15,691

* Net income for 1993 is after the cumulative effect of a change in accounting for income taxes of $(1,173,713) or $(.06) per share of Common Stock. Net income for 1994 is after the cumulative effect of a change in accounting for marketable securities of $2,472,879 or $.13 per share of Common Stock.

No dividends were paid during the last five years.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Results of Operations
----------------------

Year Ended December 31, 1994
     Compared to Year Ended December 31, 1993

          Consolidated net income was $32.6 million in 1994 compared to $42.0 million in 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies, in net gain on issuance of shares by Affiliated Companies and in net gain on sales of investments. The reduction attributable to these factors was partially offset by a reduced provision for income taxes and by the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994 (which increased consolidated net income for 1994 by a cumulative effect adjustment of approximately $2.5 million, net of taxes ($3.8 million before taxes), offset in part by a reduction in revenues in 1994 of approximately $2.6 million for changes in market value of marketable securities). PEC's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993 reduced consolidated net income in 1993 by a cumulative effect adjustment of approximately $1.2 million.

          Equity in net income of Affiliated Companies for 1994 was $25.3 million compared to $33.5 million for 1993. This decrease reflected PEC's reduced equity in net income in 1994 in respect of some of PEC's Affiliated Companies, principally El-Yam, Scitex and Tefron, and the absence of net income in respect of C.I.D.L. Inc. ("CIDL"), an Affiliated Company until PEC sold its equity interest in CIDL in November 1993. The reduction in equity in net income in respect of Tefron and CIDL primarily reflected the effects of events that occurred in 1993--PEC's elimination of reserves in 1993 for Tefron, which increased equity in net income of Affiliated Companies in 1993 by the amount of the reserves, and the gain realized by CIDL in 1993 upon the sale of its sole asset. See Results of Operation - Year Ended December 31, 1993 Compared to Year Ended December 31, 1992. The reduction in PEC's equity in net income of Affiliated Companies also reflected losses in respect of other Affiliated Companies, particularly CellCom (start up losses), RDC (losses from holdings in early stage companies), and RTS and RPA (losses and additional provisions for these holdings). The reduction attributable to these factors was partially offset by PEC's increased equity in net income in respect of certain other Affiliated Companies, particularly Super-Sol, Bulk Trading (which had a loss in 1993) and Caniel and by PEC's reduced loss in respect of Adir.

          PEC's equity in net income of Affiliated Companies decreased in 1994 by approximately $2.7 million because the substantial decline in 1994 in prices of publicly traded securities in Israel reduced the net income of certain of PEC's Affiliated Companies, principally Property & Building and Tambour, which had invested a portion of their liquid funds on a short term basis in publicly traded Israeli mutual funds and equity securities pending permanent utilization in their businesses.

          PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $7.1 million for 1994 compared to approximately $11.5 million for 1993. Approximately $5.9 million of PEC's net gain on issuance of shares by Affiliated Companies for 1994 resulted from the exercise in February 1994 of all the then outstanding one year options to purchase ordinary shares of Tambour and approximately $500,000 of such net gain resulted from Lego's initial public offering in Israel in January 1994. The net gain on issuance of shares by Affiliated Companies for 1993 resulted principally from Tambour's sale in February 1993 of ordinary shares and one and two year options to purchase ordinary shares in an initial public offering in Israel and the subsequent exercise of some of those options, from Gilat Satellite's sale in April 1993 of ordinary shares in an initial public offering in the United States and from Mul-T-Lock's sale in January 1993 of ordinary shares in a private placement.

          The net loss on sales of investments for 1994 of approximately $200,000 resulted from losses on PEC's sale of marketable securities of U.S. companies and marketable bonds of the U.S. Government and of a U.S. Government sponsored corporation. The net loss attributable to these factors was partially offset by a gain from PEC's sale of a small portion of the shares of Maxima. PEC's net gain on sales of investments for 1993 of approximately $4.1 million resulted from PEC's sale of 30% of the shares of Tefron, PEC's sale of marketable securities of U.S. companies and PEC's sale of a small portion of the shares of Maxima.

          PEC's interest and dividend income increased in 1994 by approximately $200,000 compared to 1993 because of an increase of approximately $400,000 in dividend income from PEC's nonvoting preferred stock of IDBNY in 1994 compared with 1993. Although the amount of liquid assets decreased in 1994 compared to 1993 (approximately $75 million at the beginning of, and approximately $42.7 million at the end of, 1994 compared to approximately $87 million at the beginning of, and approximately $75 million at the end of, 1993), such decrease did not significantly affect PEC's interest and dividend income for 1994, excluding PEC's dividend income from its nonvoting preferred stock of IDBNY, compared to such income for 1993 primarily because of higher interest rates.

See "Liquidity and Capital Resources". The amount of liquid assets was reduced principally because of the purchase of equity securities of new and existing Affiliated Companies and other Israeli companies and long term loans made to Affiliated Companies, principally CellCom.

          The decrease in other income for 1994 reflected principally reduced fees for management services compared with 1993.

          General and administrative expenses for 1994 decreased compared to 1993 due in part to the write-off of deferred American
Stock Exchange listing fees for PEC's common stock during 1993 and to reduced provisions for employee pension expenses.

          The provision for income taxes in 1994 decreased to $1.2 million from $7.6 million in 1993. As described in Note 2 to the Notes to Consolidated Financial Statements, PEC provides deferred income taxes on undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control (the "Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. PEC's provision for income taxes decreased for 1994 compared with 1993 primarily because of the decrease in income before income taxes for 1994 compared with 1993. The provision for income taxes as a percentage of income before income taxes decreased in 1994 compared with 1993 principally because of an increase in 1994 in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies to net income and because of an increase of approximately $800,000 in the provision for income taxes in 1993 as a result of the increase in August 1993 in the U.S. federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. The provision for income taxes in 1993 reflected a capital loss for tax purposes that PEC realized upon its sale of 30% of the shares of Tefron in September 1993, which reduced PEC's provision for income taxes in 1993 by approximately $1.9 million.

Year Ended December 31, 1993
     Compared to Year Ended December 31, 1992

          Consolidated net income increased to $42.0 million in 1993 from $33.1 million in 1992. The increase in consolidated net income in 1993 as compared to 1992 resulted primarily from increases in PEC's equity in net income of Affiliated Companies and in net gain on sales of investments and a decrease in the provision for income taxes. The increase attributable to these factors was partially offset by a decrease in other income and by the effect of PEC's adoption of SFAS 109.

          PEC's equity in net income of Affiliated Companies in 1993 increased to $33.5 million from $30.3 million in 1992. The increase in equity in net income of Affiliated Companies for 1993 reflects PEC's elimination of approximately $2.2 million of reserves for Tefron that PEC determined were no longer required, PEC's recognition of approximately $1.7 million of equity in net income of CIDL resulting from CIDL's sale of all of its shares of F.I.B.I. Holding Company Limited, its sole asset, and improved results of some of PEC's Affiliated Companies, principally El-Yam, Property & Building, Super-Sol and Gilat Satellite. These increases were partially offset by reduced earnings of certain other Affiliated Companies, principally Scitex, DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel), Tambour and Elron and by losses in respect of Adir, RTS and Bulk Trading.

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

          The provision for income taxes in 1993 decreased to $7.6 million from $13.2 million in 1992. The reduced provision for income taxes in 1993 is primarily attributable to an increase in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies to net income in 1993 compared to 1992, including the $8.5 million gain on issuance of shares by Tambour.

          In addition, PEC's provision for income taxes decreased in 1993 as compared to 1992 as a result of PEC's sale of 30% of the shares of Tefron in 1993. Although PEC had no carrying value for its interest in Tefron prior to the sale because the carrying value of its interest in Tefron had previously been reduced as a result of PEC's recognition of Tefron's losses, the basis of PEC's interest in Tefron for tax purposes prior to the sale was the cost of such interest. Upon PEC's sale of 30% of the shares of Tefron, PEC recognized all of the proceeds of such sale as net gain, but for tax purposes PEC realized a capital loss which reduced PEC's provision for income taxes by approximately $1.9 million. As discussed in Note 4 to the Notes to the Consolidated Financial Statements, the foregoing reductions in the provision for income taxes were partially offset by an increased provision for income taxes of approximately $800,000 as a result of the increase in 1993 in the United States federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. Approximately $688,000 of this increased provision relates to an additional deferred tax provision as of January 1, 1993.

          Effective on January 1, 1993, PEC adopted SFAS 109, which increased PEC's deferred tax liability by approximately
$1.2 million. As discussed in Note 2 to the Notes to the Consolidated Financial Statements, this increased liability has been recorded through PEC's income statement and reported as a cumulative effect of a change in accounting principle.

Shareholders' Equity
--------------------

          As discussed above and in Note 2 to the Notes to the Consolidated Financial Statements, PEC adopted SFAS 115 effective on January 1, 1994. The effect of adopting SFAS 115 for securities classified as "available-for-sale securities" was to increase shareholders' equity, net of taxes, by approximately $3.8 million as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of December 31, 1994 was approximately $2.8 million.

          As discussed in Note 2 to the Notes to the Consolidated Financial Statements, commencing in 1993, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". During 1994, although the consumer price index in Israel rose by 14.5%, the New Israel Shekel (the "NIS") was devalued by less than 1% against the dollar. As of December 31, 1994, the Cumulative Translation Adjustment reduced shareholders' equity by $13.1 million compared to $11.6 million at the end of 1993. During 1993, the NIS was devalued 8% against the dollar, of which approximately 60% of devaluation for the entire year occurred in the fourth quarter of 1993. As of December 31, 1993, the effect on shareholders' equity was a decrease of approximately $11.6 million.

Liquidity and Capital Resources
-------------------------------

          As of December 31, 1994, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable bonds and a limited partnership interest which PEC sold on January 31, 1995) totaled approximately $42.7 million. As discussed in Note 6 to the Notes to the Consolidated Financial Statements, as of the end of 1994 PEC had commitments to make capital contributions or loans of up to approximately $20.7 million to existing Affiliated Companies. For the year ended December 31, 1994, PEC received cash dividends and interest totaling $8.4 million (including $4.8 million of dividends received from the Affiliated Companies), which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

          During 1994, PEC generated a total of $24.2 million of liquid funds, of which $11.2 million was realized from the sale of marketable securities of U.S. companies, $10.6 million was generated from the collection of notes, loans and U.S. Government and State obligations, $2 million was generated from the sale of a partnership interest and $400,000 was generated from the sale of securities of Affiliated Companies.

          During 1994, PEC purchased equity and debt securities of new and existing Affiliated Companies for approximately $34.0 million. The new Affiliated Companies, and PEC's purchase price for their securities, include CellCom - $8.3 million (represented by notes of CellCom), Delek - $4.9 million, Liraz - $2.4 million, The Renaissance Fund LDC - $2.2 million and Sano Dispec -

$200,000. The existing Affiliated Companies in which PEC purchased securities in 1994 and the purchase price for such securities consist primarily of Elron - $7.4 million, DEP Technology Holdings Ltd., the holding company for PEC's interest in RDC - $1.5 million (represented by notes of DEP), Nice - $1.3 million, Tambour - $1.2 million, Gemini - $1 million, Scitex - $800,000 and Tel-Ad - $460,000 (represented by notes of Tel-Ad). During 1994, PEC purchased marketable securities of U.S. companies for approximately $11.2 million and paid taxes of approximately $1.6 million.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

          This item commences on the following page.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

          None.

HAFT & GLUCKMAN                                      ARTHUR ANDERSEN LLP
CERTIFIED PUBLIC ACCOUNTANTS LLP







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Shareholders and Board of Directors of PEC Israel Economic Corporation:



We have audited the accompanying consolidated balance sheets of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and equity in net income of $224.8 million and $25.3 million, respectively, of the consolidated totals as of and for the year ended December 31, 1994, of $154.9 million and $25.9 million, respectively, of the consolidated totals as of and for the year ended December 31, 1993, and equity in net income of $21.8 million of the consolidated total for the year ended December 31, 1992. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective January 1, 1993, and the Company changed its method of accounting for marketable securities effective January 1, 1994.







HAFT & GLUCKMAN LLP                          ARTHUR ANDERSEN LLP


New York, New York
March 30, 1995

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                DECEMBER 31,
                                                ------------
                                            1994            1993
                                           -----           -----
ASSETS
------

CASH AND CASH EQUIVALENTS               $ 20,736,416   $ 42,665,957

INVESTMENTS (Note 3)                     349,623,830    292,484,875

ASSETS OF GENERAL ENGINEERS
  LIMITED (Note 2)                         9,018,224      8,722,142

OTHER ASSETS                               4,312,494      4,000,416
                                         -----------    -----------
     Total assets                       $383,690,964   $347,873,390
                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Liabilities of General Engineers
    Limited (Note 2)                    $  5,262,094   $  5,484,976
  Deferred income taxes (Notes 2 and 4)   31,702,309     30,214,359
  Other liabilities                        5,258,196      4,937,184
                                         -----------     ----------

     Total liabilities                    42,222,599     40,636,519
                                         -----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 6)
--------------------------------------

SHAREHOLDERS' EQUITY (Notes 2 and 5):
  Common stock, $1.00 par value,
    40,000,000 shares authorized in
    1994 and 30,000,000 shares
    authorized in 1993, 31,952,180
    shares issued in 1994 and
    18,758,588 shares issued in 1993
    and 18,758,588 shares outstanding
    in 1994 and 1993                      31,952,180     18,758,588
  Class B preferred stock, no par
    value, 544,514 shares authorized
    in 1994 and 1993, none issued in
    1994 and 1993                             -              -
  Additional paid-in capital              99,612,887     99,257,071
  Unrealized gain on marketable
    securities, net                        2,845,350         -
  Cumulative translation adjustment      (13,114,003)   (11,578,060)
  Retained earnings                      233,365,543    200,799,272
                                         -----------    -----------

                                         354,661,957    307,236,871
  Treasury Stock, 13,193,592
   shares                                (13,193,592)        -
                                         -----------    -----------

     Total Shareholders' Equity          341,468,365    307,236,871
                                         -----------    -----------

     Total liabilities and
      shareholders' equity              $383,690,964   $347,873,390
                                         ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                    Years Ended December 31,
                                    ------------------------
                                   1994        1993          1992
                                  -----       -----         -----
REVENUES:

  Interest and dividends      $ 3,574,485  $ 3,369,109  $ 3,556,626
  Equity in net income of
   Affiliated Companies
   (Note 3)                    25,337,908   33,541,985   30,301,198
  Net gain on issuance of
   shares by Affiliated
   Companies                    7,091,593   11,451,371   11,291,327
  Revenues of General
   Engineers Limited (Note 2)  14,213,000   11,955,987   11,826,517
  Net (loss) gain on sales
   of investments (Note 2)       (241,623)   4,081,204    1,986,788
  Change in market value of
   marketable securities       (2,627,640)       -            -
  Other                           397,640      781,430    1,391,165
                               ----------   ----------   ----------
                               47,745,363   65,181,086   60,353,621
                               ----------   ----------   ----------
EXPENSES:

  General and administrative    2,952,382    3,262,279    2,833,881
  Cost of sales and expenses
   of General Engineers
   Limited (Note 2)            13,530,333   11,224,283   11,238,017
                               ----------   ----------   ----------

                               16,482,715   14,486,562   14,071,898
                               ----------   ----------   ----------
  Income before income
   taxes and cumulative
   effect of accounting
   changes                     31,262,648   50,694,524   46,281,723

  Income Taxes (Note 4)         1,169,256    7,550,950   13,175,631
                               ----------   ----------   ----------

  Income before cumulative
   effect of accounting
   changes                     30,093,392   43,143,574   33,106,092

  Cumulative effect of
   changes in accounting for:
     Marketable securities
      (Note 2)                  2,472,879       -             -
     Income taxes (Note 2)         -        (1,173,713)       -
                               ----------   ----------   ----------

  Net income                  $32,566,271  $41,969,861  $33,106,092
                               ==========   ==========   ==========

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (continued)



                                      Years Ended December 31,
                                      ------------------------
                                    1994         1993        1992
                                   -----        -----       -----


  Earnings per common share
   before cumulative effect
   of accounting changes       $    1.60   $     2.30  $     1.89


  Cumulative effect on
   earnings per common share
   of changes in accounting for:
    Marketable securities           0.13           -           -
    Income taxes                      -         (0.06)         -

  Earnings per common           --------     --------    --------
   share (Note 5)              $    1.73    $    2.24   $    1.89
                                ========     ========    ========














The accompanying notes are an integral part of these consolidated financial statements.


                                                       PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                                       ------------------------------------------------
                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 5)
                                                   --------------------------------------------------------
                                                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                     ----------------------------------------------------


                                                           Unrealized Gain  Cumulative
                                      Common      Paid-in   On Marketable   Translation   Retained        Treasury
                                      Stock       Capital    Securities     Adjustment    Earnings         Stock          Total
                                      -----       -------    ----------   ----------      --------         -----          -----
Balance, January 1, 1992           $15,758,588  $64,443,910  $    -       $     -       $125,723,319   $     -        $205,925,817

Common stock issued                 3,000,000    34,641,340       -             -              -             -          37,641,340

Paid-in capital of
 Affiliated Companies                   -            (6,298)      -             -              -             -              (6,298)
Net income                              -            -            -             -         33,106,092         -          33,106,092
                                    ----------   ----------   ---------     ----------   -----------    -----------    -----------


Balance, December 31, 1992          18,758,588   99,078,952       -             -        158,829,411         -         276,666,951

Paid in capital of
 Affiliated Companies                   -           178,119       -             -              -             -             178,119

Cumulative translation
 adjustment                             -            -            -        (11,578,060)        -             -         (11,578,060)

Net income                              -            -            -             -         41,969,861         -          41,969,861
                                    ----------   ----------   ---------    -----------   -----------    -----------    -----------



Balance, December 31, 1993          18,758,588   99,257,071       -        (11,578,060)  200,799,272         -         307,236,871

Cumulative effect of change in
 accounting for available-for-sale
 equity securities, net of tax
 (Note 2)                               -            -        3,790,603         -              -             -           3,790,603

Paid in capital of
 Affiliated Companies                   -           355,816       -             -              -             -             355,816

Change in market value for
 available-for-sale equity
 securities, net of tax                 -            -         (945,253)        -              -             -            (945,253)
Issuance of 13,193,592
 new common shares in
 exchange for 13,193,592
 common shares                      13,193,592       -            -             -              -        (13,193,592)        -

Cumulative translation
 adjustment                             -            -            -         (1,535,943)        -             -          (1,535,943)
Net income                              -            -            -             -         32,566,271         -          32,566,271
                                    ----------   ----------   ---------    -----------   -----------    -----------    -----------


Balance, December 31, 1994         $31,952,180  $99,612,887  $2,845,350   $(13,114,003) $233,365,543   $(13,193,592)  $341,468,365
                                    ==========   ==========   =========    ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                               - 6 -

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                     Years Ended December 31,
                                     ------------------------
                                 1994         1993           1992
                                ------       ------         ------

Cash Flows From Operating
 Activities:
  Net income                 $ 32,566,271  $ 41,969,861  $ 33,106,092
  Adjustments to reconcile
   net income to net cash
   (used in) provided by
    operating activities -
     Cumulative effect of
     changes in accounting for:
      Income taxes                 -          1,173,713        -
      Marketable securities    (2,472,879)       -             -
     Change in market value of
      marketable securities     2,627,640        -             -
     Purchase of marketable
      securities              (16,398,296)       -             -
     Proceeds from sale of
      marketable securities    11,155,477        -             -
     Equity in net income
      of Affiliated
      Companies               (25,337,908)  (33,541,985)  (30,301,198)
     Loss (gain) on sales of
      investments                 241,623    (4,081,204)   (1,986,788)
     Loss (gain) on invest-
      ment in partnerships        374,762       542,844    (1,130,454)
     (Income) loss of
      consolidated subsidiaries  (892,667)   (1,255,724)       42,548
     Amortization of premiums
      (discounts) on
      receivables, net            130,168       208,272       (15,730)
     Net gain on issuance
      of shares by Affiliated
      Companies                (7,091,593)  (11,451,371)  (11,291,327)
     Dividends from
      Affiliated Companies      4,831,736     5,298,806     7,722,927
     Increase in other
      assets                     (119,927)     (639,145)     (682,545)
     Provision for deferred
      income taxes               (500,267)    5,250,466     8,750,402
     Increase (decrease)
      in other liabilities         70,042       630,238    (3,616,870)
     Write-off of deferred
      charges                        -          110,457         -
                               ----------   -----------    ----------
     Net cash (used in)
      provided by operating
      activities             $   (815,818) $  4,215,228   $   597,057
                              -----------   -----------    ----------

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (continued)

                                     Years Ended December 31,
                                     ------------------------
                                 1994         1993           1992
                                ------       ------         ------

Cash Flows From Investing
 Activities:

 Purchase of U.S. Government
  and state obligations    $     -        $(16,660,422)  $     -
 Collection of U.S.
  Government and state
  obligations                10,495,505      2,616,845         -
 Purchases of notes
   receivable                   (62,011)    (1,370,518)      (212,642)
 Collection of capital
   notes and loans
   receivable                    97,522      4,172,522         95,233
 Proceeds from sales of
   equity interests           2,399,735     18,233,803     13,704,030
 Purchase of equity
   interests                (34,044,474)   (34,581,590)   (20,799,406)
                            -----------    -----------     ----------

       Net cash used in
         investing
         activities         (21,113,723)   (27,589,360)    (7,212,785)
                            -----------    -----------     ----------

Cash Flows From Financing
 Activities:
  Proceeds from issuance
   of common stock               -              -          37,641,340
                            -----------    -----------     ----------
       Net cash provided
         by financing
         activities              -              -          37,641,340
                            -----------    -----------     ----------

       Net (decrease)
         increase in
         cash and cash
         equivalents        (21,929,541)   (23,374,132)    31,025,612

Cash and Cash Equivalents,
  beginning of year          42,665,957     66,040,089     35,014,477
                            -----------    -----------     ----------

Cash and Cash Equivalents,
  end of year              $ 20,736,416   $ 42,665,957   $ 66,040,089
                            ===========     ==========     ==========

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (continued)






                                     Years Ended December 31,
                                     ------------------------
                                 1994         1993           1992
                                ------       ------         ------




Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the
     year for income taxes   $1,576,871    $2,041,263    $7,953,546
    Non-cash investing
     activities-
       Purchase of invest-
        ments on account          -            -          4,316,000
       Balance of funds
        pending receipt on
        sale of investments       -            -            156,000
       Exchange of shares of
        Tefron                    -          859,323          -












The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




1.   THE COMPANY
     -----------

PEC Israel Economic Corporation and subsidiaries (the "Company") organizes, acquires interests in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. The Company is a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group Companies". As of December 31, 1994, IDB Development owned approximately 70.3% of the Company's outstanding common stock. For additional discussion, see Notes 3(e) and 5.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------


Investments
-----------

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

The Company consolidates its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. General Engineers Limited, a wholly

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
------------------------------------------

owned Israeli subsidiary of the Company, sells various types of equipment in Israel, especially power generation equipment. Its assets, liabilities, and operations are grouped and presented separately in the accompanying consolidated financial statements.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994, for securities classified as "trading securities" was an increase in net income of $2,472,879, net of taxes ($3,804,429 before taxes), or $0.13 per share, which increase is reported separately in the accompanying consolidated statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for-sale securities" was an increase in shareholders' equity of $3,790,603 as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1994, the unrealized loss, net of taxes, from those securities included in shareholders' equity as of December 31, 1994 was $945,253. The consolidated balance sheet as of December 31, 1993, included in investments marketable securities (classified as either "trading securities" or "available for sale securities") with a market value before taxes of $32 million and a cost of $24.1 million. For 1993 and 1992, these investments are carried at the lower of aggregate cost or market. Costs of marketable equity securities, excluding Affiliated Companies, are determined on a specific identification basis in calculating gains or losses.

Foreign Currency Translations
-----------------------------

Two foreign subsidiaries and several Affiliated Companies prepare their primary financial statements in their local currency, the New Israel Shekel ("NIS"), in accordance with generally accepted accounting principles in Israel, which require financial statements

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
------------------------------------------

Foreign Currency Translations
-----------------------------

to be adjusted for the effects of inflation in Israel. For purposes of the Company's financial statements, these subsidiaries and Affiliated Companies provide financial information, which for 1994 and 1993 is in the local currency and for 1992 is in U.S. dollars, prepared in accordance with United States generally accepted accounting principles.

During 1993, it was determined that the economy of the State of Israel should no longer be considered "highly inflationary" under the guidelines of Statement of Financial Accounting Standards No. 52. Accordingly, NIS financial information is prepared by subsidiaries and Affiliated Companies whose "functional currency" is the local currency based on their dollar balances as of December 31, 1992 and reflecting their activity during 1994 and 1993 in NIS, which is then translated based on exchange rates at year-end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of shareholders' equity under the caption "Cumulative Translation Adjustment". Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining income or loss. If the NIS is devalued against the dollar, such cumulative translation adjustments are likely to result in reductions of shareholders' equity. This change in the accounting of the functional currency does not affect Affiliated Companies whose "functional currency" is the dollar, as their accounting continues as described in the following paragraph.

Prior to 1993, and for Affiliated Companies whose functional currency is the U.S. dollar, assets and liabilities of foreign subsidiaries and Affiliated Companies were and are translated using year-end exchange rates, except for property and equipment, inventory and certain investment and equity accounts which are translated at exchange rates prevailing on the dates of acquisition. Revenues and expenses are translated primarily at the exchange rates in effect at the time of the relevant transactions and partially at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates are translated on the same basis as the related asset. Translation differences are included in the determination of income for the year.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
------------------------------------------

Provision for Income Taxes
--------------------------

The provision for income taxes is based on revenues and expenses reported for financial statement purposes. Deferred taxes arise from the different treatment of certain items for tax and financial statement reporting purposes, which result primarily from equity in the net income of, and net gain on issuance of shares by, Affiliated Companies and the change in market value of marketable securities in accordance with SFAS 115. The balance of deferred income taxes at December 31, 1994 was approximately $32 million. The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

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

Deferred income taxes of approximately $51 million have not been accrued on the Company's temporary differences, totaling approximately $145 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group Companies and two other companies in which the IDB Group Companies have effective control. Such amounts are currently expected to be permanently reinvested in these companies.

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassification
----------------

Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the 1994 presentation.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



3.   INVESTMENTS
     -----------

Certain information about the Company's investments follows
(in thousands):


                                         December 31,
                            ---------------------------------------
                                    1994               1993
                            ------------------- -------------------
                            Percentage Carrying Percentage   Carrying
                              Owned     Value     Owned       Value
                            ---------- -------- ----------   --------
Affiliated Companies:
Tambour Ltd.(a)(i)             42%      $ 54,495    45%      $ 39,874
Scitex Corporation Ltd.
     (b)(i)                     6%        47,113     6%        43,974
Super-Sol Ltd.(c)(i)           19%        38,243    19%        33,362
Property and Building
     Corporation Ltd.
     (d)(i)                    31%        35,510    31%        31,614
Elron Electronic
     Industries Ltd.
     (f)(g)(i)                 13%        29,638    11%        18,372
El-Yam Ships Ltd.
     (e)(f)                    10%        23,808    10%        21,587
Caniel-Israel Can
     Company Ltd.(f)(i)        29%        13,683    28%        11,600
Klil Industries Ltd.
     (f)(i)                    15%        10,668    15%         9,642
Mul-T-Lock Ltd.(f)(g)(i)       14%         5,860    14%         5,001
CellCom Israel Ltd.* (f)
     See Note 6(c)             10%         6,633     -            -
Gilat Satellite Networks
     Ltd. (f)(g)(i)            10%         4,009    10%         3,455
DIC and PEC Cable TV Ltd.(f)
     See Note 6(a)             49%         3,154    49%         2,573
Lego Irrigation Ltd.(f)(g)(i)  13%         2,768    16%         2,335
Electronics Line (E.L.)
     Ltd.(f)(i)                14%         2,403    14%         2,494
Nice Systems Ltd. (i)          10%         2,385     6%         1,712
Liraz Systems Ltd. (f)(i)       9%         2,376     -            -
DEP Technology Holdings
     Ltd.*(f) See Note 6(f)    33%         1,953    33%         1,171

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                          December 31,
                            ---------------------------------------
                                    1994               1993
                            ------------------- -------------------
                            Percentage Carrying Percentage   Carrying
                              Owned     Value     Owned       Value
                            ---------- -------- ----------   --------

Maxima Air Separation
     Center Ltd. (f)(i)        12%     $   1,938    12%     $   1,770
Gemini Israel Fund L.P.
     See Note 6(h)             11%         1,765    11%           780
Gilat Communication
     Engineering 1990
         Ltd. (f)              13%           747    11%           264
Tel-Ad Jerusalem Studios
     Ltd.* (f) See Note 6(b)   12%           460     -            240
Tefron Ltd. (g)                13%           259    13%           312
Sano Dispec Development
     Ltd.                      25%           226     -             -
Adir International
     Communications Services
     Ltd.(f)                   25%           221    25%            62
Camdev Ltd.(f)                 26%           139    26%           175
Logal Educational Software
     and Systems, Ltd. (f)      6%            95     8%           113
Sign-On Computer
     Communications Services
     Ltd. (f)                  13%            79    13%            83
Bulk Trading Corporation
     Ltd.** (f)                50%            -     50%            -
RPA Leasing Inc.**             25%            -     25%            -
RTS Telecommunications
     Services Ltd.**           15%            -     15%            -
Tius Elcon Ltd.                13%            -     13%           300
                                       ---------            ---------
                                       $ 290,628            $ 232,865
                                       ---------            ---------

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                          December 31,
                            ---------------------------------------
                                    1994               1993
                            ------------------- -------------------
                            Percentage Carrying Percentage   Carrying
                              Owned     Value     Owned       Value
                            ---------- -------- ----------   --------


Other:
  Israel Discount Bank
    of New York (j)                     $ 26,965             $ 26,965
  "Delek"-The Israel Fuel
    Corp. Ltd. (k)                         5,407                   -
  Renaissance Fund LDC  See Note 6(j)      2,164                   -
  Lipman Electronic
    Engineering Ltd.                       1,688                1,688
  Advent Israel Limited
    Partnership  See Note 6(i)               333                  154
  MacPell Industries, Ltd.                   180                  502
  Other long-term investments                128                  307
                                       ----------            ---------
                                        $ 36,865             $ 29,616
                                       ==========            =========
  Investment in limited
   partnerships                            5,207                7,598
  Notes receivable                           369                2,398
  U.S. Government and State
   obligations                             3,098               11,833
  Investments in marketable
   securities                             13,457                8,175
                                       ----------            ---------
                                        $349,624             $292,485
                                       ==========            =========

 *Included in the carrying values are the following loans to
  Affiliated Companies (in thousands):
                                                      December 31,
                                                 -----------------------
                                                     1994         1993
                                                  ---------     --------
  CellCom Israel Ltd.                               $6,633       $   -
  DEP Technology Holdings Ltd.                       1,953        1,171
  Tel-Ad Jerusalem Studios Ltd.                        460           -

 **Negative equity of $228,000 in Bulk Trading and $1,150,000 in RPA
   Leasing and RTS Telecommunications is included in other liabilities.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------





Information about certain Affiliated Companies follows:

    (a) Tambour Ltd. ("Tambour") is Israel's largest paint producer. Summarized financial information for Tambour follows (in thousands):
                                                December 31,
                                         --------------------------
                                           1994     1993      1992
                                         -------  --------  --------

           Current assets               $ 96,506  $ 81,059  $ 58,288
           Total assets                  154,562   114,335    78,630
           Current liabilities            18,877    17,424    20,462
           Shareholders' equity          128,986    95,609    56,713
           Revenue                       123,060   127,046   124,435
           Income before taxes on
             income                       22,549    24,327    27,129
           Net income                     19,618    17,446    15,908



           In February 1993, Tambour completed a public offering of ordinary shares and one and two year options to purchase ordinary shares in Israel. Such shares are traded on the Tel Aviv Stock Exchange. The sale of shares and options raised approximately $27 million of capital for Tambour. As a result of the offering and subsequent exercises of certain of the options, the Company's proportionate share in Tambour decreased from 50% to 44.9%, and the Company realized a gain of approximately $8.5 million in 1993.

           In February 1994, all of the then outstanding one year options were exercised and Tambour's capital rose by $20 million. As a result, the Company's proportionate share in Tambour decreased to 41%, and the Company realized a gain on issuance of shares by Tambour of approximately $5.9 million in 1994. In February 1995, all of the unexercised two-year options expired.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




(b) Scitex Corporation Ltd. ("Scitex") is a world leader in digital visual information communication for the graphic design, printing, publishing and video markets. Scitex develops, manufactures and markets a broad range of digital prepress, digital printing and digital video products. Summarized financial information for Scitex follows (in thousands):

                                               December 31,
                                       ----------------------------
                                        1994      1993      1992
                                      --------  --------  --------

       Current assets                 $759,259  $675,626  $620,214
       Total assets                    942,023   885,917   776,244
       Current liabilities             190,724   168,553   134,263
       Shareholders' equity            749,735   716,259   641,290
       Revenues                        704,138   622,760   549,697
       Income before taxes on income    79,320   106,221   146,021
       Net income                       63,750    94,339   122,375

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



(c) Super-Sol Ltd. operates one of the largest chains of supermarkets throughout Israel. Summarized financial information for Super-Sol Ltd. follows (in thousands):

                                             December 31,
                                      ----------------------------
                                        1994      1993      1992
                                      --------  --------  --------
       Current assets                 $181,160  $144,121  $126,949
       Total assets                    338,711   274,875   264,124
       Current liabilities             125,638    92,818    93,226
       Long-term debt                    6,699     5,506     4,160
       Shareholders' equity            201,458   175,301   164,568
       Income                          635,830   531,775   518,058
       Earnings before taxes            43,340    38,137    33,607
       Net earnings                     30,970    25,560    19,391

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(d) Property and Building Corporation Ltd. ("Property and Building") is one of the largest real estate holding and development companies in Israel. Summarized financial information for Property & Building follows (in thousands):

                                               December 31,
                                      ----------------------------
                                        1994     1993      1992
                                       ------- --------  --------

        Current assets*              $ 55,050  $ 65,182  $ 55,821
        Total assets                  230,689   204,885   178,968
        Current liabilities            38,975    31,447    13,987
        Long-term liabilities          22,917    23,097    26,119
        Shareholders' equity          115,971   101,388    95,922
        Income                         95,925    78,365    37,343
        Earnings before taxes
          on income                    30,705    27,304    25,032
        Net earnings                   15,868    15,229    10,121

        * Including building
          projects and inventories      9,754     9,458    21,457




(e) El-Yam Ships Ltd. ("El-Yam") is engaged, through subsidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grains, coal and iron ore, under charters for varying durations. El-Yam owns nonvoting preferred stock of Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY") representing substantially all of the equity in FHEY. As of December 31, 1994, FHEY owned 36.3% of the outstanding shares of IDB Holding. The Company owns approximately 10.1% of the voting common stock of FHEY.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


       IDB Holding, through IDB Development, has an equity interest in Clal (Israel) Ltd. ("Clal"), a publicly traded Israeli company. El-Yam's proportionate interest in Clal is approximately 8% and the Company's proportionate share is, therefore, approximately 0.8%. Prior to 1993, the Company's investment in Clal was carried at cost because of the inability to obtain the financial information in U.S. dollars in accordance with U.S. generally accepted accounting principles that was necessary in order to record the Company's share in the results of Clal on the equity basis. For 1993 and 1994, the results of Clal are included on the equity basis. El-Yam's auditors, in their report on the financial statements prepared for the Company's purposes, indicate that the investment prior to 1993 was carried at cost. In view of the Company's insignificant effective net ownership interest and based on information provided by Clal, management believes the effect on the Company's financial statements for 1992 is not material.

(f) The following summarized financial information represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided in the previous notes (in thousands):

                                             December 31,
                                       -------------------------
                                        1994     1993      1992
                                       -------  -------  -------

        Current assets                $ 51,385 $ 33,516 $ 28,722
        Total assets                   146,094  104,199   86,928
        Long-term debt                  17,613    7,758    9,558
        Shareholders' equity            92,854   74,468   53,701
        Revenue                         58,877   45,659   42,334
        Net income                       5,186    6,292    7,544

(g) Significant capital transactions during the three years ended December 31, 1994 that are not otherwise discussed in Note 3 are as follows:

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

        In September 1993, the Company sold 30% of the shares of Tefron Ltd. resulting in the Company realizing a gain from the sale of approximately $0.7 million. As a result of this sale, the Company eliminated a reserve of $2.2 million for Tefron Ltd. which was no longer required.

        In September 1993, the Company recognized a gain of approximately $1.7 million resulting from the sale by C.I.D.L., Inc. ("CIDL") of all of its shares of F.I.B.I. Holding Company Ltd. In October 1993, the Company sold all of its holdings in CIDL to the other shareholder of CIDL at its carrying value of such holdings.

        In January 1994, Lego Irrigation Ltd. sold ordinary shares in an underwritten initial public offering in Israel. As a result of the sale, the Company's share in Lego Irrigation Ltd. decreased from 16% to 13% and the Company realized a gain of approximately $500,000.

(h) The Company's equity in the net income of Affiliated Companies by major lines of business was as follows (in thousands):

                                                December 31,
                                         -------------------------
                                        1994       1993      1992
                                       ------     ------    ------

        High technology and
          communications               $ 1,056   $ 5,124    $10,430
        Industry                        12,180    13,855     11,095
        Construction and development     4,701     4,730      3,112
        Shipping, marketing and other    7,401     9,833      5,664
                                        -------  -------    -------
                                       $25,338   $33,542    $30,301
                                        =======  =======    =======

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




(i) Certain of the Affiliated Companies are publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The market values of the shares owned by the Company, based on the closing sale price on the principal market on which such shares are traded, were approximately $302 million and $499 million and their carrying values were approximately $251 million and $201 million at December 31,
       1994 and 1993, respectively.   The market value at March 26, 1995 of
       shares owned by the Company at December 31, 1994 was approximately $297 million.

(j) Pursuant to an exchange agreement entered into between the Company and Israel Discount Bank of New York ("IDBNY") in March 1992, the Company exchanged its common equity interest in IDBNY for nonvoting preferred shares of IDBNY. Israel Discount Bank Ltd. ("IDBL"), which owns all the shares of IDBNY other than those owned by the Company, has an option to acquire the nonvoting preferred shares from the Company at any time up to September 1995 for approximately $27 million. If IDBL at any time disposes of IDBNY common shares representing more than 75% of the equity or voting power in IDBNY, the Company has the right to require the purchase of the IDBNY nonvoting preferred stock held by the Company at a price equal to approximately $27 million.

       From January 1, 1992, the Company has accounted for its investment in IDBNY on the cost method. The preferred stock of IDBNY pays an annual preferred dividend equal to the preferred stock's share of IDBNY's net income for the year, based generally on the preferred stock's proportionate share of IDBNY's total shareholders' equity at the beginning of that year. For this purpose, the preferred stock constituted approximately 9.0%, 8.9% and 8.6% of the total shareholders' equity of IDBNY for the years that began on January 1, 1992, 1993 and 1994, respectively. Such preferred stock constitutes approximately 8.2% of such shareholders' equity for the year beginning on January 1, 1995. The Company recognizes such dividend income on a quarterly basis based upon IDBNY's net income for such quarter.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(k) As of December 31, 1994, the Company owned a 2% equity interest in "Delek" - The Israel Fuel Corporation Ltd. ("Delek") which it acquired in the summer of 1994 through market purchases on the Tel Aviv Stock Exchange, and Discount Investment owned a 26% equity interest in Delek. The Company classifies its equity interest in Delek as "available-for-
       sale securities".   Delek is not being accounted for under the equity
       method because Delek has been unable to provide the Company with its financial statements for the year ended December 31, 1994 prepared in accordance with United States generally accepted accounting principles. At March 26, 1995 and December 31, 1994 the market value of the Company's equity interest in Delek based on the closing price of Delek's shares on the Tel Aviv stock exchange was $5,463,622 and $5,407,345, respectively, and the cost of such equity interest was $4,907,956.

4. INCOME TAXES
   ------------

The U.S. and Foreign components of income before income taxes are as follows (in thousands):
                                    December 31,
                               -------------------------
                                1994     1993      1992
                               ------   ------    ------
       U.S.                    $ 4,176  $12,971   $13,400
       Foreign                  27,087   37,724    32,882
                               -------  -------   -------
                               $31,263  $50,695   $46,282
                               =======  =======   =======

Income tax expense is made up of the following components
(in thousands):
                                      December 31,
                               --------------------------
                                1994      1993      1992
                                ----      ----      ----
       Current:

         U.S.                 $   210   $   465   $ 1,663
         Foreign                1,459     1,836     2,764
       Deferred                  (500)    5,250     8,749
                               ------   -------    ------
                              $ 1,169   $ 7,551   $13,176
                              =======   =======    ======

Deferred income tax expense principally represents temporary differences related to equity in net income of, and gain on issuances of shares by, Affiliated Companies and to changes in the market value of marketable securities.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



INCOME TAXES - cont'd
------------


A reconciliation of income tax expense as reflected in the accompanying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):

                                                 December 31,
                                         ------------------------
                                          1994      1993     1992
                                         ------    ------   ------
       U.S. income taxes at statutory
         rates (35% for 1994,
         and 1993 and 34% for 1992)     $10,942   $17,743   $15,736
       Excess of taxes at statutory
         rates over taxes provided
         on equity in net income
         of, and net gain on
         issuance of shares by,
         Affiliated Companies            (9,364)  (10,080)   (4,227)
       Additional provision for
         deferred taxes relating
         to increase in statutory
         rate to 35%                        -         688       -
       Other                               (409)     (800)    1,667
                                        -------   -------   -------
                                        $ 1,169   $ 7,551   $13,176
                                        =======   =======   =======

5.   SHAREHOLDERS' EQUITY
     --------------------

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



SHAREHOLDERS' EQUITY - cont'd
--------------------


Earnings Per Common Share
-------------------------

The computations of earnings per common share are calculated using the weighted average number of common shares outstanding during the year. The weighted average number of outstanding shares in 1994 and 1993 was 18,758,588 and the weighted average number of outstanding shares in 1992 was 17,508,588.


6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

   (a) Tevel Israel International Communications Ltd. ("Tevel"), which is held 48.4% by DIC and PEC Cable TV Ltd., was awarded in 1988 cable television franchises in Israel. Under the terms of the franchise, the Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations. The Company has not arranged any financing for Tevel since October 1992 and does not presently anticipate being required to arrange any such financing in the near future.

   (b) Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad") is one of the three companies Israel's Second Authority for Television and Radio awarded a franchise in 1993 to operate Israel's second television station. The Company is obligated to provide up to $4 million of the financing required by Tel-Ad to fulfill its obligations under the franchise.

   (c) CellCom Israel Ltd. ("CellCom") was awarded the license to operate Israel's second cellular telephone system in June 1994. CellCom intends to invest approximately $300 million through 1997 in the development and operation of the new cellular telephone system, of which approximately $130 million will be financed by CellCom's shareholders in proportion to
       their percentage interests in CellCom.   At December 31, 1994, the
       Company had made shareholder loans to CellCom of $8.25 million. In March 1995, in response to a capital call by CellCom, the Company provided an additional $2.3 million of financing to CellCom.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




COMMITMENTS AND CONTINGENCIES - cont'd
-----------------------------


       In addition, 20.7% of the amounts payable by CellCom to a bank in connection with certain letters of credit made available by the bank to CellCom are guaranteed by a subsidiary of Discount Investment ("DIC's Subsidiary"). At December 31, 1994 and March 29, 1995 this guarantee of DIC's Subsidiary secured approximately $3.6 million and $3.8 million, respectively, of such amounts. The Company and DIC's Subsidiary have agreed that any payment pursuant to such guarantee will be shared by them according to the ratio between their respective ownership interests in CellCom when such payment is made. At December 31, 1994, the ownership interests of the Company and of DIC's Subsidiary in CellCom were 9.5% and 13.5%, respectively. In accordance with the agreement referred to in
       Note 6(g) and subject to the approval of Israel's Minister of Communication, an additional 2% ownership interest in CellCom will be transferred to the Company from DIC's Subsidiary.


   (d) The Company has contracted with IDB Development for IDB to perform management and advisory services for the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During each of 1994, 1993 and 1992, the Company incurred expenses of $130,000 for these and other services.


   (e) General Engineers Limited has a $2 million credit agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.


   (f) The Company has agreed to contribute up to $9.0 million over a 10 year period ending in 2003 in DEP Technology Holdings Ltd. ("DEP") of which the Company had contributed $3.0 million as of December 31, 1994 through the purchase of capital notes of DEP.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------





COMMITMENTS AND CONTINGENCIES - cont'd
-----------------------------


   (g) The Company and a wholly owned subsidiary of Discount Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity invested by such paying party in business opportunities initiated or initially presented by the other party. In 1994 the Company paid the wholly owned subsidiary of Discount Investment $101,500 under this agreement.


   (h) In connection with the Company's investment in Gemini Israel Fund L.P. ("Gemini"), a venture capital limited partnership, the Company has agreed to make capital contributions of up to $3.0 million to Gemini. At December 31, 1994, the Company had contributed approximately $2.0 million to Gemini's capital.


   (i) In connection with the Company's investment in Advent Israel Limited Partnership ("Advent Israel"), a venture capital limited partnership, the Company has agreed to make capital contributions of up to $500,000 to Advent Israel. At December 31, 1994, the Company had contributed approximately $333,000 to the capital of Advent Israel.


   (j) In connection with the Company's investment in Renaissance Fund LDC ("Renaissance"), the Company has agreed to make capital contributions of up to $5.0 million to Renaissance. At December 31, 1994, the Company had contributed approximately $2.2 million to Renaissance. In March 1995, the Company contributed an additional $1.1 million to Renaissance.


   (k) Certain directors of IDB Holding and/or its affiliates are also directors of the Company.

       PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
       ------------------------------------------------

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------



7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

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


Cash and Cash Equivalents
-------------------------

The carrying value approximates fair value because of the short maturity of those instruments.


Investments
-----------

The fair value of some investments are estimated based on quoted market prices for those or similar investments or based on contractual amounts.


For those investments for which there are no quoted market prices, management estimates fair value to approximate the carrying value.

                                       1994               1993
                                       ----               ----
                               Carrying     Fair    Carrying    Fair
                                 Value      Value     Value     Value
                               --------    -------  --------   -------
                                   (in thousands)     (in thousands)

Cash and cash equivalents      $ 20,736   $ 20,736   $42,666   $42,666
Investments-
   Other                         55,591     55,859    50,516    58,524
   U.S. Government and State
     obligations                  3,098      3,098    11,833    11,939
Other assets-
   U.S. Government and State
     obligations                  1,111      1,092     1,045     1,108

                 PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



8. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)
   ---------------------------------------------


                                       Quarter Ended
                        --------------------------------------------
    1994                March 31  June 30  September 30  December 31
    -----               --------  -------  ------------  -----------
                          (in thousands, except per share data)

 Revenues              $14,185   $10,970     $14,854       $ 7,736
                        ======    ======      ======        ======
 Income before
   cumulative effect of
   accounting change   $ 9,791   $ 6,179     $ 9,505       $ 4,618

 Cumulative effect of
   change in accounting
   for marketable
   securities            2,473       -           -             -
                        ------    ------      ------        ------

 Net income            $12,264   $ 6,179     $ 9,505       $ 4,618

                        ======    ======      ======        ======
 Earnings per
   common share
   before cumulative
   effect of account-
   ing change          $   .52  $    .33    $    .51      $    .24

 Cumulative effect
   of change in
   accounting for
   marketable
   securities
   on earnings
   per common share        .13        -          -             -
                        ------     ------     ------        ------

 Earnings per
   common share        $   .65   $    .33    $   .51       $   .24
                        ======    =======     ======        ======

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED) - cont'd
---------------------------------------------


                                      Quarter Ended
                        --------------------------------------------
     1993               March 31  June 30  September 30  December 31
     ----               --------  -------  ------------  -----------
                          (in thousands, except per share data)

Revenues               $18,485   $17,834     $16,049       $12,813
                        ======    ======      ======        ======
Income before
  cumulative effect of
  accounting change    $13,264   $12,328     $10,349       $ 7,203

Cumulative effect of
  change in accounting
  for income taxes      (1,174)      -           -             -
                        ------    ------      ------        ------


Net income             $12,090   $12,328     $10,349       $ 7,203
                        ======    ======      ======        ======
Earnings per
  common share
  before cumulative
  effect of account-
  ing change           $   .70   $   .66     $   .55       $   .39

Cumulative effect
  of change in
  accounting for
  income taxes
  on earnings
  per common share        (.06)      -           -             -

                        ------     -----      ------        ------
Earnings per
  common share         $   .64   $   .66     $   .55       $   .39
                        ======     =====      ======        ======

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

                    The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1995 Annual Meeting of Shareholders.
























                                        III-1

                             PART IV
                             -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  ------------------------------------------------------
          FORM 8-K
          --------

(a)(1)    The following financial statements of PEC Israel
          Economic Corporation are filed in response to Item 8:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets at December 31, 1994 and
          1993.

          Consolidated Statements of Income for the years ended
          December 31, 1994, 1993 and 1992.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements.

(a)(2)(a) Financial statement schedules filed in response to Item
          14(d) pursuant to Rule 3-09 of Regulation S-X:

          Property and Building Corporation Ltd. and Subsidiary
          Companies:

               Auditors' Report.

               Balance Sheets as at December 31, 1994 and 1993.

               Statements of Earnings for the years ended
               December 31, 1994, 1993 and 1992.

               Statement of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

               Statements of Cash Flows for the years ended
               December 31, 1994, 1993 and 1992.

               Notes to the Financial Statements.

(a)(2)(b) Financial statement schedules filed in response to Item
          14(d) pursuant to Rule 3-09 of Regulation S-X:

          Tambour Ltd. and Subsidiaries:

               Report of Independent Auditors.

               Consolidated Balance Sheets as at December 31,
               1994 and 1993.

               Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

               Statement of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

               Consolidated Cash Flows Statements for the years ended December 31, 1994, 1993 and 1992.

               Balance Sheets as at December 31, 1994 and 1993.

               Statements of Income for the years ended December
               31, 1994, 1993 and 1992.

               Cash Flows Statements for the years ended December
               31, 1994, 1993 and 1992.

               Notes to the Consolidated Financial Statements.

(a)(2)(c) Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

               Adir International Communications Services Ltd.

               Bulk Trading Corporation Ltd.

               Camdev Ltd.

               Caniel-Israel Can Company Ltd.

               CellCom Israel Ltd.

               DEP Technology Holdings Ltd.

               DIC and PEC Cable TV Ltd.

               Electronics Line (E.L.) Ltd.

               Elron Electronic Industries Ltd.

               El-Yam Ships Ltd.

               Gemini Capital Fund Management Ltd.

               Gemini Israel Fund L.P.

               Gilat Communication Engineering 1990 Ltd.

               Gilat Satellite Networks Ltd.

               Ispah Holdings Limited

               Klil Industries Ltd.

               Lego Irrigation Ltd.

               Liraz Systems Ltd.

               Logal Educational Software and Systems Ltd.

               Maxima Air Separation Center Ltd.

               Mul-T-Lock Ltd.

               PEC Finance Company Ltd.

               RTS Telecommunications Services Ltd.

               Scitex Corporation Ltd.

               Sign-On Computer Communications Services Ltd.

               Super-Sol Ltd.

               Tel-Ad Jerusalem Studios Ltd.

(a)(2)(d) Schedules of PEC Israel Economic Corporation have been omitted since they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    The following exhibits are included in response to
          Item 14(c):

   (3)(i).      Composite Articles of Incorporation of the
          Company, as amended, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

   (3)(ii).     Composite By-Laws of the Company, as amended.

10(i)(a).      Voting Agreement dated December 10, 1980 between
          the Company and Discount Investment Corporation Ltd. (formerly Discount Bank Investment Corporation Ltd.), as amended by a Letter Agreement dated May 4, 1983 and by an Addendum dated December 30, 1983, filed as Exhibit 10(i)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

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

10(i)(e).      Business Opportunities Agreement dated as of
          November 30, 1993 among the Company, DIC Finance and Management Ltd., and, for the purpose of section 5 thereof only, PEC Finance Company Ltd. and Discount Investment Corporation Ltd., filed as
          Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(i)(f).      Agreement dated December 24, 1991 between Israel
          Discount Bank Ltd. and PEC Financial Corporation, as amended, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10(i)(g).       Exchange Agreement dated December 24, 1991
           between Israel Discount Bank Ltd. and PEC Financial
          Corporation, filed as Exhibit 10(i)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

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

10(i)(k).      Exchange Agreement dated as of January 4, 1994
          among the Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(iii)(a).    Trust Agreement dated December 19, 1991 among the
          Company, Alan S. Rosenberg, as Trustee, and Joseph Ciechanover, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*

10(iii)(b).    Supplemental Retirement Agreement dated as of
           January 1, 1995 between the Company and Frank J.
           Klein.*

21.        Subsidiaries of the Registrant.

27.        Financial Data Schedule.

               Reports on Form 8-K:

       (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994.


-------------------------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

Property and Building Corporation Limited and Subsidiary Companies
Financial Statements as at
December 31, 1994 and 1993

Adjusted to the Shekel of
December 1994
in NIS Thousands

              Property and Building Corporation Limited and Subsidiary Companies

Financial Statements as at December 31, 1994 and 1993
--------------------------------------------------------------------------------


Contents

                                                                     Page


Auditors' Report                                                        2

Balance Sheets                                                          3

Statements of Earnings                                                  4

Statement of Shareholders' Equity                                       5

Statements of Cash Flows                                                6

Notes to the Financial Statements                                       9

Annex - Percentage of Holding in Related Companies                     53

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN



Tel-Aviv, March 9, 1995





The Board of Directors
Property and Building Corporation Limited


We have audited the balance sheets of Property and Building Corporation Limited ("the Company") as at December 31, 1994 and December 31, 1993, the related statements of earnings and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 31 C. to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization


Balance Sheet as at December 31
----------------------------------------------------------------------------------------------------------

Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                    Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                    Note            1994             1993             1994            1993
                             -----------     -----------      -----------      -----------     -----------
Current Assets
Cash and cash
 equivalents                           2          23,219           30,225              635             837
Short-term deposits
 and loans                                           662            1,391
Current maturities
 of long-term deposits
 and loans                                         1,195            1,163
Marketable securities                  3          78,475          125,679              584             602
Compulsory government
 loans                                 4              34              238
Customers                              5          17,296           26,667              103               1
Accounts receivable
 and debit balances                    6          15,043            8,463            1,354           4,422
Building projects
 and other inventories                 7          37,709           38,952*
                                              ----------       ----------       ----------      ----------
                                                 173,633          232,778            2,676           5,862
                                              ----------       ----------       ----------      ----------
Land                                   8         187,792          170,725*          12,291           2,150*
                                              ----------       ----------       ----------      ----------
Long-term Deposits
 and Loans                             9           2,887            4,054
                                              ----------       ----------
Investments
In related and
 other companies                      10         111,902          101,876          501,810         467,297
                                              ----------       ----------       ----------      ----------
Fixed Assets                          11
Buildings, land, plantations
 and other                                       645,471          581,057*          37,577          37,804*
Less/- Accumulated
 depreciation                                    200,961          191,931*          14,764          14,097
                                              ----------       ----------       ----------      ----------
                                                 444,510          389,126           22,813          23,707
Deferred Charges
 and other assets                     12           9,244            7,604*             360             382*
                                              ----------       ----------       ----------      ----------

                                              ----------       ----------       ----------      ----------
                                                 929,968          906,163          539,950         499,398
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------


The notes to the financial statements form an integral part thereof.

                                               Property and Building Corporation Limited and Subsidiary Companies

-----------------------------------------------------------------------------------------------------------------



Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                    Consolidated                       The Company
                                              ---------------------------       -------------------------
                                    Note            1994             1993             1994            1993
                              ----------      ----------       ----------       ----------      ----------
Current Liabilities
Advances from
 purchasers of
 apartments and others                13           3,492            3,933
Credit from banking
 entities                             14           7,039              625
Current maturities
 of long-term
 liabilities                          17          16,655           10,209              233             232
Creditors and
 credit balances                      15          76,616           84,848*          16,330           9,053
Deferred taxes                        16           4,568            3,641
Proposed dividend                                  8,635            9,509            6,028           6,899
                                              ----------       ----------       ----------      ----------
                                                 117,005          112,765           22,591          16,184
                                              ----------       ----------       ----------      ----------
Long-term Liabilities
Long term loans                       17          69,164           83,127*          16.508           5,075
Deferred taxes                        16          17,615           15,898               10              13
Liability in respect of
 employee severance pay               18           1,651            3,439
                                              ----------       ----------       ----------      ----------
                                                  88,430          102,464           16,518           5,088
                                              ----------       ----------       ----------      ----------
Interest of Outside
 Shareholders                                    223,692          212,808
                                              ----------       ----------
Shareholders' Equity
Share capital                                    139,012          139,012          139,012         139,012
Capital reserves                                 122,638          122,638          122,638         122,638
Retained earnings                                239,191          216,476          239,191         216,476
                                              ----------       ----------       ----------      ----------
                                                 500,841          478,126          500,841         478,126
                                              ----------       ----------       ----------      ----------
Contingent Liabilities
 and Commitments                      19

*     Reclassified

----------------------------------
D. Tadmor - Chairman of the Board


----------------------------------
A. Attias - Managing Director

March 9, 1995

                                              ----------       ----------       ----------      ----------
                                                 929,968          906,163          539,950         499,398
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

                                                    Property and Building Corporation Limited and Subsidiary Companies

Statements of Earnings for the Year Ended December 31
----------------------------------------------------------------------------------------------------------------------

Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                                       Consolidated                         The Company
                                                             -------------------------------   -------------------------------
                                                    Note         1994        1993       1992       1994        1993       1992
                                                --------     --------    --------   --------   --------    --------   --------
Income
Rentals and warehousing                                        83,267      79,907     76,664      5,958       6,339      6,273
From construction and other sources                   20      197,138     154,284     55,919
The Company's share in the
 net earnings of related companies                    21        4,425       4,625      3,936     25,622      34,355     23,224*
Income from investments and fixed assets              22       14,961       8,592*    11,068*     3,549       6,200      7,556
Income from securities, financing and others,         23        5,186       9,769     10,550      1,363       1,136      1,906*
                                                             --------    --------   --------   --------    --------   --------
                                                              304,977     257,177    158,137     36,492      48,030     38,959
                                                             --------    --------   --------   --------    --------   --------
Expenses
Construction and other costs                          24      151,240     122,647     47,747
Administrative, selling and general                            22,429      22,210     21,509      4,516       4,205      3,740
Property maintenance (excluding depreciation)                   7,639       8,480      8,036        972         990        822
Depreciation and amortization                         25       13,071      12,197*    11,411*       949         943        949
Property taxes on land                                          4,765       2,582      2,320        562         338        280
Financing                                             26       28,813       2,431      1,721        853         237        223
                                                             --------    --------   --------   --------    --------   --------
                                                              227,957     170,547     92,744      7,852       6,713      6,014
                                                             --------    --------   --------   --------    --------   --------

Earnings before taxes on income                                77,020      86,630     65,393     28,640      41,317     32,945

Taxes on income                                       27       34,580      31,493     22,687        260       1,172      1,719
                                                             --------    --------   --------   --------    --------   --------

Earnings after taxation                                        42,440      55,137     42,706     28,380      40,145     31,226
Less/- Outside shareholders' interest in earnings              14,060      14,992     11,480
                                                             --------    --------   --------   --------    --------   --------

Net earnings for the year                                      28,380      40,145     31,226     28,380      40,145     31,226
                                                             --------    --------   --------   --------    --------   --------
                                                             --------    --------   --------   --------    --------   --------
Earnings per Share                                 1D(14)
Net earnings per share of NIS 1.00 par value                      8.0        11.3        8.8        8.0        11.3        8.8
                                                             --------    --------   --------   --------    --------   --------
                                                             --------    --------   --------   --------    --------   --------

*     Reclassified

The notes to the financial statements form an integral part thereof.
                                                                                                                             4

                                                Property and Building Corporation and Subsidiary Companies

Statement of Shareholders' Equity
----------------------------------------------------------------------------------------------------------

Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                   Share          Capital         Retained           Total
                                                 capital          surplus         earnings
                                              ----------       ----------       ----------      ----------
Balance as at January 1, 1992                    139,012          112,091          167,310         418,413

Net earnings for the year                                                           31,226          31,226

Capitalization of earnings related
 to an issue of a subsidiary                                        1,459           (1,459)

Erosion of dividend declared in
 the previous year                                                                     159             159

Proposed dividend, net - 115%                                                       (5,193)         (5,193)
                                              ----------       ----------       ----------      ----------

Balance as at December 31, 1992                  139,012          113,550          192,043         444,605

Net earnings for the year                                                           40,145          40,145

Capitalization of earnings related
 to an issue of a subsidiary                                        9,088           (9,088)

Erosion of dividend declared
 in the previous year                                                                  275             275

Proposed dividend - 170%                                                            (6,899)         (6,899)

                                              ----------       ----------       ----------      ----------

Balance as at December 31, 1993                  139,012          122,638          216,476         478,126

Net earnings for the year                                                           28,380          28,380

Erosion of dividend declared
 in the previous year                                                                  363             363

Proposed dividend - 170%                                                            (6,028)         (6,028)
                                              ----------       ----------       ----------      ----------

Balance as at December 31, 1994                  139,012          122,638          239,191         500,841
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------



The notes to the financial statements form an integral part thereof.

                                                              Property and Building Corporation Limited and Subsidiary Companies

Statements of Cash Flows for the Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------------

Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                                      Consolidated                           The Company
                                                            ---------------------------------    ---------------------------------
                                                                1994         1993        1992        1994         1993        1992
                                                            --------     --------    --------    --------     --------    --------
Cash flows from operating activities

Net earnings                                                  28,380       40,145      31,226      28,380       40,145      31,226
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
Building projects, net                                        37,823       41,616     (24,690)
Others (Annex A)                                              30,200        8,189       4,824     (17,194)     (34,976)    (34,515)
                                                            --------     --------    --------    --------     --------    --------
Net cash provided by (used in) operating activities           96,403       89,950      11,360      11,186        5,169      (3,289)
                                                            --------     --------    --------    --------     --------    --------
Cash flows from investing activities

Proceeds from realization of investment
 in related companies                                          1,638        9,770      29,602                               11,713
Investments in related companies                             (16,050)      (3,721)                (10,634)
Dividend received from related companies                       1,437        4,054       1,532       5,742        3,785       3,349
Purchase of marketable securities                            (45,535)     (96,891)    (51,178)         (4)
Proceeds from sale of marketable securities                   64,846       62,377      23,119                       69
Acquisition and development of land                          (32,613)     (16,687)     (4,541)    (10,141)         (53)       (166)
Purchase and construction of fixed assets                    (61,779)     (39,272)    (10,120)        (33)      (4,617)       (205)
Refunds from deferred charges, net                               149
Collections of financing relating to realization of land         505        1,538       3,210
Proceeds from sale of fixed assets and land                   12,643        2,568       3,997                                   48
Proceeds from long-term deposits and loans                     1,135        2,661       7,933
Granting of long-term deposits and loans
Proceeds from (payments relating to)
 short-term deposits and loans                                   729         (744)        (44)
Granting of loan to related companies                         (3,305)      (4,914)       (689)     (1,215)      (3,138)       (689)
Payments of loans (granting of loans) to related companies                                                       1,427      (3,484)
                                                            --------     --------    --------    --------     --------    --------
Net cash provided from (used in)
 investing activities                                        (76,200)     (79,261)      2,821     (16,285)      (2,527)     10,566
                                                            --------     --------    --------    --------     --------    --------

                                                         Property and Building Corporation Limited and Subsidiary Companies

Statements of Cash Flows for the Year Ended December 31 (Cont'd)
----------------------------------------------------------------------------------------------------------------------------------

Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                                    Consolidated                           The Company
                                                            --------------------------------     ---------------------------------
                                                                1994         1993        1992        1994         1993        1992
                                                            --------     --------    --------    --------     --------    --------
Cash flows from financing activities

Dividend paid
- by the parent company                                       (6,536)      (4,918)     (4,039)     (6,536)      (4,918)     (4,039)
- to outside shareholders of subsidiary companies             (2,494)      (2,176)     (1,480)
Proceeds from realization of option warrants in subsidiary                 14,328
Payments of debentures                                        (5,958)      (1,823)     (4,841)
Payments of long term liabilities                               (234)        (233)       (238)       (234)        (233)     (3,252)
Receipt of loan from outside shareholders of subsidiary        5,416        3,269
Proceeds from (payments of) credit from banking entities       6,414          153      (1,590)
Receipt of long-term loan from subsidiary                                                          11,667        2,703
Receipts from outside shareholders of subsidiary                            3,775
Payments to outside shareholders of subsidiary                (4,416)      (1,813)       (630)
Payments of credit in respect of real estate acquisition     (19,401)        (395)     (2,413)
                                                            --------     --------    --------    --------     --------    --------

Net cash provided from (used in) financing activities        (27,209)      10,167     (15,231)      4,897       (2,448)     (7,291)
                                                            --------     --------    --------    --------     --------    --------
Net increase (decrease) in cash and cash equivalents          (7,006)      20,856      (1,050)       (202)         194         (14)
Cash and cash equivalents at beginning of year                30,225        9,369      10,419         837          643         657
                                                            --------     --------    --------    --------     --------    --------

Cash and cash equivalents at end of year                      23,219       30,225       9,369         635          837         643
                                                            --------     --------    --------    --------     --------    --------
                                                            --------     --------    --------    --------     --------    --------


                                                               Property and Building Corporation Limited and Subsidiary Companies

Statements of Cash Flows for the Year Ended December 31 (Cont'd)
----------------------------------------------------------------------------------------------------------------------------------


Adjusted to the Shekel of December 1994
 (in NIS thousands)

                                                                    Consolidated                             The Company
                                                            ---------------------------------    ---------------------------------
                                                                1994         1993        1992        1994         1993        1992
                                                            --------     --------    --------    --------     --------    --------
Annex A

Adjustments to reconcile net earnings to net cash provided by operating activities:

The Company's share in the net earnings of related companies    (4,425)      (4,625)     (3,936)    (25,622)     (34,355)   (23,224)
Outside shareholders' interest in earnings                      14,060       14,992      11,480
Depreciation and amortization                                   13,071       12,197      11,411         949          943         949
Changes in deferred taxes, net                                   2,468        3,844        (609)        (23)         (31)          2
Increase (decrease) of the provision for
 severance pay net of the amount funded                         (1,788)         259        (665)
Increase (decrease) of securities                               28,097       (5,672)     (6,478)         22           31        (71)
Income from realization of investments
 in related companies and issue of capital                      (4,593)      (6,200)     (7,576)     (3,549)      (6,200)    (7,576)
Capital gains  (loss) on sale of fixed assets and land         (10,368)      (2,392)     (3,492)                                  20
Inflationary erosion of long-term deposits and loans, net         (377)         449        (412)        (48)         (31)      (179)

Changes in current assets and liabilities:

Debtors, customers and debit balances                            4,099      (15,876)        633       2,986        3,236     (2,815)
Creditors and credit balances                                  (10,044)      11,213       4,468       8,091        1,431     (1,621)
                                                              --------     --------    --------    --------     --------    --------
Total adjustments                                               30,200        8,189       4,824     (17,194)     (34,976)   (34,515)
                                                              --------     --------    --------    --------     --------    --------
                                                              --------     --------    --------    --------     --------    --------
Significant activities not involving cash flows:
Purchase of land on credit                                      21,474                                                         2,747
                                                              --------                                                      --------
                                                              --------                                                      --------
Purchase of fixed assets on credit                               9,513       39,701
                                                              --------     --------
                                                              --------     --------
Proceeds from the sale of fixed assets on credit                 1,629                    1,502
                                                              --------                 --------
                                                              --------                 --------
Deferred charges                                                              3,959       1,076
                                                                           --------    --------
                                                                           --------    --------

                                                                Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 1 - Reporting Principles and Accounting Policies
      A.     Reporting Principles

      1.     Definitions

             In these financial statements:

             a.     Subsidiary companies - companies in which Property and Building Corporation Limited
                    (the "Company") holds directly or indirectly, fifty percent or more in voting rights or issued share capital.

             b.     Affiliated companies - companies, except for subsidiary companies, the investment in which is included directly or indirectly on the equity basis in the company's statements.

             c.     Related companies - subsidiary companies and affiliated companies.

             d.     Other companies - companies which are not related companies.

             e.     Initial difference - difference between acquisition cost and adjusted equity value of investments in shares of related companies at the date of acquisition.

             f.     Related parties - as defined in Opinion No. 29 of the Institute of Certified Public
                    Accountants in Israel.

             g.     Interested parties - as defined in the Securities Law of Israel.

      2.     The financial statements have been prepared in a format suited, in the opinion of the management, to the Company's line of business.


      B.     Financial statements in adjusted values

      1.     The Company prepares the adjusted financial statements on the basis of cost adjusted for the changes in the general purchasing power of the shekel (see Note 30 for condensed financial statements in nominal values).

      2.     The adjusted value of non-monetary assets do not purport to reflect their real economic or market value but rather historical cost adjusted for the changes in the purchasing power of the shekel.

      3.     In the adjusted financial statements, the term, "cost" means "adjusted cost".

      4.     Comparative figures have been adjusted to the shekel of December 1994.


                                                           Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      C.     Principles of adjustment

      1.     Balance sheet

             Non-monetary items (construction work and advances, land, investment in companies, fixed assets, deferred charges, share capital), have been adjusted on the basis of changes in the consumer price index from the index published in respect of the month of the transaction to the index published in respect of the month of the balance sheet date.  Monetary items are stated in the adjusted balance sheet at their nominal values.

             The equity value of investments in related companies is determined on the basis of the adjusted financial statements of these companies.


      2.     Statement of earnings

             a.     The various items of the statement of earnings have been adjusted according to the changes in the consumer price index as follows:

                    1)    Income and expenses deriving from non-monetary items (such as depreciation and amortization, building projects, changes in inventory, prepayments and deferred income, etc.) or from provisions included in the balance sheet (e.g., provisions for severance pay, holiday pay, etc.) have been adjusted on the basis of specific indices parallel to the adjustment of the related balance sheet item.

                    2)    The remaining items in the statement of earnings (e.g., rental income, selling, general and administrative expenses) except for components of the financing item, have been adjusted on the basis of the index in respect of the month in which the transaction was effected.

                    3)    The calculation of the Company's share in the results of operation of the related companies and the outside shareholders' share in the results of operation of the related companies was based on the adjusted financial statements of the related companies.

                    4)    Financing, net, which cannot be independently calculated is derived from the other items of the statement of earnings.  This includes, inter alia, amounts required to adjust various items in the statement of earnings in respect of the inflationary component of the financing therein.

                                                          Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      C.     Principles of adjustment (Cont'd)

             b.     Taxes on income

                    Current taxes comprises of payments on account made during the year and, in addition, amounts to be paid at the balance sheet date (or less amount of repayments claimed at the balance sheet date).  The payments on account have been adjusted on the basis of the consumer price index on the date the payments were made.  Those amounts payable (or being claimed for repayment) have been included unadjusted.
                    Current taxes include, therefore, the expense derived from inflationary erosion of the value of payments made on account from the time of payment up to the year end.

                    Deferred taxes - see Note 1D.11. below.


      3.     Statement of changes in shareholders' equity

             The dividend that was declared and actually paid in the year has been adjusted on the basis of the consumer price index at the date of payment.  The dividend proposed/declared during the year but unpaid at the balance sheet date is included with no adjustment.  The amount stated as "erosion in value of dividend" reflects the erosion of the real value of the dividend proposed/declared in the previous year and actually paid during the current year (this erosion relates to the period from the beginning of the current year up to the date of payment).


      4.     Statement of cash flows

             The statement has been prepared in accordance with Opinion No. 51 of the Institute of
             Certified Public Accountants in Israel.  The statement provides information on cash receipts and payments during the year from current activities, investment and finance, while being expressed in shekels of the end of the reported year.


      D.     Accounting policies

      1.      Consolidated financial statements

             a.     The consolidated financial statements include the financial statements of the Company and the Company's subsidiaries in which it hold more than 50% (see Appendix to the
                    Financial Statements).

             b.     For the purposes of consolidation, the amounts in the financial statements of the subsidiary companies being consolidated were included after adjustments required from application of the uniform accounting principles of the Group.

             c.     Balances between consolidated companies and inter-company profits from sales between the companies not yet realized outside of the group were cancelled.

                                                         Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      D.     Accounting policies (Cont'd)
             d.     Real estate of the Company and its subsidiaries that are recorded in the name of other subsidiaries that are property companies (which were established for the sole purpose of holding real estate or for their rental) are included in the balance sheets according to the cost of these assets to those subsidiaries.

                    In the statement of earnings, the income and expenses relating to the above assets were included according to the Company's holding in the stated subsidiary companies.


      2.     Marketable securities

             a.     Marketable government bonds and other marketable securities are stated at their market value at the balance sheet date.

             b.     Unit trust certificates in trust funds are stated at redemption value at the balance sheet date.

             c.     Changes in values of securities have been charged entirely to the statement of earnings.


      3.     Building projects

             a.     Subsidiary construction companies are accustomed to recording construction work on the basis of approved invoices and amounts paid on account to the contractors, planners and others.

             b.     The completed units and units under construction are stated in the financial statements at cost but not exceeding their market value.

             c.     Income from building projects is recorded on the "completed contracts" method when a building unit has been virtually completed and sold.  One subsidiary company acting mainly as an executing contractor for the installation of air-conditioning uses the
                    "percentage of completion" method of recording income from long-term contracts.


      4.     Inventory of air-conditioning and other equipment

             Inventory is valued at the lower of cost or market value, cost being determined on the "FIFO"
             basis.
                                                                                                         12

                                                            Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      D.     Accounting policies (Cont'd)

      5.     Land

             a.     Land is stated at cost which is not in excess of market value, except for land leased for long-terms, which is included at a token value.

             b.     The portion of the land which is in the stage of construction is included in building projects and stated under current assets or as a deduction from advances from purchasers of apartments under current liabilities.

             c.     Stores in completed buildings are stated at cost not less than market value.


      6.     Investments in related and other companies

             a.     Investments in related companies are stated on the equity basis.  The investments in shares of other companies, which are not quoted securities, are stated at cost which, in management's opinion, is not less than market value.

             b.     The Company's equity in the profits and losses of the related companies is based on the latest audited financial statements of these companies, some of which were prepared as at dates prior to the balance sheet date of the Company.

             c.     The initial difference regarding related companies, is allocated to assets of those same companies (building projects, land and fixed assets) and their amortization as an expense or as an income is made in accordance with the life of those assets or upon their realization; amounts which cannot be allocated to such assets are amortized at
                    20% per year.


      7.     Fixed assets

             Fixed assets are stated at cost.  Depreciation is computed using straight line method over the estimated useful life of the assets.


      8.     Other assets - Initial difference which cannot be allocated to assets - see not 1(6)C).

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------
Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      D.     Accounting policies (Cont'd)

      9.     Deferred charges

             a.     Expenses relating to the issue of the debentures are written off against income over the life of the debentures in proportion to their outstanding balance.

             b.     Taxes in connection with unrealized profits from real estate transactions - taxes relating to real estate transaction are amortized over the life of the asset or parallel to the period of transaction.


      10.    Debentures convertible into shares

             a.     Debentures, the conversion of which is not, as at balance sheet date, expected according to guidelines set by the Institute, are stated under the framework of long-
                    term loans.  The debentures include the liabilities at the balance sheet date in accordance with the conditions of the issue, less the discount which has not been amortized at the balance sheet date.

             b.     The above discount (resulting from the difference between amount of the linked liability at the date of the issue and the nominal value of the debentures) is amortized using the straight line method over the period of the debentures in proportion to their outstanding balance.



      11.    Deferred tax

             The calculation of deferred tax in the adjusted financial statements account mainly for the following areas of timing differences of items between their being charged in the financial statements and their inclusion in chargeable income for tax purposes, or because their treatment for tax purposes is different:

             a.     Non-allowance for tax purposes of depreciation arising from the adjustment of fixed assets.

             b.     Differences in recognition of income from marketable securities held from the beginning of the year.

             c.     Differences relating to adjustment of cost of inventory, advances from customers, adjustment of land and development.

             d.     Expenses allowable in the future for tax purposes - sales expenses, administrative expenses, and finance expenses that for tax purposes were allocated to buildings under construction, provisions for holiday pay and severance pay.

             e.     The deduction for inflation which is carried forward to future years.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (Cont'd)
      D.     Accounting policies (Cont'd)

             f.     Advance rental payments which are liable to tax upon receipt and other timing differences.

             Deferred taxes are computed using the tax rate expected to be in effect at the time of reversal as known at the time of the preparation of the financial statements.

             No deferred tax was computed in respect of investments in related companies as the intention of the management is to hold these companies and not to realize them.


      12.    Provision for doubtful debts

             The provision for doubtful debts is calculated on the basis of specific identification of balances whose collection is in doubt.


      13.    Foreign currency and linkage

             Assets and liabilities that are linked or denominated in foreign currency are included as follows:

             a.     Balances linked to the consumer price index are stated in the balance sheet according to the index in respect of the last month of the reported year except for balances which are linked to the known index which are adjusted according to the last index published as at the date of the financial statements.

             b.     Foreign currency balances or those linked to foreign currency are adjusted using the representative rate published by the Bank of Israel as at balance sheet date.

             Data concerning consumer price index and foreign currency rates:

                                                                                % of change
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
      Consumer
       price
       index in
       points            289.79          253.2          227.6           14.5           11.2            9.4

      Exchange
       rate
       of the
       U.S.
      dollar              3.018          2.986          2.764            1.1            8.0            4.0

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (Cont'd)

      D.     Accounting policies (Cont'd)

      14.    Earnings per share

             Earnings per share were calculated in accordance with Opinion No. 55 of the Institute of
             Certified Public Accountants in Israel, based on the nominal value of the issued and paid up share capital outstanding during the year, which was NIS 3,545,814.



Note 2 - Cash and Cash Equivalents

                                                    Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                             -----------      -----------      -----------     -----------
      Short-time deposits with banks              22,242           28,791              635             670
      Cash at bank                                   977            1,434                              167
                                             -----------      -----------      -----------     -----------
                                                  23,219           30,225              635             837
                                             -----------      -----------      -----------     -----------
                                             -----------      -----------      -----------     -----------

Note 3 - Marketable Securities

                                                    Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                             -----------      -----------      -----------     -----------
      Unit trust certificates                     46,993           85,332
      Government loans                            25,072           29,872
      Other debentures                             1,859            1,423
      Debentures issued by a subsidiary*                                               584             602
      Shares                                       2,780            4,474
      Convertible securities                       1,771            4,578
                                             -----------      -----------      -----------     -----------
                                                  78,475          125,679              584             602
                                             -----------      -----------      -----------     -----------
                                             -----------      -----------      -----------     -----------
      *      See Note 19 B.1.

      Subsequent to balance sheet date, the market value of the marketable securities decreased by about 3%, proximate to the finalizing of the financial statements.



Note 4 - Compulsory Government Loans

      Peace for Galilee loans -  The principal of the loan is optionally linked to the consumer price index to the extent of 80% plus 1% interest, or to the rate of exchange of the U.S. dollar.  The loans were mainly prepaid in 1994.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 5 - Customers

                                                    Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                             -----------      -----------      -----------     -----------
      A.     Composed of:
      Purchasers of apartments
       and stores                                  9,460           19,397
      With respect to rentals
       and warehousing*                            4,225            3,969              103               1
      Notes receivable                             1,401            1,521
      With respect to air
       conditioning and other*                     2,210            1,780
                                             -----------      -----------      -----------     -----------
                                                  17,296           26,667              103               1
                                             -----------      -----------      -----------     -----------
                                             -----------      -----------      -----------     -----------
      *      After deduction of
              allowance for doubtful
              debts                                  599              499
                                             -----------      -----------
                                             -----------      -----------

      B.     Purchasers of apartments are linked mainly to construction input index.

Note 6 - Accounts Receivable and Debit Balances

                                                     Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                             -----------      -----------      -----------     -----------
      A.     Composed of:
      Accrued income                               7,120            2,367               19               8
      Purchasers of land (1)                       1,629              513
      Taxes claimable in the future                  868              718              300             280
      Deposits and prepaid expenses                  578              850               15              16
      Advances to Tax Authorities
       less provisions                             2,098              695              710              57
      Employees                                      332              109               26               4
      Other debtors                                1,540            3,211              239
      Consolidated companies -
       capital notes (2)                                                                45           4,057
      Affiliated company (3)                         878
                                             -----------      -----------      -----------     -----------
                                                  15,043            8,463            1,354           4,422
                                             -----------      -----------      -----------     -----------
                                             -----------      -----------      -----------     -----------

      B.     Linkage terms:

      (1)    Linked mainly to U.S. dollar.
      (2)    Not linked and bear no interest.
      (3)    Linked to the consumer price index.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 7 - Building Projects and Other Inventories
                                                                                      Consolidated
                                                                               ---------------------------
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Land and construction works (A)                                               63,070          89,216
      Less - Advances from apartment
       purchasers and project contractors                                           29,267          59,256
                                                                               -----------     -----------
                                                                                    33,803          29,960
      Apartments in completed building                                               2,648           8,491
      Air-conditioning equipment and other inventories                               1,258             501
                                                                               -----------     -----------
                                                                                    37,709          38,952
                                                                               -----------     -----------
                                                                               -----------     -----------

      (a)    In connection of investment at a sum of NIS 13,100 thousands of a subsidiary company with a third party, a development contract has been signed with the Israel Land Authority for which the companies are obliged to start building not later than December 1994.  The company received building permits for most of the apartments.

Note 8 - Land
                                                    Consolidated                       The Company
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                             -----------      -----------      -----------     -----------
      A.     Composed of:
             Freehold land                       179,735          141,957           12,291           2,150
             Leasehold land                        2,119           23,072
             Stores in completed buildings
             and other installations               5,417            5,417
             Expenses relating to future
              stages of construction                 521              279
                                             -----------      -----------      -----------     -----------
                                                 187,792          170,725           12,291           2,150
                                             -----------      -----------      -----------     -----------
                                              ----------       ----------       ----------      ----------

      B.     In the opinion of management the value of land exceeds the value stated in the balance sheet.

      C.     Mortgages have been registered on land held by a subsidiary company, in connection with guarantees given by a bank to apartment purchasers.


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 8 - Land (Cont'd)


      D.     Leasehold rights of land:
                                                                          Last year of the            Cost
                                                                          leasehold period
                                                                          ----------------      ----------
             Capitalized leasehold                                                    2040           2,916
             Uncapitalized leasehold                                                  2040             682
                                                                                                ----------
                                                                                                     3,598
                                                                                                ----------
                                                                                                ----------

      E.     Uncapitalized leasehold rights in land amounting to NIS 682 thousands have not as yet been registered in the name of the Company at the Land Registry Office.


Note 9 - Long-term Deposits and Loans

      A.     Composed of:
                                                                       Consolidated
                                              ------------------------------------------------------------
                                                                                               December 31
                                                                         December 31, 1994            1993
                                              ---------------------------------------------     ----------
                                Interest           Total          Current          Balance         Balance
                                    rate                       maturities
                              -----------     -----------      -----------      -----------     -----------
                                       %
                              -----------
      Deposits with banks -
      For the
       granting
       of loans to
       apartment
       purchasers                    4-6             105               59               46              73
      For deposit
       with the
       Israel Treasury              5.25           3,977            1,136            2,841           3,981
                                              -----------      -----------      -----------     -----------
                                                   4,082            1,195            2,887           4,054
                                              -----------      -----------      -----------     -----------
                                              -----------      -----------      -----------     -----------

      B.     The deposits are linked to the consumer price index.


      C.     A bank has a right of set-off against long-term deposits amounting to NIS 105 thousand
             (December 31, 1993 - NIS 98 thousand), in connection with guarantees given to apartment purchasers on behalf of subsidiaries.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 9 - Long-term Deposits and Loans (Cont'd)


      D.     Classification of long-term deposits and loans by years of maturity:

                                                                                       Consolidated
                                                                               ---------------------------
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Within 12 months - current maturities                                          1,195           1,163
                                                                               -----------     -----------
                                                                               -----------     -----------
      During second year                                                             1,467           1,210
      During third year                                                              1,420           1,422
      During fourth year                                                                             1,422
                                                                               -----------     -----------
                                                                                     2,887           4,054
                                                                               -----------     -----------
                                                                               -----------     -----------


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 10 - Investments in Related and Other Companies

      A.     Consolidated balance sheet
                                                                                      1994            1993
                                                                                     Total           Total
                                                                               -----------     -----------
      Affiliated companies

      Shares at cost, include -
       Adjusted equity value at the
       date of acquisition (1)                                                      80,788          67,080

       Initial difference, net                                                       3,184          (2,996)
                                                                               -----------     -----------
                                                                                    83,972          64,084
      Add -
      The Company's share in the net
       post-acquisition profits                                                     11,897           8,916

      Total amounts of the initial
       difference amortized                                                          3,254           3,615
                                                                               -----------     -----------

      Book value of shares (2)                                                      99,123          76,615
      Loans (3)                                                                     12,467           9,110
                                                                               -----------     -----------

      Total affiliated companies                                                   111,590          85,725
                                                                               -----------     -----------

      Other companies                                                                  312          16,151
                                                                               -----------     -----------

                                                                                   111,902         101,876
                                                                               -----------     -----------
                                                                               -----------     -----------

      Supplementary data concerning initial differences which have not been amortized:

                                                        December 31, 1994                December 31, 1993
                                              ---------------------------       --------------------------
                                                 Initial          Balance          Initial         Balance
                                                  amount                            amount
                                              ----------       ----------       ----------      ----------
      Excesses of cost over equity                 7,352            6,438              692             619
                                              ----------       ----------       ----------      ----------
                                                   7,352            6,436              692              73
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      (1)    The investment is presented net of dividends distributed by a subsidiary out of pre-acquisition
             earnings, amounting to NIS 3,783   thousand.

      (2)    Includes quoted shares whose adjusted equity value at balance sheet date is NIS 60,011 thousand (December 31, 1993 - NIS 57,171 thousand).  The market value of these shares at balance sheet date is NIS 87,097 thousand (December 31, 1993 - NIS 159,976 thousand).

      (3)    The loans to affiliated companies are linked to the consumer price index, bear annual interest rates of 0.5% (December 31, 1993 - 0.8%) and have no specific repayment date.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 10 - Investments in Related and Other Companies (Cont'd)

      B.     Company balance sheet

                                            Consolidated       Affiliated             1994            1993
                                               companies        companies*           Total           Total
                                              ----------       ----------       ----------      ----------
      Shares at cost, include -
       Adjusted equity value at
        the date of acquisition                  153,902           13,802          167,704         166,044

       Initial difference, net                     7,803            5,778           13,581           4,631
                                              ----------       ----------       ----------      ----------
                                                 161,705           19,580          181,285         170,675

      Add -
      The Company's share in the net
       post-acquisition profits                  315,095              377          315,472         292,850

      Total amounts of the initial
       difference amortized                       (4,202)             (41)          (4,243)         (4,260)
                                              ----------       ----------       ----------      ----------
      Book value of shares (1)                   472,598           19,916          492,514         459,265
      Loans (2)                                    9,296                             9,296           8,032

                                              ----------       ----------       ----------
                                                 481,894           19,916          501,810         467,297
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------
      *      Include investment of NIS 312 thousands at other company.

      Supplementary data concerning initial differences which have not been fully amortized:

                                                        December 31, 1994                December 31, 1993
                                              ---------------------------       --------------------------
                                                 Initial          Balance          Initial         Balance
                                                  amount                            amount
                                              ----------       ----------       ----------      ----------
      Excesses of equity over cost                13,393            9,338           10,220             430
      Excesses of cost over equity                     -                -             (292)            (59)
                                              ----------       ----------       ----------      ----------
                                                  13,393            9,338            9,928             371
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      (1)    Includes quoted shares whose adjusted equity value at balance sheet date is
             NIS 299,985 thousand (December 31, 1993 - NIS 276,791 thousand).  The market value of these shares at balance sheet date is NIS 454,250 thousand (December 31, 1993 -
             NIS 823,084 thousand).

      (2)    The loans to related companies are linked to the consumer price index, bear annual interest rates of 0.5% and have no specific repayment date.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 11 - Fixed Assets

A.    Consolidated balance sheet:

                              Building     Buildings         Land Plantations  Vehicles  Machinery   Other      Total      Total
                                leased         under     intended         and                  and  assets
                               out and  construction      for the  irrigation            equipment
                                office               construction     network
                              premises               of buildings
                                                          thereon                                          December 31  December 31
                                   (1)           (2)        (3,4)         (5)                                     1994         1993
                           -----------   -----------  ----------- ----------- ---------- --------  -------- ---------- ------------
                                                      <C.
Cost

Balance at beginning
 of year *                     436,747        45,191       77,774      6,250      3,827     5,469    5,799    581,057    505,451
Additions and transfers         37,667        10,941       20,339         57        971       533      784     71,292     76,780
Disposals                       (3.503)                    (1,749)                 (787)     (643)    (196)    (6,878)    (1,174)1
                               -------       -------      -------    -------    -------   -------  -------    -------    -------
Balance at end of year         470,911        56,132       96,364      6,307      4,011     5,359    6,387    645,471    581,057
                               -------       -------      -------    -------    -------   -------  -------    -------    -------
Accumulated depreciation

Balance at beginning of year*  175,344                                 5,323      1,899     4,904    4,461    191,931    181,326
Additions                       11,018                                    14        515       172      286     12,005     11,602
Disposals                       (1,485)                                            (655)     (599)    (236)    (2,975)      (997)
                               -------                               -------    -------   -------  -------    -------    -------
Balance at end of year         184,877                                 5,337      1,759     4,477    4,511    200,961    191,931
                               -------                               -------    -------   -------  -------    -------    -------
Depreciated cost
 as at December 31, 1994       286,034        56,132       96,364        970      2,252       882    1,876    444,510
                               -------       -------      -------    -------    -------   -------  -------    -------
                               -------       -------      -------    -------    -------   -------  -------    -------
Depreciated cost
 as at December 31, 1993       261,403        45,191       77,774        927      1,928       565    1,338               389,126
                               -------       -------      -------    -------    -------   -------  -------               -------
                               -------       -------      -------    -------    -------   -------  -------               -------

*  Reclassified

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 11 - Fixed Assets (Cont'd)
      A.     Consolidated balance sheet: (Cont'd)

      (1)    The buildings are partly on freehold land and partly on leasehold land (including
             NIS 24,000 thousand in capitalized leasehold and NIS 3,424 thousand in uncapitalized leasehold).  The periods of lease are until the year 2049.

      (2)    Including capitalized leasehold land in the amount of NIS 4,994 thousand for periods ending
             until the year 2091.   For part of the land there is a right to lengthen the lease for periods of
             49 to 99 years.

      (3)    A development contract has been signed relating to land of the cost of NIS 11,800 thousand between two subsidiary companies and the Israel Land Authority for which the companies are committed to carry all the development and construction expenses until December 1997, after postpone.  After the implementation of the commitments a lease contract will be signed between the parties for a period of 49 years.

      (4)    The land are partly on freehold and partly on leasehold (including NIS 64,334 thousand in capitalized leasehold and NIS 681 thousand in uncapitalized leasehold).


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 11 - Fixed Assets (Cont'd)

B.    The Company balance sheet:

                       Building           Land       Vehicles          Other          Total          Total
                         leased       intended                        assets
                        out and        for the
                         office   construction
                       premises   of buildings
                                       thereon                                  December 31    December 31
                                                                                       1994           1993
                     -----------   -----------    -----------    -----------    -----------    -----------
Cost

Balance at
 beginning
 of year                 27,187          9,263 *          813            541         37,804         35,379*
Additions and
 transfers                                 220                           352            572          2,425
Disposals                                 (536)                         (263)          (799)
                     -----------   -----------    -----------    -----------    -----------    -----------
Balance at
 end of year             27,187          8,947            813            630         37,577         37,804
                     -----------   -----------    -----------    -----------    -----------    -----------
Accumulated
 depreciation

Balance at
 beginning of year       13,332                           447            318         14,097         13,176
Additions                   811                            90             26            927            921
Disposals                                                               (260)          (260)
                     -----------   -----------    -----------    -----------    -----------    -----------
Balance at
 end of year             14,143          8,947            537             84         14,764         14,097
                     -----------   -----------    -----------    -----------    -----------    -----------
Depreciated cost
 as at
 December 31,
 1994                    13,044          8,947            276            546         22,813
                     -----------   -----------    -----------    -----------    -----------
                     -----------   -----------    -----------    -----------    -----------
Depreciated cost
 as at
 December 31,
 1993                    13,855          9,263            366            223                        23,707
                     -----------   -----------    -----------    -----------                   -----------
                     -----------   -----------    -----------    -----------                   -----------

*     Reclassified


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 11 - Fixed Assets (Cont'd)

      C.     Rates of depreciation                                                                        %
                                                                                                  ---------
      Buildings                                                                                      2 - 4
      Plantations and irrigation plants                                                            15 - 20
      Vehicles                                                                                          15
      Machinery and equipment                                                                      10 - 20
      Other assets                                                                                  6 - 20

      The difference between the depreciated balance of depreciable fixed assets in the adjusted statements and between the amounts that will be allowable for deduction for tax purposes in the future in relation to those assets, are treated in part as timing differences (differences for which deferred taxes were created) and in part as permanent differences.  The amounts treated as permanent differences are as follows:

                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Balance at beginning of year                                                  69,679          74,791
      Reductions of assets, net                                                     (2,701)           (469)
      Decrease in differences resulting from
       depreciation in the year                                                     (5,422)         (4,643)
                                                                               -----------     -----------
      Balance at end of year                                                        61,556          69,679
                                                                               -----------     -----------
                                                                               -----------     -----------

Note 12 - Deferred Charges and other assets                                                 Amortized cost
                                                    Cost      Accumulated       --------------------------
                                                             amortization             1994            1993
                                              ----------       ----------       ----------      ----------
      A.     Consolidated
      Vacating payments                               41               21               20
      Capital raising expenses                     8,619            4,763            3,856           5,068
      Taxes in connection with
       unrealized profits from
       real estate transactions                    2,724              536            2,188           2,536
                                              ----------       ----------       ----------      ----------
                                                  11,384            5,320            6,064           7,604
      Other assets - initial difference            3,180                             3,180
                                              ----------       ----------       ----------      ----------
      Deferred charges                            14,564            5,320            9,244           7,604
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      B.     The Company

      Taxes in connection with
       unrealized profits from
       real estate transactions                      544              184              360             382
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 13 - Advances from Purchasers of Apartments and Others, Net
                                                                                       Consolidated
                                                                               ---------------------------
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Advances from purchasers                                                      29,863          16,904
      Less - land and work under construction                                       26,371          12,971
                                                                               -----------     -----------
                                                                                     3,492           3,933
                                                                               -----------     -----------
                                                                               -----------     -----------

Note 14 - Credit from Banking Entities
                                                                               Consolidated
                                                                 Terms of      December 31     December 31
                                                                  linkage             1994            1993
                                                              -----------      -----------     -----------
      Overdraft                                                Not linked              213             152
      Import financing                                       German Marks            1,326             473
      Short-term loans                                      17.5% - 17.7%            5,500
                                                                               -----------     -----------
                                                                                     7,039             625
                                                                               -----------     -----------
                                                                               -----------     -----------

Note 15 - Creditors and Credit Balances
                                                     Consolidated                       The Company
                                              ---------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      Suppliers and subcontractors                11,135           13,385
      Sellers of land                             32,542           41,656
      Income received in advance                   6,094            7,929               11              53
      Employees and other liabilities
       related to salaries                         3,461            2,579              824             688
      Deductions and taxes remittable             11,268           12,031              258           2,963

      Subsidiaries:
       Current accounts*                                                            13,337           2,075
      Capital notes - non-interest bearing                                                             572
      Provision for losses of subsidiaries                                           1,204           2,018
      Expenses payable                             8,375            4,380            1,609             610
      Others                                       3,741            2,888               87              74
                                              ----------       ----------       ----------      ----------
                                                  76,616           84,848           16,330           9,053
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      *      Accounts at the sum of NIS 7,537 thousands are linked to the consumer price index and bear annual interest rate of 4.25%.
             Accounts at the sum of NIS 5,800 thousands are not linked and bear annual interest at the rate of prime + 1%.


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 16 - Taxes on Income
      A.     Tax under inflationary conditions

      The Income Tax Law (Adjustments for Inflation) - 1985, effective beginning with the 1985 tax year, put into practice measurements of the results for tax purposes, on a real basis.  The various adjustments required  by the above Law are intended to result in the taxation based on the real income.

      This notwithstanding, the adjustment of the nominal profit according to the tax laws does not always equal the adjustment for inflation according to the opinions of the Institute of Certified
      Public Accountants in Israel.  As a result there are differences between the adjusted profit per the financial statements and the adjusted profit for tax purposes.  In respect of deferred tax relating to these differences, see Note 1D. 11. and Note 16C.  In respect of reconciliation with the theoretical tax rate, see Note 27D.


      B.     Carryforward to coming years of losses and deductions for tax purposes

      Carryforward losses to coming years for tax purposes in subsidiary companies, adjusted for inflation are in the amount of NIS 15,941 thousand as at the balance sheet date (December 31, 1993 -
      NIS 14,153 thousand).  In respect of these losses no deferred taxes have been recorded.
      Losses from securities that are deductible in the future years against a real income from marketable securities amount to at balance sheet date to an adjusted amount of NIS 20,455 thousand.  No deferred taxes have been provided for these losses.
      Deductions for inflation of subsidiaries carried forward are in the amount of NIS 10,866 thousand
      (December 31, 1993 - NIS 8,346 thousand).  The balances of carryforward losses and the deduction for inflation are carried forward linked to the changes in the consumer price index as per the Law mentioned in A above.







                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 16 - Taxes on Income (Cont'd)

      C.     Deferred taxes

      1.     Composition:

                  In respect of  In respect of  In respect of          Other          Total          Total
                    depreciable       building     marketable         timing
                          fixed       projects     securities    differences    December 31    December 31
                         assets  less advances                                         1994           1993
                  -------------  -------------  -------------    -----------       --------    -----------
      a.     Consolidated
      Balance as at
       beginning
       of year           (4,499)       (20,913)        (1,956)         8,555        (18,813)       (14,965)
      Changes              (703)        (4,100)         1,956            345         (2,502)        (3,848)
                       --------       --------       --------       --------       --------       --------
      Balance as at
       at end
       of year           (5,202)       (25,013)                        8,900        (21,315)       (18,813)
                       --------       --------       --------       --------       --------       --------
                       --------       --------       --------       --------       --------       --------
      b.     The Company
      Balance as at
       January 1,
       1994                 (13)                                         280            267            237
      Changes                (3)                                          20             23             30
                       --------                                     --------       --------       --------
      Balance as at
       December 31,
       1994                 (10)                                         300            290            267
                       --------                                     --------       --------       --------
                       --------                                     --------       --------       --------

      2.     The deferred taxes are stated as follows:

                                                      Consolidated                       The Company
                                              ---------------------------       --------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      Under current assets                           868              726              300             280
      Under current liabilities                   (4,568)          (3,641)
      Under long-term liabilities                (17,615)         (15,898)             (10)            (13)
                                              ----------       ----------       ----------      ----------
                                                 (21,315)         (18,813)             290             267
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------





                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 17 - Long-term Liabilities

      A.     Composition:

                                                   Consolidated                       The Company
                                              ---------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
Debentures (1)                                    44,263           50,173
Debentures convertible to shares (2)               8,192           24,445
Loans (3)                                         16,709            8,509           16,508           5,075
                                              ----------       ----------       ----------      ----------
                                                  69,164           83,127           16,508           5,075
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      (1.)   Debentures

      Series - 6 and 7

      Debentures from these series were issued in the past by the Property and Building Corporation
      Limited, and transferred to Property and Building (Finance 1986) Limited (subsidiary) under the framework of a reorganization between the companies which was approved by the court, effective from July 1, 1987, together with the long-term deposits whose source was the proceeds from the issue of the debentures.  These debentures, the balance of which at balance sheet date amount to
      NIS 6,395 thousand (December 31, 1993 - NIS 8,229 thousand) bear interest at the rate of 5%
      per annum and are linked (principle and interest) to the consumer price index.  The redemption dates of the balance of debentures are in the years up to 1997.

      Series B

      Debentures from this series, the balance of which as at the balance sheet date was
      NIS 43,732 thousand were issued by the Property and Building (Finance 1986) Limited (subsidiary)
      per the prospectus published on July 29, 1990.  The debentures bear interest at the rate of 1.85%
      per annum and are linked (principle and interest) to the consumer price index.  The redemption dates are in the years 1995 - 2005.  The debentures were issued to the public at a price of NIS 90 for every NIS 100 nominal value of debenture.

      Guarantees

      In respect of debentures of Series 6 and 7 a lien has been recorded on all the assets of the
      Company and of the subsidiary company.  Debentures from Series B are secured by way of an equal first floating charge on all assets of the subsidiary company.  The Company has guaranteed the full redemption of all the debentures issued and has committed not to create in the future any lien on its assets so long as the series B debentures are not fully redeemed.

      Assurance of regular trading of debentures - See Note 19B.






                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 17 - Long-term Liabilities (cont'd)
      (2.)   Debentures convertible into shares

      A.     Debentures convertible into shares, the balance of which at the balance sheet date was
             NIS 12,288 thousand, were issued by Bayside Land Corporation Ltd. (subsidiary) per a prospectus published on May 5, 1992.  The debentures bear interest at the rate of 0.1% per annum and are linked (principle and interest) to the consumer price index.  The redemption dates are in the years 1995-1997.  Alternatively, conversion is permitted on every business day until June 9, 1997 into  regular shares of NIS 1 nominal value of Bayside Land
             Corporation Ltd. at the conversion rate of NIS 192 nominal value of debentures for one share of NIS 1 nominal value (19,220%), subject to adjustments.


      B.     In 1994, debentures of a nominal value of NIS 10,351 thousand were converted into 53,912 ordinary shares.  Also, the Company paid for redemption of NIS 2,631 thousand debentures the sum of NIS 4,135 thousand.


      C.     The debentures are secured by a first fixed charge on a token deposit which was deposited with the trustee of the debentures.  The subsidiary committed not to create any lien on existing assets to secure any debt or liability without creating a similar lien of like kind and same degree in favor of the trustee until redemption and/or conversion of all the debentures from this issue.

      (3).   Loans

             Composition and terms of loans:

      Consolidated balance sheet
      --------------------------
                                Interest                          Current             1994            1993
                                    rate           Total       maturities          Balance         Balance
                            ------------      ----------       ----------       ----------      ----------
       Outside shareholders
       of a subsidiary                 -           8,685                             8,685           3,269
      Israel Discount
       Bank Ltd.                    5.75           1,047              233              814           1,048
      Sellers of land                  4           9,774            6,462            3,312
      Liabilities for
      construction                                 3,898                             3,898           4,192
                                              ----------       ----------       ----------      ----------
                                                  23,404            6,695           16,709           8,509
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------





                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 17 - Long-term Liabilities (Cont'd)

      The Company
      -----------
                                Interest                          Current             1994            1993
                                    rate           Total       maturities          Balance         Balance
                            ------------      ----------       ----------       ----------      ----------
      Consolidated
       company                      4.25          15,694                            15,694           4,027
      Israel Discount
       Bank Ltd.                    5.75           1,047              233              814           1,048
                                              ----------       ----------       ----------      ----------
                                                  16,741              233           16,508           5,075
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      The above loans are linked at the Consumer Price Index.


      B.     Classification of long-term liabilities by years of maturity

                                                    Consolidated                       The Company
                                              ---------------------------       --------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      Within 12 months -
       current maturities                         16,655           10,205              233             232
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------
      During second year                          13,867           14,170              233             232
      During third year                           10,613           14,623              291             232
      During fourth year                           4,266           14,684              290             292
      During fifth year                            3,976            6,535                              292
      Beyond fifth year till 2005                 23,859           28,929
      Without redemption date *                   12,583            4,192
      A loan repayable not later
       than December 31, 1996, with
       an option of early redemption                                                15,694           4,027
                                              ----------       ----------       ----------      ----------
                                                  69,164           83,127           16,508           5,075
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

      *      The loan of outside shareholders of a subsidiary of the sum of NIS 8,685 payable not earlier of January 1, 1997 and not late of December 31, 2001.


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 18 - Liability in respect of employee severance pay
      A.     The commitments in respect of employee severance pay of the Company and its subsidiary companies are fully covered by deposits with severance pay funds, profits and linkage increments accrued thereon, insurance policies and provisions.  With respect to the major part of the abovementioned sums, the group companies have no rights of withdrawal.

      B.     Composition
                                                    Consolidated                       The Company
                                              ---------------------------       --------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
             Liability in respect of
              employee severance                   6,881            9,014              246             224
             Less - amounts funded*                5,230            5,575              246             224
                                              ----------       ----------       ----------      ----------
                                                   1,651            3,439                -               -
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

             *      Not including the surrender values of insurance policies for severance pay.

      C.     In 1989, A wholly-owned subsidiary committed itself to a retirement arrangement with a member of its board of directors of the subsidiary (who served as general manager of the subsidiary until December 31, 1988) and to decreased retirement arrangement with his widow after his death.  Upon the death of the ex general manager the liability decreased by the sum of NIS 1.9 million.  Based on an independent actuary's opinion, a liability amounting to NIS 1.7 million (December 31, 1993 - NIS 4 millions) is included in the balance sheet.

Note 19 - Contingent Liabilities and Commitments

                                                    Consolidated                       The Company
                                              ---------------------------       --------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      A.     Guarantees Granted

      1.     In respect of dwelling
              purchase insurance*                    379              457              379             457
      2.     On behalf of subsidiary
              companies**                             35               86           70,331          53,193


             *      See also Note 9C.
             **     Relating to implementation guarantees.  The Company balance sheet includes also guarantees relating to debentures issued.

      The guarantees are linked mainly to the consumer price index and partly to the construction input index and to the rate of the U.S. dollar.






                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 19 - Contingent Liabilities and Commitments (Cont'd)
      B.     Commitments

      1.     In the terms of a prospectus for the issue of debentures (series "B") by a subsidiary as stated
             in Note 17A., the Company supplied a bank with debentures out of the aforementioned issue, in an amount of NIS 375,000 N.V. and cash of NIS 337,500 linked with terms identical to those of the debentures.  The debentures and cash held by the bank will be used to ensure regular trading at the stock exchange and will be reduced proportionately to the repayment of the debentures.  As at December 31, 1994, balances held by the bank, per the above arrangement, amounted to NIS 377 thousand (nominal value) in debentures and NIS 547 thousand in cash (including short-term deposits) (December 31, 1993 - NIS 375 thousand nominal value and NIS 578 thousand, in cash).

      2.     There are commitments of the Company and consolidated companies  in respect of construction works and land purchasing estimated at balance sheet date to an approximate amount of NIS 104 million.

      3.     In respect of land that was purchased by consolidated companies, there is a commitment under certain terms, to add to the value the equivalent sum of U.S. $625,000.  After the balance sheet date the commitment was paid.

      4.     A subsidiary leased out part of a building to the Government of Israel for a term of 15 years, from the year 1992, with a right, of the lessee, to shorten the term to 12 years.


      C.     In May 1986, a claim was lodged against the Company and a subsidiary, in respect of brokerage fees for a real estate transaction.  As at balance sheet date the claim was set at approximately NIS 5 million (including linkage increments).  According to legal counsel of the
             Company, under the circumstances of the case as described by the companies and based on data supplied by them and the criteria set forth by court decisions in similar cases, the claimant is not entitled to brokerage fees, neither from the Company nor from its subsidiary;
             accordingly no provision therefor has been made in the accounts with relation to the aforementioned claim.


      D.     The Value Added Tax authorities have issued assessments to a consolidated subsidiary, for the period January 1, 1990 through September 30, 1994, wherein they disallowed the offsetting of tax input items relating to development activities, in an amount of NIS 3.2 million including linkage differences, interest, and penalties. In the opinion of its legal counsel representing the Company in this case, there are good reasons that the assessed amounts will be cancelled and, accordingly, no provision therefore has been recorded in the books.



                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 20 - Income from Construction and Other Sources
                                                                              Consolidated
                                                              --------------------------------------------
                                                               Year ended       Year ended      Year ended
                                                              December 31      December 31     December 31
                                                                     1994             1993            1992
                                                               ----------       ----------      ----------
      Apartments, stores and land                                 175,310          136,656          40,209
      Air-conditioning systems and others                          21,070           16,805          14,794
      Citrus crop                                                     758              823             916
                                                               ----------       ----------      ----------
                                                                  197,138          154,284          55,919
                                                               ----------       ----------      ----------
                                                               ----------       ----------      ----------

Note 21 - The Company's Share in the Net Earnings of Related Companies

                                  Consolidated                                  The Company
                    -----------------------------------------    -----------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                     ----------     ----------     ----------     ----------     ----------     ----------
The Company's share,
 net, in the
 earnings of
 related companies*       4,611          4,630          3,780         25,604         34,297         23,177
Add - Portion
 of initial
 difference
 amortized                 (186)            (5)           156             18             58             47
                     ----------     ----------     ----------     ----------     ----------     ----------
                          4,425          4,625          3,936         25,622         34,355         23,224
                     ----------     ----------     ----------     ----------     ----------     ----------
                     ----------     ----------     ----------     ----------     ----------     ----------
* Includes dividend
 received                 1,437          4,054          1,532          5,742          3,785          3,349
                     ----------     ----------     ----------     ----------     ----------     ----------
                     ----------     ----------     ----------     ----------     ----------     ----------

Note 22 - Income from Investments and Fixed Assets

                                  Consolidated                                  The Company
                    -----------------------------------------    -----------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                     ----------     ----------     ----------     ----------     ----------     ----------
Profit from issues
 of capital by
 related companies        3,549          6,200          3,482          3,549          6,200          3,482
Gains on realization of
 investments in
 related companies        1,044                         4,094                                        4,094
Gains on sale of fixed
 assets and land         10,368          2,392          3,492                                          (20)
                     ----------     ----------     ----------     ----------     ----------     ----------
                         14,961          8,592         11,068          3,549          6,200          7,556
                     ----------     ----------     ----------     ----------     ----------     ----------
                     ----------     ----------     ----------     ----------     ----------     ----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 23 - Income from Securities, Financing and Others, Net

                                  Consolidated                                  The Company
                    -----------------------------------------    -----------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                     ----------     ----------     ----------     ----------     ----------     ----------
Gains
 relating to
 marketable
 securities
 and compulsory
 government loans                        5,672          6,478                                           71
Interest from
 securities                              1,356          1,046                                           13
                                    ----------     ----------                                   ----------
                                         7,028          7,524                                           84

Interest -

 From banks
  and others              1,615          1,812          1,679            163                            38
 From related
  companies                  52             52             18            103             51            705
Management fees           1,591            877            734          1,097          1,085          1,079
Decrease in the
 liability for pension    1,928
Other income                                              595
                     ----------     ----------     ----------     ----------     ----------     ----------
                          5,186          9,769         10,550          1,363          1,136          1,906
                     ----------     ----------     ----------     ----------     ----------     ----------
                     ----------     ----------     ----------     ----------     ----------     ----------

Note 24 - Construction Costs and Others
                                                                              Consolidated
                                                               -------------------------------------------
                                                               Year ended       Year ended      Year ended
                                                              December 31      December 31     December 31
                                                                     1994             1993            1992
                                                               ----------       ----------      ----------
      Apartments, stores and land -
      Construction expenses                                       113,528           91,572          33,476
      Land                                                         18,455           10,589           6,699
      Change in inventories of apartments and stores                  635            4,709          (6,125)
                                                               ----------       ----------      ----------
                                                                  132,618          106,870          34,050

      Air-conditioning systems and others -
      Materials and installation                                   18,559           15,672          13,005
      Change in inventories of air-conditioning
       and other equipment                                           (823)            (820)           (190)
                                                               ----------       ----------      ----------
                                                                   17,736           14,852          12,815
                                                               ----------       ----------      ----------
      Citrus crop -
      Cultivating and picking expenses                                886              925             882
                                                               ----------       ----------      ----------
      Total costs                                                 151,240          122,647          47,747
                                                               ----------       ----------      ----------
                                                               ----------       ----------      ----------



                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 25 - Depreciation and Amortization

                                  Consolidated                                  The Company
                    -----------------------------------------   ------------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
Depreciation             12,005         10,716         10,145            927            921            927
Amortization              1,066          1,481          1,266             22             22             22
                    -----------    -----------    -----------    -----------    -----------    -----------
                         13,071         12,197         11,411            949            943            949
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------

Note 26 - Financing Charges

                                  Consolidated                                  The Company
                    -----------------------------------------   ------------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
Decrease of
 securities              28,097                                           22             31
Interest on
 securities              (1,259)                                          (8)           (13)
                    -----------                                  -----------    -----------
                         26,838                                           14             18

To related companies                                                     700            135             74
In respect
 of debentures            1,152          1,596          1,049                             -              -
To banks and others         729            832            672            139             80            149
To income tax                94              3                                            4              -
                    -----------    -----------    -----------    -----------    -----------    -----------
                         28,813          2,431          1,721            853            237            223
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------

Note 27 - Taxes on Income

A.    Composition:

                                  Consolidated                                  The Company
                    -----------------------------------------   ------------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
Provision for
 current year            32,615         26,729         22,947            281          1,199          1,716
Adjustments relating
 to prior years            (459)           760             70
Deferred taxes, net       2,424          4,004            969            (21)           (27)           (21)
Effect of change
 in tax rates                                          (1,299)                                          24
                    -----------    -----------    -----------    -----------    -----------    -----------
                         34,580         31,493         22,687            260          1,172          1,719
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------

Note 27 - Taxes on Income (Cont'd)
      B.     Final tax assessments for the Company have been received through the years 1989.
             Subsidiary companies have received final assessments for tax years 1984 - 1992.  One subsidiary has not received tax assessments since inception (1986).

      C.     In accordance with Amendment 91 to the Income Tax Ordinance, 1994, enacted on
             December 31, 1992, the Company tax rate is being reduced from the rate of 40% in force in 1992.  The aforesaid reduction is being affected in stages over four years until the year
             1996 when the rate will be 36%.  Thus the tax rate in 1994 stood at 38%.

             Accordingly, the deferred taxes have been adjusted at the end of 1992 based on the tax rates which are expected to be in effect at the dates when the deferred taxes will be realized and carried to the statement of earnings.



          Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
--------------------------------------------------------------------------------


Note 27 - Taxes on Income (Cont'd)

D.    The main differences between the theoretical tax on the reported income and the amount of the provision for taxes actually charged for the current year:

                                  Consolidated                                  The Company
                    -----------------------------------------   ------------------------------------------
                     Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
Adjusted income
 before taxes
 per statement
 of earnings             77,020         86,631         65,392         28,640         41,317         32,945
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------
Statutory
 tax rate (%)                38             39             40             38             39             40
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------
Theoretical tax
 on the
 adjusted earnings       29,268         33,786         26,157         10,883         16,115         13,178

Addition (saving) of tax, from:
Company's share in
 the net earnings of
 related companies       (1,681)        (1,804)        (1,574)        (9,736)       (13,398)        (9,267)
Realization of
 investments in
 and profit on
 issue of capital
 by related companies    (1,693)        (2,418)        (3,031)        (1,349)        (2,418)        (3,031)
Expenses not recognized
 for tax purposes:
 Depreciation and
  amortization            2,721          1,950          2,033            266            280            291
 Others                     624            374            177            138            180             64
Inflationary
 erosion of advance
 tax payments             1,036            760            666             50             36             24
Income subject to
 reduced tax rates         (949)          (600)          (269)                                         (22)
Losses carryforward
 from prior years          (588)          (619)          (415)
Losses for which
 deferred taxes were
 not provided (mainly
 from securities)         7,811             12            309
Outside shareholder
 in joint venture          (832)          (267)          (320)
The effect of changes
 in tax rates                                          (1,299)                                          24
Others - net               (678)          (441)           183              8            377            458
Adjustments in relating
 to prior years            (459)           760             70
                    -----------    -----------    -----------    -----------    -----------    -----------
                         34,580         31,493         22,687            260          1,172          1,719
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 28 - Related Parties and Interested Parties

      Consolidated
                                                               Year ended       Year ended      Year ended
                                                              December 31      December 31     December 31
                                                                     1994             1993            1992
                                                               ----------       ----------      ----------
      A.     Balance sheet data

      Loans, deposits, securities and cash at banks                23,525           33,449          17,404
      Loans from banks                                              5,086            1,906             475
      Creditors - land sellers and others                                              264             391
      Proposed dividend                                             8,635            9,509           7,243


      B.     Statement of earnings data

      Financing income from deposits and loans

      From related parties                                             52               51              18
      From banks and others                                         1,149              358             454

      Other income from related parties

      Management fees                                               1,591              877             734
      Rent                                                         11,598           10,965          12,853
      Profit from issues of capital
       by related companies                                                          2,587              73

      Financing charges to related parties                                             135              74

      Banks and others                                                729              402             401

      Salary and fringe benefits to an interested
       party employed by the Company                                  940              919             858

      Payments to members of the Board of Directors
       (for 8 directors)                                              231              233             219


      C.     Trust funds are managed by a related parties.



                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 29 - Post Balance Sheet Date Events
A.    On December 14, 1994 the Board of Directors of the Company resolved to transfer 100% of the shares of Naveh Building and Development Ltd and 80% of the shares of Gad Construction Co. Ltd
      (the remaining 20% are held by Naveh) which are held by Property and Building Co. Ltd to Hadarim
      Properties Ltd. (hereinafter Hadarim), in consideration for the private placement of 3,281,500 shares of Hadarim of a par value of NIS 1 each at a price of NIS 74.63 per share to Property and
      Building Co. Ltd.  The private placement is subject to the approval of the General Shareholders'
      meeting of Hadarim which will take place on March 27, 1995.

B.    In connection with the above private placement Property and Building Co has undertaken to indemnify Hadarim for the value of plots of land of a subsidiary, in respect of which there is a contract with the Israel Lands Authority, in the event that the contract will not be extended and the plots will revert to the authority.  In the event that a payment will have to be made to the authority.
      Property and Building Co will pay to Hadarim an amount which will not exceed NIS 11.1 million.
      Such amount will be linked to the cost of living index and will be bear interest of 8% p.a.  The letter of indemnity will come into force after the approval of the private placement by the General
      Shareholders' meeting of Hadarim.


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 30 - Condensed Financial Statements in Nominal (Historical) Value

      A.     Balance Sheet

                                                   Consolidated                      The Company
                                              ---------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      Current Assets

      Cash and cash equivalents                   23,219           26,409              635             731
      Short-term deposits and loans                  662            1,215
      Current maturities of long-term
       deposits and loans                          1,195            1,016
      Marketable securities                       78,475          109,810              584             526
      Compulsory government loans                     34              208
      Customers                                   17,296           23,300              103               1
      Accounts receivable and
       debit balances                             17,566           11,512            1,354           3,864
      Building projects and
       other inventories                          23,287           19,240
                                              ----------       ----------       ----------      ----------
                                                 161,734          192,710            2,676           5,122
                                              ----------       ----------       ----------      ----------
      Land                                       108,990           77,296 *         10,199             262
                                              ----------       ----------       ----------      ----------
      Long-term Deposits and Loans                 2,887            3,542
                                              ----------       ----------
      Investments

      In related and other companies              66,387           49,576          275,527         218,287
                                              ----------       ----------       ----------      ----------
      Fixed Assets

      Buildings, land, plantations and other     219,479          148,724*           6,794           6,796*

      Less/- Accumulated depreciation             12,355            7,119              298             236
                                              ----------       ----------       ----------      ----------
                                                 207,124          141,605            6,496           6,560
                                              ----------       ----------       ----------      ----------
      Deferred Charges
       and other assets                           20,825           16,492*           5,798              36*
                                              ----------       ----------       ----------      ----------

                                              ----------       ----------       ----------      ----------
                                                 567,947          481,221          300,696         230,267
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------
      *      Reclassified


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 30 - Condensed Financial Statements in Nominal (Historical) Value (Cont'd)

      A.     Balance Sheet (Cont'd)
                                                     Consolidated                      The Company
                                              ---------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
      Current Liabilities

      Advances from purchasers of
       apartments and others, net                  9,670            5,325
      Credit from banking entities                 7,039              749              233             203
      Current maturities of
       long-term liabilities                      16,655            8,717                            9,200
      Creditors and credit balances               75,703           76,040           17,935
      Deferred taxes                                 292              220
      Proposed dividend                            8,635            8,308            6,028           6,028
                                              ----------       ----------       ----------      ----------
                                                 117,994           99,359           24,196          15,431
                                              ----------       ----------       ----------      ----------
      Long-term Liabilities

      Long term loans                             69,164           70,482           16,508           4,434
      Liability in respect of
       employee severance pay                      1,651            3,005
                                              ----------       ----------       ----------      ----------
                                                  70,815           73,487           16,508           4,434
                                              ----------       ----------       ----------      ----------

      Interest of Outside Shareholders           119,146           97,973
                                              ----------       ----------
      Shareholders' Equity

      Share capital (Note 30D.)                    3,546            3,546            3,546           3,546
      Capital surplus                             11,019           11,019           11,019          11,019
      Retained earnings                          245,427          195,837          245,427         195,837
                                              ----------       ----------       ----------      ----------
                                                 259,992          210,402          259,992         210,402
                                              ----------       ----------       ----------      ----------

                                              ----------       ----------       ----------      ----------
                                                 567,947          481,221          300,696         230,267
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------
      *      Reclassified
                                                                                                         43


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------



Note 30 - Condensed Financial Statements in Nominal (Historical) Value (Cont'd)

B.    Statements of Earnings for the Year Ended December 31

                                  Consolidated                                  The Company
                    -----------------------------------------   ------------------------------------------
                    December 31    December 31    December 31    December 31    December 31    December 31
                           1994           1993           1992           1994           1993           1992
                    -----------    -----------    -----------    -----------    -----------    -----------
Income

Rentals and
 warehousing             77,081         66,074         57,287          5,536          5,253          4,686
From construction
 and other sources      177,538        124,282         40,571
The Company's share
 in the net earnings
 of related companies    10,881          5,848          6,678         50,003         43,676         26,021*
Gains and other credits
 relating to investments
 and fixed assets        17,501         12,676         13,951          5,734         10,660          8,744
Income from securities,
 financing and
 others, net             11,204         20,529         13,639          2,459          1,792          1,996*
                    -----------    -----------    -----------    -----------    -----------    -----------
                        294,205        229,409        132,126         63,732         61,381         41,447
                    -----------    -----------    -----------    -----------    -----------    -----------
Cost and expenses

Cost of construction and
 other sources          123,289         90,938         30,766
Administrative, selling
 and others              21,612         19,200         16,789          4.392          3,611          2,884
Property maintenance
 (excluding depreciation) 7,142          7,124          6,026            909            833            623
Depreciation and amortization3,630       2,967          3,060             83             65             59
Property taxes on land    4,290          2,120          1,703            506            271            210
Financing                24,554         10,614          7,974          2,079            567            471
                    -----------    -----------    -----------    -----------    -----------    -----------
                        184,517        132,963         66,318          7,969          5,347          4,247
                    -----------    -----------    -----------    -----------    -----------    -----------
Earnings before
 taxes on income        109,688         96,446         65,808         55,763         56,034         37,200

Taxes on income          29,230         20,634         17,363            145            950          1,300
                    -----------    -----------    -----------    -----------    -----------    -----------
Earnings after taxation  80,458         75,812         48,445         55,618         55,084         35,900

Less/- Outside shareholders'
interest in earnings     24,840         20,728         12,545
                    -----------    -----------    -----------    -----------    -----------    -----------
Net earnings for
 the year                55,618         55,084         35,900         55,618         55,084         35,900
                    -----------    -----------    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------    -----------    -----------

* Reclassified



                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 30 - Condensed Financial Statements in Nominal (Historical) Value (Cont'd)

      C.     Statement of Shareholders' Equity
                                                   Share          Capital         Retained           Total
                                                 capital         reserves         earnings
                                              ----------       ----------       ----------      ----------
      Balance as at
       January 1, 1992                             3,546              111          125,867         129,524

      Net earnings for the year
       ended December 31, 1992                                                      35,900          35,900
      Capitalization of earnings related
       to an issue of a subsidiary                                  3,868           (3,868)
      Proposed dividend - 115%                                                      (4,078)         (4,078)
                                              ----------       ----------       ----------      ----------
      Balance as at
       December 31, 1992                           3,546            3,979          153,821         161,346

      Net earnings for the year
       ended December 31, 1993                                                      55,084          55,084
      Capitalization of earnings
       of subsidiaries                                              7,040           (7,040)
      Proposed dividend - 170%                                                      (6,028)         (6,028)
                                              ----------       ----------       ----------      ----------
      Balance as at
       December 31, 1993                           3,546           11,019          195,837         210,402

      Net earnings for current year                                                 55,618          55,618
      Proposed dividend - 170%                                                      (6,028)         (6,028)
                                              ----------       ----------       ----------      ----------
                                                   3,546           11,019          245,427         259,992
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------
      D.     Share capital

      1.     Composition:
                                                              Consolidated and the Company
                                             -------------------------------------------------------------
                                                               Authorized            Issued and fully paid
                                             ----------------------------      ---------------------------
                                             December 31      December 31      December 31     December 31
                                                    1994             1993             1994            1993
                                              ----------       ----------       ----------      ----------
                                                     NIS              NIS              NIS             NIS
                                              ----------       ----------       ----------      ----------
      Ordinary shares of NIS 1 N.V.
       each (registered) quoted                6,000,000        6,000,000        3,545,814       3,545,814
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 30 - Condensed Financial Statements in Nominal (Historical) Value (Cont'd)
      D.     Share capital

      2.     On May 19, 1992 the Company published a profile regarding the private placement of options exercisable for ordinary registered shares of NIS 1 nominal value each, of the Company, including up to NIS 24,996 to senior employees of the Company and its subsidiaries
             (including NIS 7,099 to a related party).  Half of the options were granted within the date of the profile and the second half was granted within a year from that date.  The options will be exercisable during a three year period beginning from two years after their having been granted.

             On December 2, 1994, the Company published an additional profile with respect to a private placement of options, exercisable for registered ordinary shares of NIS 1 par value of the
             Company having an aggregate par value of NIS 14,860, to senior employees of the Company and its subsidiaries (including NIS 4,250 par value to a related party).  Half of the options were granted soon after the date of the profile, while the other half will be granted one year from such date.  The options will be exercisable during a two year period beginning from the date they were granted.

             Assuming exercise of all of the options, the total shares distributed will represent approximately 1.12% of the Company's equity and the voting power therein.

Note 31 - Statements for Incorporation in the Financial Statements of PEC
      A.     Change in Reporting Principles

      The main consolidated financial statements of Property and Building Corporation Limited and
      Subsidiary Companies as at December 31, 1994 and for the year ended at that date are prepared in NIS adjusted for the changes in the consumer price index, according to the rules set forth in the opinions of the Institute of Certified Public Accountants in Israel.

      For the purpose of their inclusion in the financial statements of the ultimate American shareholder of the Company, PEC Israel Economic Corporation ("PEC"), the Company prepared these special condensed financial statements  ("special statements") which are presented in accordance with the instructions of PEC (see below).

      Up to and including December 31, 1992, for the purpose of inclusion in the financial statements of PEC, the Company prepared financial statements in U.S. dollars ("dollars").  These dollar financial statements were translated into dollar terms in accordance with the remeasurement principles set forth in Opinion No. 52 of the Financial Accounting Standards Board of the United States for
      entities operating in highly inflationary economies.

      The rate of inflation declined significantly in recent years.  For this reason, in 1993 PEC decided that the translation to dollars will be done in accordance with the principles applied regarding economies which are no longer considered highly inflationary.


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (cont'd)
      A.     Change in Reporting Principles (cont'd)

      These statements were prepared for the purpose of their translation into dollars and inclusion in the consolidated financial statements of PEC, according to the instructions of PEC, as follows:

      1.     The special statements are prepared in nominal NIS.

      2.     The balances in NIS as at January 1, 1993, were calculated by the translation to NIS of the non-monetary assets and capital reserves and surplus as presented in the dollar statements as at December 31, 1992 according to the exchange rate in effect at that date ($1 =
             NIS 2.764).

      3.     Transactions executed after January 1, 1993 are stated in the special statements at their original value in nominal NIS.

      4.     In addition to their being presented according to the instructions of PEC, the special statements were adjusted to the generally accepted accounting principles in the United
             States.




                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (Cont'd)

      B.     Condensed Financial Statements

      1.     Balance Sheet

                                                                                     Consolidated
                                                                               ---------------------------
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Current Assets

      Cash and cash equivalents                                                     23,219          26,409
      Short-term deposits and loans                                                    662           1,215
      Current maturities of long-term deposits and loans                             1,195           1,016
      Marketable securities                                                         78,475         104,853
      Compulsory government loans                                                       34             208
      Customers                                                                     17,296          23,300
      Accounts receivable and debit balances                                        15,821           9,390
      Building projects and other inventories                                       29,439          29,756
                                                                               -----------     -----------
                                                                                   166,141         196,147
                                                                               -----------     -----------


      Land                                                                         134,808         107,635*
                                                                               -----------     -----------
      Long-term Deposits and Loans                                                   2,887           3,542
                                                                               -----------     -----------
      Investments

      In related and other companies                                                82,956          69,340
                                                                               -----------     -----------


      Fixed Assets

      Buildings, land and other                                                    373,752         309,905*

      Less/- Accumulated depreciation                                               80,568          75,575*
                                                                               -----------     -----------
                                                                                   293,184         234,330
                                                                               -----------     -----------

      Deferred Charges and Other Assets                                             16,243           6,449*
                                                                               -----------     -----------

                                                                               -----------     -----------
                                                                                   696,219         615,929
                                                                               -----------     -----------
                                                                               -----------     -----------
      *      Reclassified.

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (Cont'd)

      B.     Condensed Financial Statements (Cont'd)

      1.     Balance Sheet (Cont'd)
                                                                                     Consolidated
                                                                               ---------------------------
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------
      Current Liabilities

      Advances from purchasers of apartments and others, net                         8,108           4,081
      Credit from banking entities                                                   7,039             749
      Current maturities of long-term liabilities                                   16,655           8,717
      Creditors and credit balances                                                 75,757          73,528*
      Deferred taxes                                                                 1,434               5
      Proposed dividend                                                              8,635           8,308
                                                                               -----------     -----------
                                                                                   117,628          95,388
                                                                               -----------     -----------

      Long-term Liabilities

      Long-term loans                                                               69,164          72,994*
      Deferred taxes                                                                 2,945           3,743
      Liability in respect of employee severance pay                                 1,651           3,005
                                                                               -----------     -----------
                                                                                    73,760          79,742
                                                                               -----------     -----------
      Interest of Outside Shareholders                                             160,079         138,052
                                                                               -----------     -----------
      Shareholders' Equity

      Share capital                                                                 80,729          80,729
      Capital surplus                                                                7,934           7,623
      Retained earnings                                                            256,089         214,395
                                                                               -----------     -----------
                                                                                   344,752         302,747
                                                                               -----------     -----------

                                                                               -----------     -----------
                                                                                   696,219         615,929
                                                                               -----------     -----------
                                                                               -----------     -----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (Cont'd)

      B.     Condensed Financial Statements (Cont'd)

      2.     Statement of Earnings for the Year Ended December 31

                                                                                        Consolidated
                                                                               ---------------------------
                                                                                      1994            1993
                                                                               -----------     -----------
      Income

      Rentals and warehousing                                                       77,081          66,130
      From construction and other sources                                          177,866         128,896
      The Company's share in the net
       earnings of related companies                                                 7,055           1,798
      Gains and other credits relating to
       investments and fixed assets                                                 15,213          10,022
      Income from securities, financing
       and others, net                                                              11,272          16,024
                                                                               -----------     -----------
                                                                                   288,487         222,870
                                                                               -----------     -----------
      Cost and expenses

      Cost of construction and other sources                                       129,938          99,386
      Administrative, selling and others                                            21,933          19,534
      Property maintenance (excluding depreciation)                                  7,161           7,153
      Depreciation and amortization                                                  7,053           6,547
      Property taxes on land                                                         4,290           2,120
      Financing                                                                     25,769          10,475
                                                                               -----------     -----------
                                                                                   196,144         145,215
                                                                               -----------     -----------

      Earnings before taxes on income                                               92,343          77,655

      Taxes on income                                                               23,047          18,186
                                                                               -----------     -----------
      Earnings after taxation                                                       69,296          59,469

      Less/- Outside shareholders' interest in earnings                             23,924          16,157
                                                                               -----------     -----------

      Net earnings before effect of an accounting change                            45,372          43,312

      Accumulated effect as at January 1, 1994 of
       adjustment in accounting treatment of
       income from marketable securities                                             2,350               -
                                                                               -----------     -----------

      Net earnings                                                                  47,722          43,312
                                                                               -----------     -----------
                                                                               -----------     -----------
      Earnings per Share
      Primary earnings per share of NIS 1.00 par value                               13.46           12.21
                                                                               -----------     -----------
                                                                               -----------     -----------

                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (Cont'd)

      B.     Condensed Financial Statements (Cont'd)

      3.     Statement of Shareholders' Equity

                                                   Share          Capital         Retained           Total
                                                 capital          surplus         earnings
                                              ----------       ----------       ----------      ----------
      Balance as at
       January 1, 1993                            80,729              134          184,266         265,129

      Net earnings for the year
       ended December 31, 1993                                                      43,312          43,312

      Capitalization of earnings
       of subsidiaries                                              7,155           (7,155)

      Paid in capital stock options                                   334                              334

      Proposed dividend - 170%                                                      (6,028)         (6,028)
                                              ----------       ----------       ----------      ----------
      Balance as at
       December 31, 1993                          80,729            7,623          214,395         302,747

      Net earnings for the year
       ended December 31, 1994                                                      47,722          47,722

      Paid in capital stock options, net                              311                              311

      Proposed dividend, net - 170%                                                 (6,028)         (6,028)
                                              ----------       ----------       ----------      ----------
      Balance as at
       December 31, 1994                          80,729            7,934          256,089         344,752
                                              ----------       ----------       ----------      ----------
                                              ----------       ----------       ----------      ----------


                                                        Property and Building Corporation Limited and Subsidiary Companies

Notes to the Financial Statements as at December 31, 1994 (in NIS thousands)
----------------------------------------------------------------------------------------------------------------------------------


Note 31 - Statements for Incorporation in the Financial Statements of PEC (Cont'd)

      C.     Adjustment of the nominal income
              to the income for the purpose of PEC:

                                                                                Year ended      Year ended
                                                                               December 31     December 31
                                                                                      1994            1993
                                                                               -----------     -----------

      Nominal net income as per the statement of earnings                           55,618          55,084

      Adjustment of differences relating to the following items:

      Advances from apartment purchasers                                               328           4,614
      Construction work and land                                                    (6,649)         (8,449)
      The Company's share in the net earnings
       of related companies                                                         (3,826)         (4,050)
      Income from investments and fixed assets                                      (2,288)         (2,654)
      Financing                                                                     (1,215)         (4,505)
      Depreciation and amortization                                                 (3,423)         (3,580)
      Deferred taxes                                                                 6,183           2,449
      Outside shareholders' interest in earnings                                       916           4,571
      Others                                                                          (272)           (168)
      Accumulated effect as at January 1, 1994
       of adjustment in accounting treatment of
       income from marketable securities, net                                        2,350
                                                                               -----------     -----------

      Net income as for the "special purpose"
       statement of earnings                                                        47,722          43,312
                                                                               -----------     -----------
                                                                               -----------     -----------


                                             Property and Building Corporation Limited and Subsidiary Companies

Annex - Percentage of Holding in Related Companies as at December 31, 1994

                                                                                      Percent of holding(1)
                                                                               ---------------------------
                                                                                    Voting          Equity
                                                                               -----------     -----------
                                                                                         %               %
                                                                               -----------     -----------
      Subsidiary companies

      Property and Building (Finance 1986) Ltd.                                     100.00          100.00
      Bayside Land Corporation Ltd.*                                                 66.05           61.18
      Naveh Building & Development Ltd.                                             100.00          100.00
      Hadarim Properties Ltd.                                                        72.67           72.67
      Merkaz Herzlia "A" Ltd.                                                       100.00          100.00
      Merkaz Herzlia "B" Ltd. (2)                                                   100.00           74.16
      "Hon" Investment and Trust Company Ltd.                                       100.00          100.00
      Shadar Building Company Ltd.                                                  100.00          100.00
      Aclim 2000 for Ecology Ltd.                                                   100.00           50.00
      "Gad" Building Company Ltd.                                                   100.00          100.00
      "Gilat" Building and Housing in Development Areas Ltd.                        100.00          100,00
      "Ispro" The Israeli Properties Rental Corp. Ltd.                               55.20           55.20
      Science Based Campus Ltd.                                                      50.00           50.00
      Nichsei Nachalat Beit Hashoeva B.M.                                            50.00           50.00

      Affiliated companies

      Mehadrin Ltd.                                                                  31.20           31.20
      Pri - Or Ltd. (3)                                                              12.12           12.12
      Bartan Holdings and Investment Ltd.                                            37.19           37.19
      K.B.A Townbuilders Group LTD (4)                                               20.59           20.59


      (1)    Including shareholding through subsidiary companies.

      (2)    This shareholding entitles the Company to 97.35% of the profits distributed by way of cash dividend.

      (3)    An additional shareholding is held in "Pri-Or" through "Mehadrin".

      (4)    Directly and through A.A. Holdings Ltd.  As from October 1994 the Company's share in the net earnings of K.B.A. has been included in these financial statements.

      *      In accordance with the plan for the distribution of options to senior employees exercisable for ordinary shares of NIS 1 par value of the Bayside Land Company, Ltd. from November 13,
             1994, options are to be distributed, at no consideration, having an aggregate par value of
             NIS 6,970.  The options are granted in two annual equal portions and will first become exercisable at the end of the two year period beginning on the date of their grant, at the exercise prices approved in the exercise plan.  The exercise of all of the options will result in a 0.52% decrease in voting power in the Company and 0.36% decrease in the equity.



Tambour Limited and Subsidiaries
Financial Statements
December 31, 1994

                                                Tambour Limited and Subsidiaries

Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------



Contents

                                                                           Page

Consolidated Balance Sheets                                                   2

Consolidated Statements of Income                                             4

Statement of Shareholders' Equity                                             5

Consolidated Cash Flow Statements                                             6

Balance Sheets                                                                9

Statements of Income                                                         11

Cash Flow Statements                                                         12

Notes to the Financial Statements                                            14

Appendix                                                                     56

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Haifa, March 6, 1995




Independent Auditor's Report to the Shareholders of
Tambour Limited



We have audited the balance sheets of Tambour Limited ("the Company") and the balance sheets of the Company and subsidiary companies as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For the purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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




--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

The financial statements of a consolidated company whose revenues in 1992 comprised approximately 3.3% of the total revenues in the consolidated statement of income, were audited in 1992 by another auditor.


In our opinion, based on our audit and the reports of another auditor, as mentioned above, the above-mentioned financial statements present fairly the financial position of the Company and of the Company and subsidiary companies as at December 31, 1994 and 1993, the results of operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 22 to the financial statements.



Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)

Consolidated Balance Sheets as at December 31
------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                                       1994           1993
                                                               Adjusted NIS   Adjusted NIS
                                                        Note      thousands      thousands
                                                  ----------     ----------     ----------
Current assets

Cash and cash equivalents                                            17,054         16,375
Marketable securities                                      3         46,097         73,665
Accounts receivable - trade                               4A         79,763         76,007
Other receivables                                         4B         36,738         15,988
Bank deposits                                             5A         31,744         21,195
Inventories                                                6         81,413         75,128
                                                                -----------    -----------
                                                                    292,809        278,358
                                                                -----------    -----------

Investments and long-term assets

Affiliated companies and others                           7B         23,997         19,450
Bank deposits and other receivables                       5B         60,943          2,604
Deferred taxes, net                                      16C          3,978          6,717
                                                                -----------    -----------

                                                                     88,918         28,771
                                                                -----------    -----------

Property, plant and equipment                              8

Cost                                                                365,051        344,285
Less:  Accumulated depreciation                                     264,218        252,067
                                                                -----------    -----------

                                                                    100,833         92,218
                                                                -----------    -----------

Intangible assets, net                                                  295            583
                                                                -----------    -----------


                                                                    482,855        399,930
                                                                -----------    -----------
                                                                -----------    -----------


The accompanying notes and appendix are an integral part of the financial statements.

                                                                                             Tambour Limited and Subsidiaries

----------------------------------------------------------------------------------------------------------------------------------


                                                                       1994           1993
                                                               Adjusted NIS   Adjusted NIS
                                                        Note      thousands      thousands
                                                  ----------     ----------     ----------
Current liabilities
Bank credits and current maturities of long-term debt      9          3,497         13,785
Accounts payable - trade                                 10A         33,845         23,740
Other accounts payable                                   10B         19,715         22,022
Dividend declared                                        21A         10,000              -
                                                                -----------    -----------
                                                                     67,057         59,547
                                                                -----------    -----------

Long-term liabilities

Long-term debt                                           11A          2,292          2,200
Liability regarding termination of employee-employer
 relationship, net                                        12            971            925
                                                                -----------    -----------
                                                                      3,263          3,125
                                                                -----------    -----------

Deferred credits, net                                                   900          1,558
                                                                -----------    -----------
Minority interest                                                     3,909          1,411
                                                                -----------    -----------
Liens, guarantees
 contingencies and commitments                            14

Shareholders' equity
Common stock                                              13         76,078         69,938
Paid-in capital                                                     178,837         97,520
Retained earnings                                                   152,811        166,831
                                                                -----------    -----------

                                                                    407,726        334,289
                                                                -----------    -----------

                                                                    482,855        399,930
                                                                -----------    -----------
                                                                -----------    -----------


The accompanying notes and appendix are an integral part of the financial statements.


---------------------------------------------
Jacob Eshel - Vice-Chairman


---------------------------------------------
Reuben Shulstein - Director, General Manager

March 6, 1995

                                                                                           Tambour Limited and Subsidiaries

Consolidated Statements of Income for the Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                          Note     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
Revenue from sales                         18A       394,297        425,522 *      396,495 *
Cost of sales                              18B       256,577        269,008 *      241,982
                                                  ----------     ----------     ----------
Gross profit                                         137,720        156,514        154,513
                                                  ----------     ----------     ----------
Selling and marketing expenses             18C        68,194         65,031 *       48,494 *
General and administrative expenses                   25,405         24,748 *       22,577
                                                  ----------     ----------     ----------
                                                      93,599         89,779         71,071
                                                  ----------     ----------     ----------

Operating income                                      44,121         66,735         83,442

Finance income (expenses), net             18D       (17,726)         1,253          7,711
Other income, net                          18E         5,266          6,081          2,246
                                                  ----------     ----------     ----------
Income before income taxes                            31,661         74,069         93,399

Income taxes                               16F        16,923         28,512         38,094
                                                  ----------     ----------     ----------
Net income after income taxes                         14,738         45,557         55,305

Equity in earnings (losses) of affiliated
 companies and others, net                              (528)          (214)         1,761
Minority interest in subsidiaries'
 income                                                 (383)          (667)           (31)
                                                  ----------     ----------     ----------
Net income before extraordinary item                  13,827         44,676         57,035

Extraordinary item - salary expense
 relating to the portion of
 securities issued which constitutes
 an employee benefit, net                13B(5)       12,610              -              -
                                                  ----------     ----------     ----------
Net income for the year                                1,217         44,676         57,035
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Earnings per NIS 1 par value of
 shares in NIS                              15

Primary earnings per share before
 extraordinary item                                     0.23           0.78           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Primary earnings per share after
 extraordinary item                                     0.02           0.78           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Fully diluted earnings per share before
 extraordinary item                                     0.23           0.74           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Fully diluted earnings per share after
 extraordinary item                                     0.02           0.74           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

*Reclassified

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries
Statement of Shareholders' Equity
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                          Share        Premium Proceeds from       Retained          Total
                        capital                        issue       earnings
                                                 of warrants
                    -----------    -----------   -----------    -----------    -----------
                   Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                      thousands      thousands     thousands      thousands      thousands
                    -----------    -----------   -----------    -----------    -----------
Balance as at
 December 31, 1991       27,277              -             -        149,696        176,973

Changes during 1992:
Net income                    -              -             -         57,035         57,035
Dividend                      -              -             -        (32,300)       (32,300)
                    -----------    -----------   -----------    -----------    -----------
Balance as at
 December 31, 1992       27,277              -             -        174,431        201,708


Changes during 1993:
Issue of bonus shares    35,584              -             -        (35,584)             -
Issue of share capital
 and warrants, net        5,590         65,176*       17,846*             -         88,612
Exercise of
 warrants, net            1,487         16,191*       (1,693) *           -         15,985
Net income                    -              -             -         44,676         44,676
Dividend                      -              -             -        (16,692)       (16,692)
                    -----------    -----------   -----------    -----------    -----------
Balance as at
 December 31, 1993       69,938         81,367        16,153        166,831        334,289

Changes during 1994:
Salary expense relating to
 the portion of securities
 issued which constitutes
 an employee benefit          -         11,218        10,135              -         21,353
Exercise of
 warrants, net            6,140         66,603*       (6,639)*            -         66,104
Net income                    -              -             -          1,217          1,217
Dividend**                    -              -             -        (15,237)       (15,237)
                    -----------    -----------   -----------    -----------    -----------
Balance as at
 December 31, 1994       76,078        159,188        19,649        152,811        407,726
                    -----------    -----------   -----------    -----------    -----------
                    -----------    -----------   -----------    -----------    -----------

*    Net of issue and registration expenses, after tax affect.

**  Including dividend declared of NIS 10,000 thousands (See Note 21A).


The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Consolidated Cash Flows Statements for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994
                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
Cash flows from operating activities

Net income for the year                                1,217         44,676         57,035
Reconciliation of net income to net cash
 provided by operating activities (a)                 26,535        (21,752)        (3,554)
                                                  ----------     ----------     ----------
Net cash provided by operating activities             27,752         22,924         53,481
                                                  ----------     ----------     ----------
Cash flows to investing activities

Acquisition of shares in affiliated companies
 that became subsidiaries (b) (c)                         34              -            175
Acquisition of shares in a subsidiary
 consolidated for the first time (d)                       -              -            154
Purchases of property, plant and equipment           (29,842)       (55,418)       (30,878)
Proceeds from sale of property and equipment           1,971          1,393            976
Sales (Purchases) of marketable securities, net       15,233        (31,578)        17,086
Redemption of government loans                           955          1,392              -
Investments in affiliated companies and others        (2,863)        (2,418)             -
Loans to affiliated companies and others              (4,447)        (3,209)        (1,117)
Redemption of loans to affiliated companies and others 1,318            196            516
Long-term bank deposit and other
 long-term receivables                               (59,532)        (2,604)             -
Investment in capital notes of
 affiliated companies                                   (170)          (341)             -
Redemption of capital notes                            1,411              -              -
Decrease (Increase) in short-term
 deposits and loans, net                              (7,193)       (20,763)         3,699
Increase in intangible assets                              -           (176)             -
Dividend received from affiliated company                 49              -              -
                                                  ----------     ----------     ----------
Net cash used in investment activities               (83,076)      (113,526)        (9,389)
                                                  ----------     ----------     ----------
Cash flows from financing activities

Dividend distributed                                  (5,237)       (16,692)       (32,300)
Issue of minority capital in consolidated subsidiary   5,419              -              -
Increase (decrease) in short-term bank credits, net   (9,914)        (2,200)        11,271
Receipt of long-term loans                             1,204              -            624
Repayment of long-term loans                          (1,339)          (760)        (8,675)
Issue of share capital and warrants, net                   -         85,996              -
Proceeds from exercise of warrants, net               65,870         15,985              -
                                                  ----------     ----------     ----------
Net cash provided by (used in) financing activities   56,003         82,329        (29,080)
                                                  ----------     ----------     ----------
Increase (Decrease) in cash and cash equivalents         679         (8,273)        15,012
Balance of cash and cash equivalents
 at beginning of year                                 16,375         24,648          9,636
                                                  ----------     ----------     ----------
Balance of cash and cash equivalents
 at end of year                                       17,054         16,375         24,648
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
(a)Reconciliation of net income to net cash
  provided by operating activities

Income and expenses not involving cash flows:
Depreciation and amortization                         20,354         17,700         17,013
Deferred taxes, net                                    3,222          2,097          2,933
Salary expense relating to the employee benefit
 portion of securities issued, net                    12,610              -              -
Increase (Decrease) in liability regarding termination
 of employee - employer relationship, net                 46           (331)          (132)
Minority interest in earnings of subsidiaries            383            667             31
Equity in (earnings) losses  of
 affiliated companies and others, net                  1,034            710         (1,761)
Gain from share issue of subsidiary (1993 - affiliate)(3,523)        (4,028)             -
Capital gains, net                                      (720)          (505)          (445)
(Increase) Decrease in value of government loans
 and erosion of loans, net                               146           (140)          (183)
(Increase) Decrease in value of marketable securities 12,335         (5,964)        (8,316)
Increase in value of bank deposits                    (2,469)             -              -

Changes in assets and liabilities:
Increase in accounts receivable - trade               (3,756)       (10,100)        (4,943)
Increase in other receivables                        (14,418)        (7,214)          (870)
Increase in inventories                               (6,285)        (4,493)       (14,285)
Increase (Decrease) in accounts payable - trade       10,105         (3,530)         8,833
Decrease in other accounts payable                    (2,529)        (6,621)        (1,429)
                                                  ----------     ----------     ----------
                                                      26,535        (21,752)        (3,554)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
(b)Acquisition of shares in an affiliated company
  that became a consolidated company

Assets and liabilities of Solar Dynamics Ltd.
 as at the date of acquisition
 (other than cash):

Working capital (Other than cash)                       (626)             -              -
Fixed Assets, net                                         89              -              -
Long-term liabilities                                    (54)             -              -
Minority interest at
 date of acquisition                                      (7)             -              -
                                                  ----------     ----------     ----------
                                                        (598)             -              -

Investment on equity basis as at date of
 becoming a consolidated company                         564              -              -
                                                  ----------     ----------     ----------
                                                         (34)             -              -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
(c)Acquisition of shares in an affiliated company
  that became a consolidated company

Assets and liabilities of Italchem Ayalon Ltd.
 as at the date of acquisition (other than cash):

Accounts receivable                                        -              -          3,840
Inventories                                                -              -          2,864
Deferred taxes                                             -              -            160
Bank credits                                               -              -         (1,436)
Accounts payable - trade, and accrued expenses             -              -         (3,852)
Fixed assets, net                                          -              -          4,213
Long-term liability                                        -              -         (4,554)
Minority interest                                          -              -           (539)
Negative goodwill arising upon acquisition                 -              -           (461)
                                                  ----------     ----------     ----------
                                                           -              -            235
Investment on equity basis as at
 the date of becoming a subsidiary                         -              -           (410)
                                                  ----------     ----------     ----------
                                                           -              -           (175)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
(d)Acquisition of shares in a company
  consolidated for the first time

Assets and liabilities of Tzah Israeli Printing Inks Ltd.
 as at the date of acquisition (other than cash):

Accounts receivable                                        -              -          5,883
Inventories                                                -              -          3,546
Current maturities of long-term loans                      -              -           (354)
Accounts payable - trade, and accrued expenses             -              -         (6,575)
Fixed assets, net                                          -              -          6,679
Deferred expenses                                          -              -            808
Long-term liabilities                                      -              -         (8,378)
Negative goodwill arising upon acquisition                 -              -         (1,763)
                                                  ----------     ----------     ----------
                                                           -              -           (154)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
(e)Non cash transactions:

(1)On December 31, 1994, dividend declared of NIS 10,000 thousand.

(2)1992:     In December 1992 capital notes in a subsidiary were converted to shares  and long-
             term loans to capital notes.  The amounts as reflected in the consolidated financial statements are  NIS 82 thousand and NIS 455 thousand, respectively (also see Note
             11).

Balance Sheets as at December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                                       1994           1993
                                                               Adjusted NIS   Adjusted NIS
                                                        Note      thousands      thousands
                                                  ----------     ----------     ----------
Current assets

Cash and cash equivalents                                            12,842         14,480
Marketable securities                                      3         46,097         73,665
Accounts receivable - trade                               4A         54,259         52,777
Other receivables                                         4B         50,248         28,001
Bank deposits                                             5A         31,744         21,195
Inventories                                                6         69,874         64,107
                                                                 ----------     ----------
                                                                    265,064        254,225
                                                                 ----------     ----------

Investments and long-term assets

Investments in subsidiaries, affiliates and others         7         40,761         36,917
Bank deposits and other receivables                       5B         60,206          2,002
Deferred taxes, net                                      16C          3,861          6,621
                                                                 ----------     ----------
                                                                    104,828         45,540
                                                                 ----------     ----------

Property, plant and equipment                              8

Cost                                                                330,474        312,973
Less:  Accumulated depreciation                                     242,103        232,476
                                                                 ----------     ----------
                                                                     88,371         80,497
                                                                 ----------     ----------


                                                                    458,263        380,262
                                                                 ----------     ----------
                                                                 ----------     ----------


The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------




                                                                       1994           1993
                                                               Adjusted NIS   Adjusted NIS
                                                        Note      thousands      thousands
                                                  ----------     ----------     ----------
Current liabilities
Bank credits                                               9             11         11,221
Accounts payable - trade                                 10A         21,822         13,903
Other accounts payable                                   10B         15,700         17,618
Dividend declared                                        21A         10,000              -
                                                                 ----------     ----------
                                                                     47,533         42,742
                                                                 ----------     ----------

Long-term liabilities
Liability regarding termination of employee -
 employer relationship, net                               12            939            868
Capital notes issued to subsidiaries                     11B          2,065          2,363
                                                                 ----------     ----------
                                                                      3,004          3,231
                                                                 ----------     ----------
Liens, guarantees, contingencies and
 commitments                                              14


Shareholders' equity                                      13

Share capital                                                        76,078         69,938
Paid-in capital                                                     178,837         97,520
Retained earnings                                                   152,811        166,831
                                                                 ----------     ----------
                                                                    407,726        334,289
                                                                 ----------     ----------
                                                                    458,263        380,262
                                                                 ----------     ----------
                                                                 ----------     ----------


The accompanying notes and appendix are an integral part of the financial statements.




---------------------------------------------
Jacob Eshel - Vice-Chairman


---------------------------------------------
Reuben Shulstein - Director, General Manager

March 6, 1995


Statement of Income for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                          Note     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
Revenue from sales                         18A       334,291        359,063 *      359,235 *
Cost of sales                              18B       213,462        224,269 *      216,086
                                                  ----------     ----------     ----------
Gross profit                                         120,829        134,794        143,149
                                                  ----------     ----------     ----------
Selling and marketing expenses             18C        57,393         54,536 *       43,341 *
General and administrative expenses                   20,042         19,830 *       20,059
                                                  ----------     ----------     ----------
                                                      77,435         74,366         63,400
                                                  ----------     ----------     ----------
Operating income                                      43,394         60,428         79,749

Finance income (expenses), net             18D       (15,651)         2,445          8,408
Other income, net                          18E         4,562          1,922 *        2,526
                                                  ----------     ----------     ----------
Income before income taxes                            32,305         64,795         90,683

Income taxes                               16F        15,776         27,045         37,365
                                                  ----------     ----------     ----------
Net income after income taxes                         16,529         37,750         53,318

Equity in earnings (losses) of subsidiaries,
 affiliates and others, net                           (2,702)         6,926 *        3,717
                                                  ----------     ----------     ----------
Net income before extraordinary item                  13,827         44,676         57,035

Extraordinary item - Salary expense
 relating to the securities issued
 which constitutes an employee
 benefit, net                            13B(5)       12,610              -              -
                                                  ----------     ----------     ----------

Net income for the year                                1,217         44,676         57,035
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Earnings per NIS 1 par value of
 shares in NIS                              15

Primary earnings per share before
 extraordinary item                                     0.23           0.78           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Primary earnings per share after
 extraordinary item                                     0.02           0.78           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Fully diluted earnings per share before
 extraordinary item                                     0.23           0.74           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Fully diluted earnings per share after
 extraordinary item                                     0.02           0.74           1.14
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

*Reclassified

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

Cash Flows Statements for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
Cash flows to operating activities:
Net income for the year                                1,217         44,676         57,035
Reconciliation of net income to net cash
 provided by operating activities (a)                 27,524        (29,792)          (251)
                                                  ----------     ----------     ----------
Net cash provided by operating activities             28,741         14,884         56,784
                                                  ----------     ----------     ----------
Cash flows to investing activities:
Purchases of property, plant and equipment           (25,446)       (52,032)       (29,001)
Proceeds from sale of property and equipment           1,373          1,135            761
Sales (Purchases) of marketable securities, net       15,233        (31,578)        17,086
Redemption of government loans                           852          1,392              -
Investments in affiliates, subsidiaries
 and others                                           (2,888)        (2,418)           (94)
Loans to affiliates, subsidiaries and others          (6,005)        (7,731)        (1,117)
Repayment of loans to affiliates
 subsidiaries and others                               3,710            196            666
Long-term bank deposit and other
 long-term receivables                               (59,398)        (2,002)             -
Investment in capital notes of affiliates and
 subsidiaries                                              -         (1,284)          (573)
Redemption of capital notes of affiliates
 and subsidiaries                                      1,411              -              -
(Increase) Decrease in short-term
 deposits and loans, net                              (8,693)       (24,449)         2,807
Dividend received from affiliated companies               49              -              -
                                                  ----------     ----------     ----------
Net cash used in investment activities               (79,802)      (118,771)        (9,465)
                                                  ----------     ----------     ----------
Cash flows from financing activities:
Dividend distributed                                  (5,237)       (16,692)       (32,300)
Increase (Decrease) in short-term bank credits, net  (11,210)        10,689         (1,394)
Repayment of long-term loans                               -              -           (777)
Issue of share capital and warrants, net                   -         85,996              -
Proceeds from exercise of warrants, net               65,870         15,985              -
                                                  ----------     ----------     ----------
Net cash provided by (use in) financing activities    49,423         95,978        (34,471)
                                                  ----------     ----------     ----------
Increase (Decrease) in cash and cash equivalents      (1,638)        (7,909)        12,848
Balance of cash and cash equivalents
 at beginning of year                                 14,480         22,389          9,541
                                                  ----------     ----------     ----------
Balance of cash and cash equivalents
 at end of year                                       12,842         14,480         22,389
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

The accompanying notes and appendix are an integral part of the financial statements.


                                                                 Tambour Limited

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1994

                                                        1994           1993           1992
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
(a)Reconciliation of net income to net cash
  provided by operating activities

Income and expenses not involving cash flows -

Depreciation and amortization                         17,343         14,974         14,369
Deferred taxes, net                                    2,996          2,099          3,055
Salary expense relating to the employee benefit
 portion of securities issued, net                    12,610              -              -
Increase (Decrease) in liability regarding termination
 of employee - employer relationship, net                 71           (324)          (195)
Equity in (earnings) losses of subsidiaries, affiliates
 and others, net                                       3,208         (6,336)(*)     (3,487)
Gain from private offering of subsidiary              (3,523)             - (*)          -
Capital gains, net                                      (697)          (464)          (382)
Revaluation of government loans and
 erosion of loans, net                                   380            389           (637)
Decrease (Increase) in value of marketable
 securities                                           12,335         (5,964)        (8,316)
Increase in value at bank deposits                    (2,469)             -              -


Changes in assets and liabilities -

Increase in accounts receivable - trade               (1,482)        (2,988)           (25)
Increase in other receivables                        (13,482)       (10,014)        (4,112)
Increase in inventories                               (5,767)        (2,477)       (11,895)
Increase (Decrease) in accounts payable - trade        7,919         (3,470)         6,100
Increase (Decrease) in other accounts payable         (1,918)       (15,217)         5,274
                                                  ----------     ----------     ----------
                                                      27,524        (29,792)          (251)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
(b)Non cash transactions:
 1994 - Dividend declared of NIS 10,000 thousand.

(*)Reclassified


The accompanying notes and appendix are an integral part of the financial statements.


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 1 - General

 Tambour Limited (hereafter "the Company") manufactures and markets a wide range of paints and coating materials, and is also involved, through its affiliated and subsidiary companies (hereafter the consolidation or the group), in the treatment of water and waste, the treatments of metals and the production of emulsions, glues and printing inks.



Note 2 - Reporting and Accounting Policies

 A.    Definitions

 In these financial statements -

 1. Subsidiary - A company in which the Company holds directly or indirectly more than 50% of the voting rights or the right to appoint more than 50% of the members of the Board of Directors whose financial statements are consolidated with those of the Company.

 2. Affiliate - A company other than a consolidated company in which the Company holds, directly or indirectly more than 25% of the voting rights or the right to appoint more than 25% of the members of the Board of Directors, and which is included in the Company's financial statements on the equity basis.

 3. Goodwill - The excess of the cost of an acquisition over the adjusted balance sheet value at the date of acquisition.

 4. Related parties - As defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

 5.    Interested parties - As defined in the Securities Law.

 6. Index - The consumer price index published by the Central Statistics Institute.


 B.    Financial statements in adjusted values

 1. The Company prepared its financial statements on a historical cost basis adjusted for changes in the general purchasing power of the Shekel (Note 20 presents condensed financial statement data in nominal values).

 2. The adjusted values of non-monetary assets do not necessarily represent the value of those assets in the market or to the business, but rather their cost adjusted for the changes in the general purchasing power of the Shekel.

 3. In the adjusted financial statements, the words "cost" and "equity" shall mean adjusted cost and adjusted equity.

 4. All comparative figures (including monetary items) are adjusted to the index of the end of the current year.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (Cont'd)

 C.    Principles of adjustment

 1.    The Balance Sheet

       Non-monetary items (mainly property, plant and equipment, inventories, share capital and paid-in capital) were adjusted for the changes in the consumer price index from the month of execution of each transaction up to the index published for the balance sheet month.

       Monetary items are presented in the adjusted balance sheet at nominal value.

       The value on equity basis of affiliated and subsidiary companies is determined according to the adjusted financial statements of those companies.

       Deferred taxes, net, are computed based on the adjusted data.

 2.    Statements of Income

       The items of the statements of income were adjusted according to the changes in the Consumer Price Index as follows:

       a. Income and expenses deriving from non-monetary items (such as depreciation and amortization, changes in inventory, prepaid expenses and income, etc.) or from provisions included in the balance sheet (such as severance pay and vacation provision, etc.), were adjusted according to specific indices together with adjustment of the balance sheet item.

       b. The remaining items of the statement of income (such as sales, purchases and production costs, etc.), other than the elements of finance income (expense), were adjusted according to indices of the month the transaction was took place.

       c. The equity in the operating results of affiliated and subsidiary companies not consolidated, and the minority interest of consolidated subsidiaries' operating results, were determined based on the adjusted financial statements of the respective companies.

       d. Finance income (expense), net, which cannot be calculated separately, is derived from the other elements of the financial statements. The item contains, inter alia, amounts required to correct various items in the statement of income for the inflationary component of the finance expenses incorporated therein.

       e. Income taxes - Current taxes consist of advance payments made during the year and amounts due at the balance sheet date (or net of amounts to be refunded as of the balance sheet date). The advance payments are adjusted on the basis of the index at the time of each payment, while the amounts due (or refund due) are not adjusted. Therefore, the current taxes include the expense resulting from the erosion of the value of the advance tax payments from the date of payment to the balance sheet date.

             Deferred taxes - see Notes 2K and 16C.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (Cont'd)

 C.    Principles of adjustment (Cont'd)

 3.    Statement of Changes in shareholders' equity

       (a) Dividends declared and paid during the year are adjusted based on the index of the month of payment. Dividends declared during the year but not yet paid as of the balance sheet date are not adjusted.

       (b) Share capital arising from retained earnings are capitalization of real profits.


 D.    Consolidation of the financial statements

 1. The consolidated financial statements include the financial statements of the Company and its subsidiaries.

       A list of the companies whose financial reports are included in the consolidated financial statements and the extent of ownership and control in them, appears in the Appendix to the financial statements.

 2. The equity acquired in excess of the cost of investments in subsidiaries - not ascribed to specific assets, is included in liabilities as deferred credits, net, and is amortized by the straight line method over a period of five years.

 3. All intercompany balances, transactions and income from intercompany sales not yet realized outside the group - have been eliminated.


 E.    Investments in subsidiaries, affiliates and partnerships

 Investments in companies and partnerships are included on the equity basis. Income from sales not yet realized outside the group have been eliminated. Excess of cost over equity not ascribed to specific assets and deferred credits are amortized by the straight line method over five years.


 F.    Cash and cash equivalents

 Cash and cash equivalents include short-term deposits in banks for an original period of up to three months.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (Cont'd)

 G.    Inventories

 Inventories are carried at the lower of cost or market value. The cost is determined mainly as follows:

 Raw materials and packaging materials - moving average method.

 Finished products - based on computed costs of product, including raw materials, packaging materials, labor and fringe benefits and other production costs.

 Work in progress - based on raw materials plus actual production costs.


 H.    Allowance for doubtful accounts

 Allowance for doubtful accounts is computed mainly at a rate of 8.5% of the open balances of accounts receivable at year end.


 I.    Government loans and other securities

 1.    Government loans

       Loans that can be redeemed early by transfer to the Bank of Israel, are presented at their redemption value, as per the Opinions of the Institute of Certified Public Accountants in Israel.
       The changes in loan value are included in the statements of income.

 2.    Marketable securities

       Short-term marketable securities are presented on the basis of their market value on the balance sheet date.
       The changes in their value are ascribed to the statement of income.


 J.    Property, plant and equipment

 1.    Property, plant and equipment are presented at cost.

 2. The cost of assets for which an investment grant was received is reflected net of the amount of the grant.

 3. Improvements are added to the cost of assets, while maintenance and repair expenses are expenses as incurred.

 4. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (Cont'd)

 J.    Property, plant and equipment (cont'd)

 Annual depreciation rates:
                                                                          %
                                                                   --------
 Buildings (*)                                                       5 - 10
 Machinery and equipment                                            10 - 20
 Motor vehicles                                                     15 - 20
 Computers                                                          20 - 33
 Furniture and office equipment                                     6 - 100

 *     Buildings built or acquired up to 1993 - 10%.

 5. Assets leased by capital lease are presented as Company assets at their normal purchase price (without the financing element), and depreciated at the accepted rates for such assets. Lease amounts payable in coming years, after deduction of the inherent finance element, are included in liabilities. The interest on these amounts is accrued currently and ascribed to the statement of income.


 K.    Deferred taxes

 Companies in the group regulate the tax burden for timing differences of expense and income items between accounting and income tax purposes, additions from inventory adjustment and the adjustment element of depreciable assets not recognized for tax purposes.

 The amount deferred each year are computed according to the liabilities approach at the tax rates that will be applicable on utilization of the deferred taxes or on realization of the tax benefits, as known at the time of authorization of the financial statements by the Board of Directors.

 Deferred taxes included in current assets pertain to current items (inventory, provisions for vacation, etc). Deferred taxes included in "Investments and long-term debit balances" pertain to items that are not current (property, plant and equipment, etc.)

 The main factors in respect of which deferred taxes are not computed are as follows:

 a. Adjustment amounts for changes in the purchasing power of the Shekel with reference to private motor vehicles, under the rules determined by the Institute of Certified Public Accountants in Israel.

 b. Investments in held companies, since the Company intends to hold such investments and not sell them.

 c. Timing differences, net, for which a tax asset should be created but the possibility of realization of the benefit is in doubt.

 d.    Accumulated losses for tax purposes of a subsidiary acquired in 1992.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (Cont'd)

 L.    Intangible assets, net

 Know-how and patent rights - are stated at cost and amortized on the straight-line basis over 8 years, starting from the time of their first use, over their anticipated period of benefit.


 M.    Earnings per share

 Earnings per share are computed in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel.

 The computation of primary earnings per share takes into account warrants issued by the Company if their exercise is reasonable according to the tests provided in the above Opinion.

 Computation of the diluted earnings per share takes into account warrants issued by the Company that were not included in the computation of the primary earnings per share, if their exercise does not lead to an increase in earnings per share (anti-dilutive effect).


 N.    Foreign currency and linkage

 1. Assets (other than securities) and liabilities denominated in or linked to a foreign currency are stated at the representative exchange rates published by the Bank of Israel on the balance sheet date.

       Assets (other than securities) and liabilities linked to the Consumer Price Index are stated at the linkage terms determined for each balance.

       Data on Consumer Price Indices and exchange rates:

                                       December 31                    Percentage of change
                ----------------------------------      ----------------------------------
                   1994          1993         1992         1994          1993         1992
                -------       -------      -------      -------       -------      -------
 CPI in
  points          289.8         253.2        227.6        14.45         11.25         9.37
                -------       -------      -------      -------       -------      -------
                -------       -------      -------      -------       -------      -------
 U.S. dollar
 exchange
  rate            3.018         2.986        2.764         1.07          8.03         21.1
                -------       -------      -------      -------       -------      -------
                -------       -------      -------      -------       -------      -------

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (Cont'd)

 2. Income and expenses in foreign currency are included in the nominal statements of income in the relevant line items at the exchange rates in effect at the time of their occurrence.

 3. Exchange rate and linkage differences occurring as a result of the adjustment of foreign currency or CPI-linked assets and liabilities, appear in the nominal statements of income in the relevant line items upon their occurrence.

 O.    Hedging

 On occasion, the Company executes non-specific hedging on liabilities for purchases abroad, carried out against anticipated future purchases, so as to minimize risks deriving from fluctuations in foreign currency exchange rates. Such hedging is executed in various foreign currencies. Profits or losses derived from such transactions are charged to the statement of income as they occur.

 P.    Liability regarding termination of employee-employer relationship

 The liability of the Company and its affiliates and subsidiaries regarding the termination of employee-employer relationship is covered by provisions for severance indemnities, deposits in approved pension and severance funds and managers' insurance policies.

 Q.    Research and development expenses

       Research and development costs are expensed as incurred.

 R.    Subsidiaries consolidated for the first time in 1994

 1. In 1994, Solar Dynamics Inc. (hereafter "Solar") was consolidated for the first time following an increase in the Company's holding during the year from 50% to 60%.

 2. The consolidated statements of income and cash flows for the year ended December 31, 1993 do not include the statements of income and cash flows of Solar.

 3. See Section 'b' of the Statement of Cash Flows for Solar's balance sheet data on the date of attaining control.

Note 3 - Marketable Securities


 Consist of:

                                                                  Consolidated and Company
                                                                 -------------------------
                                                                December 31    December 31
                                                                       1994           1993
                                                                 ----------     ----------
                                                               Adjusted NIS   Adjusted NIS
                                                                  thousands      thousands
                                                                 ----------     ----------
 Shares                                                               5,156         12,508
 Participation certificates in mutual funds                           3,168         22,055
 Debentures                                                          37,690         39,102
 Derivatives                                                             83              -
                                                                 ----------     ----------
                                                                     46,097         73,665
                                                                 ----------     ----------

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 4 - Accounts Receivable - Trade and Others

 Consist of:
                                                Consolidated                   The Company
                                   -------------------------------------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 A.    Trade

 Open accounts                          56,760        60,348*        40,636         43,729
 Checks receivable                      20,248        15,520         12,497         10,793
 Related and interested parties          4,133         1,241          4,722          1,241
 Income receivable                       3,271         3,296*            59            516
                                    ----------    ----------     ----------     ----------
                                        84,412        80,405         57,914         56,279
 Less:  Allowance for
  doubtful accounts                      4,649         4,398          3,655          3,502
                                    ----------    ----------     ----------     ----------
                                        79,763        76,007         54,259         52,777
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 B.    Others

 Advance payments of income
  taxes less provision                  24,776         6,524         23,318          6,351
 Affiliates and subsidiaries               911           690         10,750          8,191
 Government loans                            -           934              -            852
 Government institutions                   884             -            250              -
 Deferred taxes, net1                    3,649         3,898          3,535          3,537
 Employees                                 352           128            308             32
 Prepaid expenses                        3,939         1,681          3,488          1,258
 Short-term loans2                         488            93          5,916          4,671
 Current maturities of capital notes
  and long-term notes
  to affiliates and subsidiaries           502         1,652          2,513          3,041
 Sundry                                  1,237           388            170             68
                                    ----------    ----------     ----------     ----------
                                        36,738        15,988         50,248         28,001
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 1     See Note 16C.
 2     December 31, 1994 - in the Company, including a loan to a consolidated company in the amount of NIS 5,500 thousand, unlinked, at 18% interest p.a. (December 31, 1993 -
       NIS 4,578 thousand, unlinked at 12% interest p.a.).


 *     Reclassified

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 5 - Bank Deposits and Other Receivables

 Balances on linkage and interest rate basis:

                                                Consolidated                   The Company
                    ----------------------------------------------------------------------
                       Interest    December 31   December 31    December 31    December 31
                           rate           1994          1993           1994           1993
                    -----------    -----------   -----------    -----------    -----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                              %      thousands     thousands      thousands      thousands
                    -----------    -----------   -----------    -----------    -----------
 A.    Included
        in current
        assets

 Deposit in a
  commercial
  bank
  linked to
  the index         2.25 - 3.25          1,820        11,463          1,820         11,463

 Deposit in
  a mortgage
  bank linked
  to the index        2.7 - 3.9         29,924         9,732         29,924          9,732
                                   -----------   -----------    -----------    -----------
                                        31,744        21,195         31,744         21,195
                                   -----------   -----------    -----------    -----------
                                   -----------   -----------    -----------    -----------

 B.    Included in
        investments
        and long-term
        assets

 Deposit in a
  commercial bank
  linked to the index      3.25              -         1,739              -          1,739

 Deposit in a
  mortgage bank
  linked to
  the index           2.7 - 3.9         59,685             -         59,685              -

 Other receivables 10.0 - 10.68          1,258           865            521            263
                                   -----------   -----------    -----------    -----------
                                        60,943         2,604         60,206          2,002
                                   -----------   -----------    -----------    -----------
                                   -----------   -----------    -----------    -----------

 Maturity Dates:

 Second year                            57,830         2,604         57,134          2,002
 Third year                              2,730             -          2,689              -
 Fourth year                                81             -             81              -
 Fifth year                                 90             -             90              -
 Thereafter                                212             -            212              -
                                   -----------   -----------    -----------    -----------
                                        60,943         2,604         60,206          2,002
                                   -----------   -----------    -----------    -----------
                                   -----------   -----------    -----------    -----------



                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 6 - Inventories

 Consist of:
                                                Consolidated                   The Company
                                   -------------------------------------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 Finished products                      29,224        28,032         23,594         22,699
 Work-in-process                         5,700         4,418          5,670          4,410
 Raw materials and
  packing materials                     40,160        37,591         34,538         32,296
 In transit                              6,329         5,087          6,072          4,702
                                    ----------    ----------     ----------     ----------
                                        81,413        75,128         69,874         64,107
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

Note 7 - Investments in Subsidiaries, Affiliates and Others

 A.    Consolidated subsidiaries

                                                                               The Company
                                                                 -------------------------
                                                                December 31    December 31
                                                                       1994          1993*
                                                                 ----------     ----------
                                                               Adjusted NIS   Adjusted NIS
                                                                  thousands      thousands
                                                                 ----------     ----------
 Investment on equity basis, loans and capital notes
 Balance of investments as at December 31, 1991                      13,174         13,174
 Additions, at cost                                                   7,784          4,788
 Share in accumulated income net since January 1, 1992                3,131          5,316
                                                                 ----------     ----------
 Balance of investments at end of year (I)                           24,089         23,278

 Capital notes (II)                                                   2,221          3,686
 Long-term loans and debit balances (see C below)                     5,198          5,565
                                                                 ----------     ----------
                                                                     31,508         32,529

 Less: current maturities of long-term loans                          2,011          2,534
                                                                 ----------     ----------
                                                                     29,497         29,995
                                                                 ----------     ----------
                                                                 ----------     ----------
                                           December 31, 1994            December 31, 1993*
                                    ------------------------     -------------------------
                               Original amount     Balance  Original amount        Balance
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 (I)   Including deferred credit
        not yet fully amortized          2,685           977          2,685          1,713
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 (II)  Unlinked, bearing no interest

 *     Reclassified.


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 7 - Investments in  Subsidiaries, Affiliates and Others (Cont'd)

 B.    Affiliates and others
                                                Consolidated                       Company
                                    ------------------------     -------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994          1993*
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 Investment on equity basis,
  loans and capital notes
 Balance of investments
  as at December 31, 1991                8,555         8,555            628            628
 Additions at cost (I)                   8,967         6,036          4,927          2,008
 Share in accumulated
  income (loss), net,
  since 1.1.92 (I)                          19         1,053           (543)           480
                                    ----------    ----------     ----------     ----------
 Balance at end of year (II) (III)      17,541        15,644          5,012          3,116
 Capital notes (IV)                        150         1,458              -            313
 Long-term loans and
  debit balances (see C below)           6,808         4,000          6,754          4,000
                                    ----------    ----------     ----------     ----------
                                        24,499        21,102         11,766          7,429
 Less: Current maturities
  of capital notes and loans               502         1,652            502            507
                                    ----------    ----------     ----------     ----------
                                        23,997        19,450         11,264          6,922
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 (I)   Including partnerships

                                           December 31, 1994            December 31, 1993*
                                    ------------------------     -------------------------
                               Original amount     Balance  Original amount        Balance
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 (II)  Includes Goodwill
       (Deferred credit) not yet
        fully amortized

       Consolidated                        459**         726**         (461)          (155)
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

       Company                             920           803              -              -
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
                                           December 31, 1994             December 31, 1993
                                    ------------------------     -------------------------
                                        Market      Carrying         Market       Carrying
                                         value         value          value          value
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 (III) Includes shares of
        affiliated company
        traded on the Tel-Aviv
        Stock Exchange                  14,795        16,984         25,293         12,551
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 (IV) Unlinked, bearing no interest

 *     Reclassification

 **    Includes Deferred credit, the original amount of NIS 461 thousand and the amortized balance in the amount of NIS 77 thousand.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 7 - Investments in Subsidiaries, Affiliates and Others (Cont'd)

C.Long-term loans  and debit balances

                                 December 31, 1994                       December 31, 1993
                          -------------------------------------   ------------------------
                            Linked to    Linked to    Linked to     Linked to     Unlinked
                                index      foreign        Index       foreign
                                          currency                   currency
                          -----------  -----------  -----------   -----------  -----------
Average interest
 rate                              0%       2 - 6%           0%            2%           0%
                          -----------  -----------  -----------   -----------  -----------
                             Adjusted     Adjusted Adjusted NIS  Adjusted NIS Adjusted NIS
                        NIS thousandsNIS thousands    thousands     thousands    thousands
                          -----------  -----------  -----------   -----------  -----------
Consolidated
Long-term
 loans and
debit balances                  5,496        1,312        2,756         1,244            -
                          -----------  -----------  -----------   -----------  -----------
                          -----------  -----------  -----------   -----------  -----------
The Company
Long-term loans and
 debit balances                10,640        1,312        7,684         1,244          637
                          -----------  -----------  -----------   -----------  -----------
                          -----------  -----------  -----------   -----------  -----------
Consolidated
By due dates:
First year                          -          728            -           507            -
Second year                         -          226            -           245            -
Third year                          -          358            -           492            -
No due date                     5,496            -        2,756             -            -
                          -----------  -----------  -----------   -----------  -----------
                                5,496        1,312        2,756         1,244            -
                          -----------  -----------  -----------   -----------  -----------
                          -----------  -----------  -----------   -----------  -----------

The Company
By due dates:
First year                      2,011          728        1,389           507            -
Second year                         -          226            -           245            -
Third year                          -          358            -           492            -
No due date                     8,629            -        6,295             -          637
                          -----------  -----------  -----------   -----------  -----------
                               10,640        1,312        7,684         1,244          637
                          -----------  -----------  -----------   -----------  -----------
                          -----------  -----------  -----------   -----------  -----------


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment

A.Consist of:

Consolidated:
               Land and     Machinery    Furniture    Computers         Motor        Total
              buildings           and   and office          and      vehicles
                            equipment    equipment  peripherals
            -----------   -----------  -----------  -----------   -----------  -----------
           Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS
              thousands     thousands    thousands    thousands     thousands    thousands
            -----------   -----------  -----------  -----------   -----------  -----------
Cost:
Balance -
 January 1,1994 108,083       199,664        9,718       12,677        14,143      344,285
Additions during
 the year        13,241        13,321          455          993         1,921       29,931
Reductions during
 the year             -         7,203          133           10         1,819        9,165
            -----------   -----------  -----------  -----------   -----------  -----------
Balance -
 December 31,
 1994           121,324       205,782(I)    10,040       13,660        14,245(I)   365,051
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
Accumulated
 depreciation and
 amortization:
Balance -
 January 1, 1994 75,013       153,095        8,770        9,610         5,579      252,067
Additions during
 the year         2,664        13,440          260        1,576         2,572       20,512
Reductions during
 the year             -         7,175           69            2         1,115        8,361
            -----------   -----------  -----------  -----------   -----------  -----------
Balance -
 December 31,
 1994            77,677       159,360        8,961       11,184         7,036      264,218
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
Depreciated
 balance:
December 31,
 1994            43,647(III)   46,422        1,079        2,476         7,209(II)  100,833
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
Depreciated
 balance:
December 31,
 1993            33,070(III)   46,569          948        3,067         8,564(II)   92,218
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
(I)Includes advance payments in the amount of NIS 1,950 thousand (December 31, 1993
 - NIS 1,030 thousand).
(II)Includes depreciated balance of motor vehicles acquired by capital lease in the amount of NIS 512 thousand (December 31, 1993 - NIS 822 thousand).
(III)Includes depreciated balance of leasehold improvements in the amount of NIS 1,427 thousand.
 (December 31, 1993 - NIS 1,371 thousand).


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment (Cont'd)

The Company

               Land and     Machinery    Furniture    Computers         Motor        Total
              buildings           and   and office          and      vehicles
                            equipment    equipment  peripherals
            -----------   -----------  -----------  -----------   -----------  -----------
           Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS
              thousands     thousands    thousands    thousands     thousands    thousands
            -----------   -----------  -----------  -----------   -----------  -----------
Cost:

Balance -
 January 1, 1994 99,315       184,603        8,472       11,740         8,843      312,973
Additions during
 the year        13,035        11,107          134          727           443       25,446
Reductions during
 the year             -         7,083           66            -           796        7,945
            -----------   -----------  -----------  -----------   -----------  -----------
Balance -
 December 31,
 1994           112,350       188,627        8,540       12,467         8,490      330,474
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
Accumulated
 depreciation and
 amortization:

Balance -
 January 1, 1994 68,521       143,027        8,343        8,972         3,613      232,476
Additions during
 the year         2,449        11,718          146        1,436         1,594       17,343
Reductions during
 the year             -         7,082           67            -           567        7,716
            -----------   -----------  -----------  -----------   -----------  -----------
Balance -
 December 31,
 1994            70,970(I)    147,663        8,422       10,408         4,640      242,103
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

Depreciated
 balance:
December 31,
 1994            41,380        40,964          118        2,059         3,850       88,371
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------
Depreciated
 balance:
December 31,
 1993            30,794        41,576          129        2,768         5,230       80,497
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

(I)In both the Company and consolidated figures, includes amortization of land lease rights in the amount of NIS 40 thousand.  (1993 - NIS 20 thousand).
                                                                                        27

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment (Cont'd)

 B.1. Part of the land and buildings in the amount of NIS 249 thousand is registered in the Land Registry Office in the name of a wholly-owned subsidiary.

   2. NIS 995 thousand represents approximately 50,000 sq.m. of land, registered in the Land Registry in the name of a wholly-owned subsidiary, leased for a period of 49 years which expires in the year 2039. Beginning in 1993, these land lease rights are being amortized over the remaining lease period.


 C. For information relating to liens and commitments on property, plant and equipment, see Note 14.



Note 9 - Bank Credits and Current Maturities of Long-Term Debt

 Balances on linkage and interest rate basis:

                                                Consolidated                   The Company
                    -----------    -------------------------    --------------------------
                       Interest    December 31   December 31    December 31    December 31
                           rate           1994          1993           1994           1993
                    -----------    -----------   -----------    -----------    -----------
                              %   Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                    -----------      Thousands     Thousands      Thousands      Thousands
                                   -----------   -----------    -----------    -----------
 Bank credit in
  Israeli currency,
  unlinked             10 - 22%          2,691        12,599             11         11,221
 Current portion of
  long-term loans                          806         1,186              -              -
                                    ----------    ----------     ----------     ----------
                                         3,497        13,785             11         11,221
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------



                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 10 - Accounts Payable - Trade and Others

                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 A.    Accounts payable -
        Trade and services

       Open accounts                    30,313        20,723         20,585         12,477
       Related parties                   1,585         1,671          1,237          1,426
       Checks payable                    1,947         1,346              -              -
                                    ----------    ----------     ----------     ----------

                                        33,845        23,740         21,822         13,903
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 B.    Others

       Employees including
        provisions for
        fringe benefits                 11,805        13,083          9,625         10,994
       Government institutions           2,082         2,920          1,481          2,647
       Affiliated and subsidiary
        companies                            -             -          1,544              -
       Other accruals                    5,828         6,019          3,050          3,977
                                    ----------    ----------     ----------     ----------

                                        19,715        22,022         15,700         17,618
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------






                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 11 - Long-Term Liabilities

 A.    Long-term loans *

 1.  Balances on linkage and interest rate basis
                                                                              Consolidated
                                                                    Adjusted NIS thousands
                                                                 -------------------------
                                                    Interest    December 31    December 31
                                                        rate           1994           1993
                                                    --------     ----------     ----------
                                                           %
                                                    --------
 Unlinked Israeli currency debt1                      0 - 20            490            850
 Index-linked Israeli currency debt2                   0 - 4            586          1,589
 Debts in or linked to foreign
  currencies                                          8 - 10          1,627            148
 Capital lease debt - index-linked                       6.5             99            164
 Capital lease debt - linked to
  foreign currency                                    9 - 13            296            635
                                                                 ----------     ----------
                                                                      3,098          3,386
 Less - current maturities                                              806          1,186
                                                                 ----------     ----------
                                                                      2,292          2,200
                                                                 ----------     ----------
                                                                 ----------     ----------

 1     Includes capital notes unlinked bearing no
        interest, to related parties
        in the amount of                                                439            502
                                                                 ----------     ----------
                                                                 ----------     ----------
 2     Includes loans from related parties
        in the amount of
        (linked to the index)                                           583            583
                                                                 ----------     ----------
                                                                 ----------     ----------
 2.    Balances by due dates
                                                                              Consolidated
                                                                 -------------------------
                                                                December 31    December 31
                                                                       1994           1993
                                                                 ----------     ----------
                                                               Adjusted NIS   Adjusted NIS
                                                                  thousands      thousands
                                                                 ----------     ----------
 First year                                                             806          1,186
 Second year                                                            445            835
 Third year                                                             143            258
 Fourth year                                                            682             22
 Fifth year                                                               -              -
 No due date                                                          1,022          1,085
                                                                 ----------     ----------
                                                                      3,098          3,386
                                                                 ----------     ----------
                                                                 ----------     ----------

*All loans, except capital lease debt and notes and loans from related parties, are bank loans.


 B. Capital notes issued to consolidated companies are unlinked with no interest.


                                                                                        30

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 12 - Liability Regarding Termination of Employee - Employer Relationship, Net

 A.    Consists of:

                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 Provisions for severance pay            3,405         3,471          3,240          3,414
 Less deposits                           2,684         2,912          2,551          2,912
                                    ----------    ----------     ----------     ----------
                                           721           559            689            502

 Provision for unutilized
  sick leave*                              250           366            250            366
                                    ----------    ----------     ----------     ----------
                                           971           925            939            868
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 *     See C. below


 B.    1.    The employees of the group, except for a few of the executive staff, are insured by a comprehensive pension plan.  The Company deposits amounts in a pension fund to secure pension rights to the employees on retirement.

       2.    Pursuant to the agreement between the group and employees, the group covered its liabilities for severance pay due to each of its employees for the period from the start of their employment in the Company up to joining the pension plan by depositing the appropriate amounts due to each of them, in the severance pay fund accounts in the employee's name.

       3.    The group's liabilities for employee severance pay not covered by the said comprehensive pension plans except for those mentioned in 1. above, are covered by payments of premiums for management insurance policies.

       4.    In addition to the aforementioned in 1. above, the group deposits 2.33% of the salaries and wages of employees in severance pay funds in the employees' names.

       5.    The deposits and payments mentioned above are not reflected in the group's financial statements, as they are neither under its control nor its management.

       6.    Other liabilities for severance pay are fully covered by provisions that are partially covered by deposits in a general fund (see A. above).


                                                                                        31

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 12 - Liability Regarding Termination of Employee - Employer Relationship,
          Net

 C.    Unutilized sick leave

 The financial statements include a provision for unutilized sick leave pay for those employees who reach the age of 55. The compensation to the employee or his heirs is a number of days, for each 30 unutilized sick days, determined according to a percentage of utilized sick days during the period of employment.



Note 13 - Share Capital and Reserves

 A.    Changes in share capital

 1. On January 14, 1993, a decision was made to consolidate the Company's Ordinary "A" and Ordinary "B" shares of NIS 0.1 each, and to redistribute them so that 10 Ordinary Shares of NIS 0.1 would become one Ordinary share of NIS 1 par value.

 2. On January 14, 1993, a decision was made to increase the Company's authorized share capital by NIS 99,950,000 by creating 99,950,000 Ordinary shares of NIS 1 par value each, with equal voting rights to those of existing Ordinary shares.

 3. On January 26, 1993, a decision was made to distribute 49,950,000 Ordinary shares of NIS 1 par value each as bonus shares. The bonus shares were allotted from the Company's capital reserves and from retained earnings.


 B.    Issue on the Stock Exchange

 1. In February 1993, the Company offered shares and warrants on the Tel-Aviv Stock Exchange. The Company offered the public and Company employees 4,500,000 Ordinary shares of NIS 1 par value each, together with 6,083,335 warrants (Series 1) and 6,083,335 warrants (Series 2). The shares and warrants are registered in the name of the holder.

       Each warrant conferred the right to purchase an Ordinary share of NIS 1 par value for a CPI-linked cash payment of an exercise price of NIS
       10.80 per warrant (Series 1) and NIS 12.35 per warrant (Series 2). The last dates of exercise of the warrants were February 10, 1994 and February 10, 1995, respectively.

       The above shares and warrants were offered to the public and to employees as follows:
       180,000 units to the public and senior employees, where each unit comprised 25 Ordinary shares, 25 warrants (Series 1) and 25 warrants (Series 2) and the tender fixed a maximum price of NIS 415 per unit. In addition, 1,583,335 warrants (Series 1) and 1,583,335 warrants (Series 2) were offered to tenured employees free of charge. (See 5 below).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 13 - Share Capital and Reserves (Cont'd)

 B.    Issue on the Stock Exchange (Cont'd)

 2. The gross proceeds of the above issue net of expenses amounted to NIS 85,996 thousand for the units offered to the public and senior employees.

 3. During 1993, 1,185,742 warrants (series 1) and 25 warrants (Series 2) were exercised adding NIS 15,985 thousand net to the Company's shareholders' equity. In 1994, 4,896,494 warrants (Series 1) were exercised, contributing NIS 65,870 to shareholders' equity.

 4. The balance of warrants not yet exercised as at December 31, 1994, 6,083,310 warrants (series 2) expired on February 10, 1995.

 5. As mentioned in the notes to the December 31, 1993 audited financial statements, the warrants issued to employees free of charge, as part of the public offering in 1993, were presented in those financial statements as such.

       The Company turned to the Income Tax Authority with the request that the amount which was taxable to the employees in 1993 be deductible for income tax purposes. Their response was positive on the condition that the expense be entered in the Company's books. Therefore, the Company decided to include this expense in the current financial statements as an extraordinary item in the amount of NIS 21,353 thousand, in the Statement of Income against the paid-in capital. The expense is shown net of the tax effect in the amount of NIS 8,743 thousands, which is also the net effect on shareholders' equity.


 C.    The share capital consists of:

                                       Authorized           Issued and paid for
                      ---------------------------   ---------------------------
                        December 31   December 31    December 31    December 31
                               1994          1993           1994           1993
                      -------------   -----------   ------------    -----------
                      Number of shares (thousands)  Number of shares (thousands)
                      ---------------------------   ---------------------------
 Ordinary shares
  of NIS 1.0 each           100,000       100,000         60,582         55,686
                      -------------   -----------   ------------    -----------
                      -------------   -----------   ------------    -----------

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 14 - Liens, Guarantees, Contingencies and Commitments

 A.    Liens

 Subsidiary companies' loans from banks and debt to automobile leasing companies in the amount of NIS 433 thousand are secured by liens on motor vehicles.


 B.    Guarantees

 1. Bank loans and other liabilities of subsidiaries and affiliates in the maximum amount of approximately NIS 4,800 thousand are guaranteed by the Company. The balance of these bank loans and other liabilities as of December 31, 1994 amounted to approximately NIS 3,600 thousand.

       The Company also has an unlimited guarantee towards banks for several subsidiaries and affiliates. The balance of the secured amounts as at December 31, 1994 is approximately NIS 600 thousand.

 2. The Company has provided guarantees in the ordinary course of business and for the benefit of subsidiaries and affiliates in the approximate amount of NIS 340 thousand. The Company also guaranteed the payment of monthly rents of a subsidiary and an affiliate in the approximate amount of NIS 120 thousand (total future liability - approximately NIS 2,000 thousand).

 3. The Company has provided a guarantee to a bank for employees' and sub-contractors loans of approximately NIS 970 thousand.


 C.    Contingencies

 1. Various claims are pending against the group which have been partly provided for according to management's estimation based on legal counsel. In management's opinion, no further provisions are necessary.

 2. Directors' and key employees' indemnity and insurance - the Company articles allow for indemnification and insurance of directors and key employees in accordance with the law. The liability is covered in a group insurance policy of the I.D.B. Group (an interested party).

 3. An affiliate, Chemitas (1988) Limited (hereinafter - Chemitas) was asked by the Environmental Protection Agency to make certain investments in industrial waste-water purification. The discussions between Chemitas and the Environmental Protection Agency are in their initial stages and, therefore, the amount of the final investment that Chemitas will be asked to make cannot be estimated.


 D.    Commitments

 The Company is committed, as of the balance sheet date, to purchase fixed assets in the approximate amount of NIS 4,000 thousand.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 15 - Earnings per Share

A.Primary earnings

                                 1994                            1993                          1992
       ------------------------------  ------------------------------  ----------------------------
                Primary      Weighted           Primary     Weighted           Primary     Weighted
               earnings       average          earnings      average          earnings      average
                            number of                      number of                      number of
                            shares in                      shares in                      shares in
                              primary                        primary                        primary
                             earnings                       earnings                       earnings
       ----------------   -----------  ----------------  -----------   ----------------  ----------
       Adjusted NIS'000      NIS'000*  Adjusted NIS'000     NIS'000*   Adjusted NIS'000    NIS'000*
       ----------------   -----------  ----------------  -----------   ----------------  ----------
Primary earnings
 before extraordinary
 item            13,772        60,582           46,368       59,364              57,033     50,000
               --------      --------         --------    ---------           ---------  ---------
               --------      --------         --------    ---------           ---------  ---------
Primary earnings
 after extraordinary
 item             1,162        60,582           46,368       59,364              57,033     50,000
               --------      --------         --------    ---------           ---------  ---------
               --------      --------         --------    ---------           ---------  ---------
B. Fully diluted earnings

                                 1994                            1993                          1992
       ------------------------------  ------------------------------  ----------------------------
                  Fully      Weighted            Fully      Weighted              Fully    Weighted
                diluted       average          diluted       average            diluted     average
               earnings     number of          earnings    number of           earnings   number of
                            shares in                      shares in                      shares in
                        fully diluted                  fully diluted                  fully diluted
                             earnings                       earnings                       earnings
       ----------------   -----------  ----------------  -----------   ----------------  ----------
       Adjusted NIS'000      NIS'000*  Adjusted NIS'000     NIS'000*   Adjusted NIS'000    NIS'000*
       ----------------   -----------  ----------------  -----------   ----------------  ----------
Fully diluted
 earnings before
 extraordinary
 item            13,772        60,582           47,920       64,746              57,033     50,000
               --------      --------         --------    ---------           ---------  ---------
               --------      --------         --------    ---------           ---------  ---------
Fully diluted
 earnings after
 extraordinary
 item             1,162        60,582           47,920       64,746              57,033     50,000
               --------      --------         --------    ---------           ---------  ---------
               --------      --------         --------    ---------           ---------  ---------
*Number of shares in nominal NIS thousands.


In order to check the probability of the exercise of the options and for the calculation of earnings per share, the present value is calculated assuming the exercise of the options on the last possible date, at
Shekel interest rates, after taxes, of 4%.  (1993 - 3%).



                                                                                                35

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 16 - Taxes on Income

 A. "Industrial company" - the Company and its main subsidiaries are industrial companies under the Encouragement of Industry (Taxes) Law, 1969, and are entitled to the benefit of accelerated depreciation rates.

 B. The provisions for taxes were computed according to the Income Tax Ordinance (New Version), 1961, and the Income Tax Law (Inflationary Adjustments), 1985.

 C.    The composition of deferred taxes:
                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                   December 31   December 31   December 31     December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 For fixed assets                        3,438         5,412          3,333          5,294
 For provisions for
  fringe benefits, etc.                  4,035         4,124          3,805          3,733
 For public offering issue
  expenses*                                815         1,609            815          1,609
                                    ----------    ----------     ----------     ----------
                                         8,288        11,145          7,953         10,636

 Less - for inventories                    661           530            557            478
                                    ----------    ----------     ----------     ----------
                                         7,627        10,615          7,396         10,158
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 Included:
 In current assets                       3,649         3,898          3,535          3,537
 Long-term deferred taxes                3,978         6,717          3,861          6,621
                                    ----------    ----------     ----------     ----------
                                         7,627        10,615          7,396         10,158
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 *     Total tax savings resulting from these expenses - NIS 2,616 thousand.

 D.    Changes in deferred taxes:
                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                   December 31   December 31   December 31     December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 Balance beginning of year              10,615        10,096         10,158          9,641
 Change in deferred taxes
  presented in Statement of
  Income                                (3,222)       (2,097)        (2,996)        (2,099)
 Change in deferred taxes
  presented in Shareholders
  Equity                                   234         2,616            234          2,616
                                    ----------    ----------     ----------     ----------
 Balance at end of year                  7,627        10,615          7,396         10,158
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 16 - Taxes on Income (Cont'd)

 E.    The adjusted amount of fixed and other assets for which depreciation and amortization will not in future be allowed for tax purposes and for which no provision for deferred taxes is required:

                                                               Consolidated    The Company
                                                                 ----------     ----------
                                                               Adjusted NIS   Adjusted NIS
                                                                  thousands      thousands
                                                                 ----------     ----------
 Balance at January 1, 1993                                           4,102          3,688
 Changes in 1993, net                                                 1,592          1,190
                                                                 ----------     ----------
 Balance at December 31, 1993                                         5,694          4,878
 Changes in 1994, net                                                (1,280)        (1,794)
                                                                 ----------     ----------
 Balance at December 31, 1994                                         4,414          3,084
                                                                 ----------     ----------
                                                                 ----------     ----------

 F.    Income taxes in statements of income

 Income taxes in the adjusted statements of income consist of:

                                                                              Consolidated
                                                  ----------------------------------------
                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Provision for current year                           13,701         26,673         35,161
 Change in deferred taxes, net                         3,222          2,097          2,933*
 Over-provision for previous years                         -           (258)             -
                                                  ----------     ----------     ----------
                                                      16,923         28,512         38,094
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 *     Including the change resulting from the reduction in tax rates - NIS 628 thousands.

                                                                               The Company
                                                  ----------------------------------------
                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Provision for current year                           12,780         25,160         34,310
 Change in deferred taxes, net                         2,996          2,099          3,055*
 Over-provision for previous years                         -           (214)             -
                                                  ----------     ----------     ----------
                                                      15,776         27,045         37,365
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 *     Including the change resulting from the reduction in tax rates - NIS 623 thousands.

 G. Final tax assessments have been received by the Company for tax years up to and including 1990; consolidated subsidiaries have received final tax assessments for various years between 1986 - 1992.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 16 - Taxes on Income (Cont'd)

 H.     Effective tax reconciliation

                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Tax rates in effect                                     38%            39%            40%
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Consolidated:

 Theoretical tax at rates in effect                   12,031         28,888         37,359
 Erosion of tax advances                                 834            700            977
 Tax effect of permanent differences, net             (2,018)        (1,062)           315
 Losses and tax benefits not utilized                  5,618              -              -
 Differences between the definition of equity
  and assets for tax purposes and book
  purposes and others, net                               458            244           (557)
 Taxes for previous years                                  -           (258)             -
                                                  ----------     ----------     ----------
                                                      16,923         28,512         38,094
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 The Company:

 Theoretical tax at rates in effect                   12,276         26,841         36,271
 Erosion of tax advances                                 776            664            963
 Tax effect of permanent differences, net             (2,106)        (1,318)           250
 Losses and tax benefits not utilized                  4,647              -              -
 Differences between the definition of equity
  and assets for tax purposes and book
  purposes and others, net                               183          1,072           (119)
 Taxes for previous years                                  -           (214)             -
                                                  ----------     ----------     ----------
                                                      15,776         27,045         37,365
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 I. A consolidated company has an accumulated loss for tax purposes in the approximate amount of NIS 12,000 thousand (See Note 2(k)) for which no deferred taxes receivable have been recorded.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 17 - Linked Balances

Consolidated:
                                 December 31, 1994                       December 31, 1993
            --------------------------------------  --------------------------------------
           In or linked         Index     Unlinked In or linked         Index     Unlinked
             to foreign        linked                to foreign        linked
               currency                                currency
            -----------   -----------  -----------  -----------   -----------  -----------
           Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS
              thousands     thousands    thousands    thousands     thousands    thousands
            -----------   -----------  -----------  -----------   -----------  -----------
Current assets
Cash              5,417             -       11,637        3,079             -       13,296
Marketable
 securities       4,216        24,413       17,468       10,225        30,474       32,966
Accounts
 receivable -
 trade and
 others*          8,507         7,051       93,355        8,547         7,214       70,655
Bank deposits         -        31,744            -            -        21,195            -
            -----------   -----------  -----------  -----------   -----------  -----------
                 18,140        63,208      122,460       21,851        58,883      116,917

Investments
Affiliated
 companies
 and others,
 capital notes
 and loans
 including
 current
 maturities       1,312         5,496          150        1,244         2,756        1,458
Bank deposits
 and other
 receivables          -        60,006          937          114         2,341          149
            -----------   -----------  -----------  -----------   -----------  -----------
Total assets     19,452       128,710      123,547       23,209        63,980      118,524
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

Current liabilities
Short-term
 bank credits         -             -        2,691            -             -       12,599
Accounts payable -
 trade and others:
 Trade           12,718             -       21,127       10,848             -       12,892
 Others             308             -       19,407          380             -       21,642
            -----------   -----------  -----------  -----------   -----------  -----------
                 13,026             -       43,225       11,228             -       47,133

Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net    -           971            -            -           925            -
Long-term loans,
 including current
 maturities       1,923           685          490          784         1,752          850
            -----------   -----------  -----------  -----------   -----------  -----------
Total
  liabilities    14,949         1,656       43,715       12,012         2,677       47,983
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

*Exclusive of deferred taxes and prepaid expenses.


                                                                                        39

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 17 - Linked Balances (Cont'd)

Company:
                                 December 31, 1994                       December 31, 1993
            --------------------------------------  --------------------------------------
           In or linked         Index     Unlinked In or linked         Index     Unlinked
             to foreign        linked                to foreign        linked
               currency                                currency
            -----------   -----------  -----------  -----------   -----------  -----------
           Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS
              thousands     thousands    thousands    thousands     thousands    thousands
            -----------   -----------  -----------  -----------   -----------  -----------
Current assets
Cash              2,680             -       10,162        3,015             -       11,465
Marketable
 securities       4,216        24,413       17,468       10,225        30,474       32,966
Accounts
 receivable -
 trade and
 others*          7,277         7,649       82,558        7,545        15,931       52,507
Bank deposits         -        31,744            -            -        21,195            -
            -----------   -----------  -----------  -----------   -----------  -----------
                 14,173        63,806      110,188       20,785        67,600       96,938

Investments
Consolidated subsidiaries -
 loans and capital
 notes, including
 current maturities   -         5,144            -            -         4,928        4,323
Affiliated companies
 and others -
 capital notes
 and loans,
 including current
 maturities       1,312         5,496            -        1,244         2,756          313
Government loans
Bank deposits
 and other
 receivables          -        60,206            -          114         1,739          149
            -----------   -----------  -----------  -----------   -----------  -----------
Total assets     15,485       134,652      110,188       22,143        77,023      101,723
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

Current liabilities
Short-term
 bank credits         -             -           11            -             -       11,221
Accounts payable -
 trade and others:
 Trade            6,801             -       15,021        5,734             -        8,169
 Others               -             -       15,700            -             -       17,618
            -----------   -----------  -----------  -----------   -----------  -----------
                  6,801             -       30,732        5,734             -       37,008
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net    -           939            -            -           868            -
Long-term loans,
 including
 current
 maturities           -             -        2,065            -             -        2,363
            -----------   -----------  -----------  -----------   -----------  -----------
Total liabilities 6,801           939       32,797        5,734           868       39,371
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------

*Exclusive of deferred taxes and prepaid expenses.


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 18 - Supplementary Information to the Statements of Income

 A.    Sales (net of allowances)

                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Consolidated:
 Local                                               369,608        398,291 *      374,094 *
 Export                                               24,689         27,231         22,401
                                                  ----------     ----------     ----------
                                                     394,297        425,522        396,495
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Company:
 Local                                               313,051        335,055 *      337,548 *
 Export                                               21,240         24,008         21,687
                                                  ----------     ----------     ----------
                                                     334,291        359,063        359,235
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 B.    Cost of sales

 Consolidated:
 Materials                                           183,239        190,980        176,100
 Labor                                                37,656         38,345         37,201
 Other manufacturing expenses                         22,840         26,172 *       18,889
 Depreciation and amortization                        15,316         14,323 *       14,808
                                                  ----------     ----------     ----------
                                                     259,051        269,820        246,998
                                                  ----------     ----------     ----------

 (Increase) Decrease  in inventories of:
 Work in process                                      (1,282)           230            165
 Finished products                                    (1,192)        (1,042)        (5,181)
                                                  ----------     ----------     ----------
                                                      (2,474)          (812)        (5,016)
                                                  ----------     ----------     ----------

                                                     256,577        269,008        241,982
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
*Reclassified


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 18 - Supplementary Information to the Statements of Income (Cont'd)

 B.    Cost of sales (Cont'd)

                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Company:
 Materials                                           149,575        154,023        153,245
 Labor                                                32,898         34,249         33,736
 Other manufacturing expenses                         19,634         23,231 *       17,552
 Depreciation and amortization                        13,510         12,258 *       12,704
                                                  ----------     ----------     ----------
                                                     215,617        223,761        217,237
                                                  ----------     ----------     ----------

 Decrease (Increase) in inventories of:
 Work in process                                      (1,260)           174             74
 Finished products                                      (895)           334         (1,225)
                                                  ----------     ----------     ----------
                                                      (2,155)           508         (1,151)
                                                  ----------     ----------     ----------
                                                     213,462        224,269        216,086
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 C.    Selling and marketing expenses

 Consolidated:
 Includes doubtful accounts
  and bad debt expense                                 3,756          1,867            932
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Company:
 Includes doubtful accounts
  and bad debt expense                                 3,443          1,346            680
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 D.    Finance income (expense), net

 Consolidated and Company:
 Includes income (expense)
  from the increase (decrease)
  in value of marketable securities                  (11,338)         6,214          8,716
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Also see Note 21C

 *     Reclassified


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 18 - Supplementary Information to the Statements of Income (Cont'd)

 E.    Other income, net

                                                            For the year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Consolidated:
 Capital gains, net                                      720            505            445
 Loss on realization of investment
  in affiliated company                                 (780)             -              -
 Sundry income                                           601            106              -
 Amortization of deferred credit                         446            444            222
 Income from capital issue of
  affiliate and subsidiary (**)                        3,523          4,028              -

 Related parties:
  Income from rentals                                    590            749            652
  Management fees and participation
   in expenses                                           166            179            597
  Miscellaneous                                            -             70            330
                                                  ----------     ----------     ----------
                                                       5,266          6,081          2,246
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Company:
 Capital gains, net                                      697            464            381
 Loss on realization of investment
  in affiliated company                                 (780)             -              -
 Sundry income                                           232             26              -
 Income from private issue of subsidiary (**)          3,523              - (*)          -

 Related parties:
  Income from rentals                                    590            749            654
  Management fees and participation
   in expenses                                           300            613          1,328
  Miscellaneous                                            -             70            163
                                                  ----------     ----------     ----------

                                                       4,562          1,922          2,526
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

(*)Reclassified

(**)1994 - Includes a gain resulting from a private issue of 20% of the capital of Tzah - Israeli Printing
 Inks Limited (hereafter Tzah), a subsidiary, which was fully owned by the Company until that time.
 The Company granted the purchasers an option to purchase an additional 20% of Tzah, no later than July 1, 1996 at $1,750 thousands, at the minimum.

 1993 - Includes a gain from a public offering of an affiliate (Serafon Resinous Chemicals Corp. Ltd.)
 on the Tel-Aviv Stock Exchange.


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 19 - Related and Interested Parties

 A.    Balance sheet:
                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                   December 31   December 31    December 31    December 31
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 (1)   Included in assets

       Cash and cash equivalents           337           538            336            538
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

       Marketable securities             1,173         3,502          1,173          3,502
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

       Short-term bank deposits         10,735         9,733         10,067          9,733
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 (2)   Included in liabilities

       Bank credits                        246           241              -             63
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

       Liability regarding
        termination of employee-
        employer relationship            1,200         1,119          1,200          1,119
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 B.    The highest balance in current assets

                                                Consolidated                   The Company
                                    ------------------------     -------------------------
                                      Year ended December 31        Year ended December 31
                                    ------------------------     -------------------------
                                          1994          1993           1994           1993
                                    ----------    ----------     ----------     ----------
                                  Adjusted NIS  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                     thousands     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 In cash and cash equivalents           56,448**      79,811*        56,448**       79,811*
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------
 In accounts receivable -
  trade and others                       1,672           227         14,287            227
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 In bank deposits                        9,725         9,733          9,725          9,733
                                    ----------    ----------     ----------     ----------
                                    ----------    ----------     ----------     ----------

 *     Net proceeds of issue of share capital and warrants.

 **    Net proceeds of exercise of warrants.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 19 - Related Parties (Cont'd)

 C.    Transactions (during the normal course of business):
                                                                    Year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                                Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                   thousands      thousands      thousands
                                                  ----------     ----------     ----------
 Consolidated:

 Sales                                                12,832          5,463          6,861
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Purchases and other expenses                         28,581         24,388         31,661
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Management fees paid                                      -              -            381
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 Finance income                                        1,989          1,817          2,067
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Finance expense                                       1,225          1,445            605
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Company:

 Sales                                                15,152          8,023          8,246
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Purchases and other expenses                         28,585         24,624         31,726
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Management fees paid                                      -            686            737
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Finance income                                        1,989          1,832          2,071
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Finance expense                                       1,895          1,619            688
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 D.    Remuneration of interested parties
                                                                  Consolidated and Company
                                                  ----------------------------------------
                                                                    Year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                                  ----------     ----------     ----------
                                     Number of  Adjusted NIS   Adjusted NIS   Adjusted NIS
                                       persons     thousands      thousands      thousands
                                    ----------    ----------     ----------     ----------
 Interested parties employed by
  the company or on its behalf               1         1,551          1,487*         1,534
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

 Interested parties not employed
  by the company or on its behalf           10           325            109              -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
 *     Not including warrants granted (see Note 13B), whose value for tax purposes is NIS 1,988 thousand.

 E.    In 1993, the company paid commissions on the public offering of share capital and warrants
       (see Note 13B), to an indirect interested party in the approximate amount of NIS 2,976 thousand.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 19 - Related Parties (Cont'd)

 F.    Transactions with banking groups

 Certain banking groups, including via provident funds or mutual funds under their management, purchase and sell the company's shares as part of their day to day business. Occasionally, these banking groups' holdings of the outstanding share capital of the Company exceed 5% (which classifies them as "interested parties" as defined under the securities law) and occasionally fall below 5%.
 During the ordinary course of business, the Company carries out transactions with entities that may be defined as interested parties by being related to these banking groups.
 In light of the type of investment of the banking groups in the company, it is not practical to keep record of entities that constitute interested parties in the company because of the banking groups holdings and, regarding transactions that the company carries out with them, accordingly, no information regarding transactions with these institutes is included in these financial statements. In addition, according to the Company's management, transactions with these entities were carried out in the ordinary course of business with terms and prices that are usual in the company.


 G.    Also see Notes 4, 7, 10, 11, 14 and 18E.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 20 - Condensed Nominal Financial Statements of the Company

 A.    Balance Sheet
                                                                December 31    December 31
                                                                       1994           1993
                                                                 ----------     ----------
                                                              NIS thousands  NIS thousands
                                                                 ----------     ----------
 Current assets
 Cash and cash equivalents                                           12,842         12,652
 Marketable securities                                               46,097         64,364
 Accounts receivable - trade                                         54,259         46,115
 Other accounts receivable                                           50,500         24,801
 Bank deposits                                                       31,744         18,519
 Inventories                                                         68,368         54,912
                                                                 ----------     ----------
                                                                    263,810        221,363
                                                                 ----------     ----------
 Investments and long-term assets
 Investments in subsidiaries, affiliates and others                  36,055         28,677
 Bank deposits and other receivables                                 60,206          1,749
 Deferred taxes, net                                                    525          2,023
                                                                 ----------     ----------

                                                                     96,786         32,449
                                                                 ----------     ----------
 Property, plant and equipment
 Cost                                                               137,191        114,490
 Less: Accumulated depreciation                                      65,607         53,654
                                                                 ----------     ----------

                                                                     71,584         60,836
                                                                 ----------     ----------

                                                                    432,180        314,648
                                                                 ----------     ----------
                                                                 ----------     ----------

 Current liabilities
 Bank credits                                                            11          9,806
 Accounts payable - trade                                            21,822         12,147
 Other accounts payable                                              15,700         15,394
 Dividend declared                                                   10,000              -
                                                                 ----------     ----------
                                                                     47,533         37,347
                                                                 ----------     ----------
 Long-term liabilities
 Liability regarding termination of employee-employer
  relationship, net                                                     939            758
 Capital notes issued to subsidiaries                                 2,065          2,065
                                                                 ----------     ----------
                                                                      3,004          2,823
                                                                 ----------     ----------
 Shareholders' equity
 Share capital                                                       60,582         55,686
 Paid-in capital                                                    149,934         79,148
 Retained earnings                                                  171,127        139,644
                                                                 ----------     ----------

                                                                    381,643        274,478
                                                                 ----------     ----------

                                                                    432,180        314,648
                                                                 ----------     ----------
                                                                 ----------     ----------

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 20 - Condensed Nominal Financial Statements of the Company (Cont'd)

 B.    Statements of Income

                                                                    Year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                               NIS thousands  NIS thousands  NIS thousands
                                                  ----------     ----------     ----------
 Revenue from sales                                  313,667        300,081*       270,676*
 Cost of sales                                       190,323        180,169*       157,160
                                                  ----------     ----------     ----------
 Gross profit                                        123,344        119,912        113,516
                                                  ----------     ----------     ----------
 Selling and marketing expenses                       53,687         45,303*        33,248*
 General and administrative expenses                  18,628         16,446*        15,209
                                                  ----------     ----------     ----------
                                                      72,315         61,749         48,457
                                                  ----------     ----------     ----------
 Operating income                                     51,029         58,163         65,059

 Finance income, net                                  13,949         14,659         12,693
 Other income, net                                     4,835          5,310          2,056
                                                  ----------     ----------     ----------

 Income before income taxes                           69,813         78,132         79,808

 Income taxes                                         13,125         21,066         27,072
                                                  ----------     ----------     ----------

 Net income after income taxes                        56,688         57,066         52,736

 Equity in earnings (loss) of subsidiaries, affiliates
 and others, net                                        (740)         3,004          3,350
                                                  ----------     ----------     ----------

 Net income before extraordinary item                 55,948         60,070         56,086

 Extraordinary item -
 Salary expense relating to the portion of
  securities issued which constitutes an
  employee benefit, net                                9,465              -              -
                                                  ----------     ----------     ----------

 Net income for the year                              46,483         60,070         56,086
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


 *     Reclassified

                                                                             48

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 20 - Condensed Nominal Financial Statements of the Company (Cont'd)

C.Statement of shareholders' equity

                          Share        Premium      Proceeds       Retained          Total
                        capital    and capital    from issue       earnings
                                       reserve   of warrants
                    -----------    -----------   -----------    -----------    -----------
                  NIS thousands  NIS thousands NIS thousands  NIS thousands  NIS thousands
                    -----------    -----------   -----------    -----------    -----------
Balance as of
 January 1, 1992             50          5,177             -        107,280        112,507


Changes in 1992:
Net income                    -              -             -         56,086         56,086
Dividend                      -              -             -        (24,500)       (24,500)
Transfer from reserves to
 retained earnings            -            513             -           (513)             -
                    -----------    -----------   -----------    -----------    -----------
Balance as of
 December 31, 1992           50          5,690             -        138,353        144,093


Changes in 1993:

Issue of bonus shares    49,950         (5,536)            -        (44,414)             -
Issue of share capital
 and warrants, net        4,500         52,460*       14,365*             -         71,325
Exercise of warrants, net 1,186         13,535*       (1,366)*            -         13,355
Net income                    -              -             -         60,070         60,070
Dividend                      -              -             -        (14,365)       (14,365)
Balance as of
                    -----------    -----------   -----------    -----------    -----------
 December 31, 1993       55,686         66,149        12,999        139,644        274,478


Changes in 1994:

Salary expense relating to the
 portion of securities issued
 which constitutes an
 employee benefit, net        -          9,031         8,160              -         17,191
Exercise of warrants, net 4,896         58,917*       (5,322) *           -         58,491
Net income                    -              -             -         46,483         46,483
Dividend**                    -              -             -        (15,000)       (15,000)
Balance as of
                    -----------    -----------   -----------    -----------    -----------
 December 31, 1994       60,582        134,097        15,837        171,127        381,643
                    -----------    -----------   -----------    -----------    -----------
                    -----------    -----------   -----------    -----------    -----------


*Net of issue and registration expenses, after tax affect.
**Includes NIS 10,000 thousands dividend declared (See Note 21A).


                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 21 - Subsequent Events

 A. On March 6, 1995, the Board of Directors of the Company decided upon an interim cash dividend distribution in the amount of NIS 10,000 thousands which constitutes NIS 0.165 per NIS 1 par value of shares outstanding on the date of declaration. This dividend is included in the financial statements as a dividend declared.

 B.    Expiration of warrants - see Note 13B (4).

 C. Due to the continued fall of prices of securities traded on the stock exchange after the balance sheet date, the Company accumulated additional losses in the amount of NIS 1,000 thousand from the decrease in value of marketable securities.



Note 22 - Consolidated Financial Data Presented according to U.S. GAAP

 A.    Change in Method of Reporting

 In December 1981, the Financial Accounting Standards Board in the U.S.A. established a new standard for reporting the financial position and results of operations of foreign subsidiaries in United States (U.S.) consolidated financial statements (SFAS No. 52). The Israeli subsidiaries and investees of PEC Israel Economic Corporation (PEC) had been preparing U.S. dollar financial statements under SFAS No. 52 utilizing the hyperinflationary economy approach which essentially retains historical dollar values for non-monetary assets including long-term investments, property and equipment and equity accounts.

 The inflation rate in Israel has steadily declined to the point that the use of historical dollar accounting as prescribed in SFAS No. 52 may no longer be appropriate for the translation of financial statements of subsidiaries and investees based in Israel. Under hyperinflationary accounting (SFAS No. 52), the functional currency of the Israeli entities was defined as the reporting currency of the U.S. investor. For the purpose of PEC's investee companies the transition date for the reporting currency basis was determined to be December 31, 1992. Consequently, as from January 1, 1993, for U.S. GAAP purposes, this conversion has been implemented as follows:

 1. Dollar values which had been maintained on an historical accounting basis (such as land, buildings, machinery and equipment, investments, etc.) have been translated into NIS at the exchange rate ruling at December 31, 1992.

 2.    Shareholders' equity has been translated on an historical basis.

 The treatment of transactions carried out during the year was as follows:

 1. Depreciation of assets converted according to 1. above was computed on the new NIS value over the remaining useful lives of the assets.

 2. All other transactions have been presented on the same basis as the nominal consolidated financial statements. Section B of this note explains the differences between the nominal NIS financial statements prepared according to Israeli GAAP and the financial statement data presented in NIS according to U.S. GAAP for the purposes of PEC.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------


Note 22 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

 A.    Change in Method of Reporting (cont'd)

 3. Deferred taxes associated with the temporary difference that arise from a change in functional currency when an economy ceases to be considered highly inflationary, are reflected (as per FASB's EITF 92-8) as an adjustment to the cumulative translation adjustments component of shareholders's equity.


 B. The main differences between the financial statements contained in Sections C, D and E of this note prepared according to U.S. GAAP and the financial statements prepared according to Israeli GAAP are as follows:

 (1)   Warrants issued to employees

       Warrants issued to employees free of charge were recorded as an expense in 1993 in these financial statements in accordance with U.S. GAAP. The warrants issued to employees were recorded as an expense in the nominal shekels financial statements in 1994 at the amount which was taxable to the employees - see Note 13B (5).

       The tax effect of this expense is included in the nominal NIS financial statements in the Statement of Income. For the purposes of the financial statements contained in this Note, prepared according to U.S. GAAP, the tax effect is included partially in the Statements of Income and the remainder is added to paid-in capital.

 (2)   Reserves in Shareholders' equity

       Land, buildings, machinery and equipment were revalued in 1982 and a capital reserve was created in the nominal financial statements as permitted by Israeli GAAP. These assets are stated at historical cost and no capital reserves exist in the financial statements that follow in accordance with U.S. GAAP.

 (3)   Deferred credit (negative goodwill)

       The consolidated nominal NIS financial statements include a deferred credit amortized over five years, as permitted by Israeli GAAP. For the purposes of the financial statements contained in this note, prepared according to U.S. GAAP, property, plant and equipment have been reduced by the excess cost over the assigned value of net assets acquired.

 (4)   Dividends declared

       According to Israeli GAAP, dividends from the earnings of a year are accrued at the end of that year even though they are approved after that year's end. For the purposes of the financial statements contained in this note, these dividends have not been accrued since, according to U.S. GAAP, dividends are reflected as a liability when declared.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (Cont'd)

 C.    Balance Sheets

                                                                December 31    December 31
                                                                       1994           1993
                                                                 ----------     ----------
                                                              NIS thousands  NIS thousands
                                                                 ----------     ----------
 Assets

 Current assets

 Cash and cash equivalents                                           17,054         14,307
 Marketable securities                                               46,097         64,364
 Accounts receivable - trade and others                             116,746         80,560
 Bank deposits                                                       31,744         18,519
 Inventories                                                         79,614         64,291
                                                                 ----------     ----------
                                                                    291,255        242,041
                                                                 ----------     ----------
 Investments and long-term assets

 Affiliated companies and others                                     21,910         16,270
 Bank deposits and other receivables                                 60,943          2,275
 Deferred taxes, net                                                  8,794          7,682
                                                                 ----------     ----------
                                                                     91,647         26,227
                                                                 ----------     ----------
 Property, plant and equipment

 Cost                                                               224,581        201,242
 Less - accumulated depreciation                                    141,267        128,469
                                                                 ----------     ----------
                                                                     83,314         72,773
                                                                 ----------     ----------
 Intangible assets, net                                                 252            364
                                                                 ----------     ----------
                                                                    466,468        341,405
                                                                 ----------     ----------
                                                                 ----------     ----------

                                                                                        52

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 22 - Condensed Nominal Financial Statements Prepared
            in Accordance with U.S. GAAP (Cont'd)

 C.    Balance Sheets (Cont'd)

                                                                December 31    December 31
                                                                       1994           1993
                                                                 ----------     ----------
                                                              NIS thousands  NIS thousands
                                                                 ----------     ----------
 Liabilities and Shareholders' Equity

 Current liabilities

 Bank credits and current maturities of long-term debt                3,524         12,044
 Accounts payable - trade and others                                 53,447         39,984
                                                                 ----------     ----------
                                                                     56,971         52,028
                                                                 ----------     ----------
 Long-term liabilities

 Long-term debt                                                       2,260          1,922
 Liability regarding termination of employee-
  employer relationship, net                                            971            808
                                                                 ----------     ----------
                                                                      3,231          2,730
                                                                 ----------     ----------
 Minority interest                                                    3,425          1,160
                                                                 ----------     ----------
 Shareholders' equity

 Share capital                                                       80,561         75,664
 Paid-in capital                                                    144,721         86,246
 Foreign currency translation adjustment                              1,703          1,703
 Retained earnings                                                  175,856        121,874
                                                                 ----------     ----------
                                                                    402,841        285,487
                                                                 ----------     ----------

                                                                    466,468        341,405
                                                                 ----------     ----------
                                                                 ----------     ----------


                                                                                        53

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 22 - Condensed Nominal Financial Statements Prepared
            in Accordance with U.S. GAAP (Cont'd)

 D.    Statements of Income

                                                                    Year ended December 31
                                                  ----------------------------------------
                                                        1994           1993           1992
                                               NIS thousands  NIS thousands  NIS thousands
                                                  ----------     ----------     ----------
 Revenue from sales                                  369,983        360,193        342,274
 Cost of sales                                       230,953        225,853        203,544
                                                  ----------     ----------     ----------
 Gross profit                                        139,030        134,340        138,730
                                                  ----------     ----------     ----------
 Selling and marketing expenses                       63,489         55,612         46,897
 General and administrative expenses                  23,690         22,307         19,038
 Employee warrants[see B(1)]                               -          7,293              -
                                                  ----------     ----------     ----------
                                                      87,179         85,212         65,935
                                                  ----------     ----------     ----------
 Operating income                                     51,851         49,128         72,795

 Financing income, net                                11,073         14,321            525
                                                  ----------     ----------     ----------
 Operating income                                     62,924         63,449         73,320

 Other income, net                                     4,871          5,523          1,664
                                                  ----------     ----------     ----------
 Income before income taxes                           67,795         68,972         74,984

 Income taxes                                          8,580         19,204         32,308
                                                  ----------     ----------     ----------
 Net income after income taxes                        59,215         49,768         42,676

 Equity in earnings of affiliated
  companies and others, net                              305            238          1,484

 Minority interest in consolidated
  subsidiaries' income                                  (538)          (544)          (191)
                                                  ----------     ----------     ----------

 Net income                                           58,982         49,462         43,969
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

                                                                                        54

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1994
--------------------------------------------------------------------------------

Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (Cont'd)

E.Statement of changes in shareholders' equity

                 Share     Additional      Proceeds      Foreign      Retained          Total
                capital       paid-in          from     currency      earnings
                              capital      issue of  translation
                                           warrants   adjustment
            -----------   -----------  ------------ ------------- ------------ --------------
          NIS thousands NIS thousands NIS thousands NIS thousands NIS thousands NIS thousands
            -----------   -----------  ------------ ------------- ------------ --------------
Balance as of
 January 1, 1992 20,028             -            -            -       120,467      140,495

In the year 1992:
Net income            -             -            -            -        43,969       43,969
Cash dividend         -             -            -            -       (27,709)     (27,709)
            -----------   -----------  -----------  -----------   -----------  -----------
Balance as of
 December 31,
 1992            20,028             -            -            -       136,727      156,755

In the year 1993:
Cumulative
 effect of
 deferred taxes       -             -            -        1,703             -        1,703
Issuance of
 bonus shares    49,950             -            -            -       (49,950)           -
Issuance of
 shares and
 warrants, net    4,500        52,460*      14,365*           -             -       71,325
Employee
 warrants             -             -        7,252            -             -        7,252
Exercise of
 warrants, net    1,186        13,535*      (1,366)*          -             -       13,355
Net income            -             -            -            -        49,462       49,462
Cash dividend         -             -            -            -       (14,365)     (14,365)
            -----------   -----------  -----------  -----------   -----------  -----------

Balance as of
 December 31,
 1993            75,664        65,995       20,251        1,703       121,874      285,487


In the year 1994:
Exercise of
 warrants, net    4,897       62,603 *      (9,010) *         -             -       58,490
Tax benefit of
 employee warrants    -         2,563        2,319            -             -        4,882
Net income            -             -            -            -        58,982       58,982
Cash dividend         -             -            -            -        (5,000)      (5,000)
            -----------   -----------  -----------  -----------   -----------  -----------
Balance as of
 December 31,
 1994            80,561       131,161       13,560        1,703       175,856      402,841
            -----------   -----------  -----------  -----------   -----------  -----------
            -----------   -----------  -----------  -----------   -----------  -----------


*       Net of issue and registration expenses, after tax effect.



                                                                                        55

                                                Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1994
--------------------------------------------------------------------------------


                                                                    Control and
                                                                      ownership
                                                                    -----------
                                                                              %
                                                                    -----------
Consolidated companies
Italchem Ayalon Ltd.                                                         64
Aniam Purification Systems Ltd.                                            66.7
R.R.E. Rotem Engineering Ltd.                                              56.7
Gil - the Israeli Marketing Paint Company                                    24*
Tambour Holdings 1993 Ltd.                                                  100
Solar Dynamics Ltd.                                                          60
Tzah - Israeli Printing Inks Ltd.                                            80
R.D. Glaso-Center Ltd.                                                      100
Tovalah Ltd.                                                                100
T.P. Development Establishment                                              100
Cotachem Farben G.M.B.H.                                                    100
Tambour Paints (Hellas) LLC                                                 100
Affiliated companies
Ecosoft Ltd.                                                                 50
Vertigo Robotics Technology Ltd.                                             50
Alram Cooling Systems Ltd.                                                33.35
Chemitas 1988 Ltd.                                                           50
Kne Uvne Marketing (1992) Ltd.                                               20
Serafon Resinous Chemicals Corp. Ltd.                                      46.5
International Ilios Cotachem S.A.                                            37
Mader Baufarben A.G.                                                         34


Partnerships
Ecosoft C.T. 1993 Limited Partnership                                        50
Kne Uvne Limited Partnership                                                 20


Inactive Companies
Ayalon Water Purification Ltd.                                              100
Engel-Aniam Ltd.                                                          33.35
Askar Ltd.                                                                  100
Hamerakeh - Hydrohamer Ltd.                                                 100
Tambourechev Ltd.                                                           100
Chemetal Ltd.                                                               100
Memberfil Ltd.                                                               50
Nad (Investments) Ltd.                                                      100
C.T.I. Inks (1983) Ltd.                                                      80
Tzevah Paint Industries Ltd.                                                100
British Paints L.L.C.                                                        37
Tamarin (Marine Paints) Ltd.                                                100

*       100% ownership and control, in effect

     Shlomo Ziv & Co.                         |
     Certified Public Accountants (Isr.)      |
     6 Kaufman St. P.O.B. 50322               |  Summit
     Tel-Aviv 61500, Gibor House              |  International
     Tel. 03-5179611 Fax. 03-5179418          |  Associates, Inc.
                                              |
     Haifa 31018, 2 Hanamal St., P.O.B. 1886  |
     Tel. 04-675025/6 Fax. 04-679461          |


                  AUDITORS' REPORT TO THE SHAREHOLDERS OF
        ADIR INTERNATIONAL COMMUNICATIONS SERVICES CORPORATION LTD.
        -----------------------------------------------------------

We have examined the Balance Sheet of Adir International Communications Services Corporation Ltd. and the Consolidated Balance Sheet of Adir International Communications Services Corporation Ltd. and its subsidiary companies as at December 31, 1994 and 1993, the Statement of Profit and Loss of the Company and consolidated, the Changes in Equity Capital and the Statement of Cash-flows of the Company and consolidated for the two years period ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

The above statement have been prepared on the basis of the historical cost convention, adjusted to the general purchasing power of the Israel Shekel, in conformity with Opinions 36 and 50 of the Institute of Certified Public Accountants in Israel. Condensed data in nominal Shekels of the above statements, on the basis of which the adjusted statements have been prepared, is given in Note 17.

For the purpose of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S.

In our opinion, the above financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the company and consolidated as at December 31, 1994 and 1993, the results of operations of the company and consolidated, the changes in its shareholders equity and the cash-flows in the company and consolidated, for the two years period ended December 31, 1994.

Pursuant to section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us as shown by the Company's books.

Without qualifying our opinion we direct your attention to the content of 1(C) attached to the financial statements about the affect of the international second operator an the company future reports.


                                          SHLOMO ZIV & CO.

23 February, 1995
                               Certified Public Accountants (Isr.)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN



Tel-Aviv, March 8, 1995




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF BULK TRADING CORPORATION LIMITED



We have audited the balance sheets of Bulk Trading Corporation Limited as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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



--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.


Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 16 to the financial statements.


Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN





Tel-Aviv, January 26, 1995




Auditor's Report to the Shareholders of
Camdev Limited

We have audited the balance sheets of Camdev Limited as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.


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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 11 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 12C to the financial statements.



Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)



--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

    1928                                       ROJANSKY, HALIFI, MEIRI & Co.
    R H M                                      Certified Public Accountants

    -----------------------------------------------------------------------
    Ezra Abdat       C.P.A.(Isr.)
    Nadav Hacohen    C.P.A.(Isr.)
    Shaul Netzer-El  C.P.A.(Isr.)
    Edmond Raviv     C.P.A.(Isr.)
    Itzhak Gross     C.P.A.(Isr.)

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ----------------------------------------
                                 TO THE SHAREHOLDERS OF
                                 ----------------------

                          CANIEL - ISRAEL CAN COMPANY LIMITED
                          -----------------------------------

              We have audited the consolidated balance sheet of Caniel-Israel Can Company Limited as at December 31, 1994 and 1993, the related consolidated Statements of income and Shareholders' Equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

              In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

              Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 25 to the financial statements.



    Tel-Aviv,                                 ROJANSKY, HALIFI, MEIRI & CO.
    March 6, 1995                             CERTIFIED PUBLIC ACCOUNTANTS.



    -------------------------------------------------------------------------
       26, Rotschild Blv., Tel Aviv (Code 66882)   Tel. 5607801
               P.O.B. 367, Tel Aviv (Code 61003)   Fax. 972-3-5600065

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN




Tel-Aviv, March 2, 1995



AUDITORS' REPORT TO THE SHAREHOLDERS OF CELLCOM ISRAEL LTD.


We have examined the balance sheet of CELLCOM ISRAEL LTD. (hereinafter the "Company") as at December 31, 1994 and the related income statement, statement of changes in shareholders' equity and statement of cash flows for the period of June 27, 1994 through December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors Regulations (Auditors' Mode of Performance) - 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

The aforementioned financial statements were prepared on the historical cost basis adjusted for changes in the general purchasing power of the New Israeli Shekel in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in terms of historical values, which served as the basis for the preparation of the adjusted financial statements appear in Note 20.

In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994, the results of its operations, the changes in shareholders' equity and its cash flows for the aforementioned period.


In our opinion, the aforementioned statements have been prepared in conformity with the Securities Regulations (Preparation of Annual Financial Statements) - 1993.

In our opinion, it would not be necessary to make any material adjustments in the historical financial statements, which appear in Note 20, in order to comply with generally accepted accounting principles in the United States.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN



Tel-Aviv, February 28, 1995




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF DEP Technology Holdings Limited



We have audited the balance sheets of DEP Technology Holdings Limited as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

In our opinion, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in the United States and Israel, consistently applied.


Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Tel-Aviv, March 5, 1995




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF DIC AND PEC CABLE TV LTD.



We have audited the balance sheets of DIC and PEC Cable TV as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.


Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 6 to the financial statements.



Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Tel-Aviv, March 10, 1995




RASOLY & CO                         SOMEKH CHAIKIN
Certified Public Accountants (Isr.) Certified Public Accountants (Isr.)
Tel-Aviv                            Tel-Aviv



Report of Independent Public Auditors
Electronics Line (E.L.) Limited


We have audited the consolidated balance sheets of Electronics Line (EL) Limited as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.


Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli Auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 24 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows of each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit and shareholders' equity to the extent summarized in Note 25 to the financial statements.



RASOLY & CO                         SOMEKH CHAIKIN
Certified Public Accountants (Isr.) Certified Public Accountants (Isr.)

                              Joint Auditors

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of Elron Electronic Industries Ltd.
(extended form to comply with U.S. standards)

We have audited the balance sheets of Elron Electronic Industries Ltd., (the "Company") as of December 31, 1994 and 1993 and the statements of income, shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993 and the results of its operations and cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with accounting principles generally accepted in Israel (as to reconciliation to accounting principles generally accepted in the United States - see Note 2K).
As more fully disclosed in Note 2J to the financial statements, the Company changed in 1993 its method of accounting for income taxes.

Luboshitz, Kasierer & Co.                            Ratzkovsky Fried & Co.
Certified Public Accountants                         CertifiedPublic Accountants
(Israel)                                             (Israel)







Haifa, Israel
March 8, 1995

HH            HAFT  &  HAFT  & CO.           CERTIFIED PUBLIC ACCOUNTANTS (ISR.)
          ------------------------
SL        INCL. STRAUSS, LAZER & CO.





                                AUDITOR'S REPORT
                    TO THE SHAREHOLDERS OF EL-YAM SHIPS LTD.
                    ----------------------------------------


We have examined the special purpose Consolidated Balance Sheet of El-Yam Ships Ltd. as at December 31, 1994 and 1993 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including the rules prescribed under the Israel Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in these circumstances.

As stated at the end of Note 2d, prior to 1993, an investment by the affiliated company in an affiliate was carried at cost, due to the fact that the necessary data in U.S. dollars for inclusion at equity could not be furnished.

In our opinion, except as noted in the previous paragraph as to 1992, the above Consolidated Financial Statements, derived from the primary financial statements expressed in Israel currency, present fairly in conformity with generally accepted accounting principles the financial position of the Company and its subsidiaries as at December 31, 1994 and 1993 and the results of the operations and cash flows for each of three years ended December 31, 1994.

Pursuant to the United States Securities and Exchange Commission requirements we state:

(1) The auditing standards and procedures mentioned above are Israeli auditing standards and procedures and were augmented by any additional procedures that were considered necessary, in order to comply with generally accepted auditing standards in the United States.

(2) These financial statements differ from those issued in Israel (in conformity with generally accepted accounting principles in Israel) as explained in Note 1 to the financial statements.

March 30, 1995                        H.H.S.L. Haft & Haft & Co.
Tel Aviv, Israel               Certified Public Accountants (Isr.)



--------------------------------------------------------------------------------
TEL AVIV        :HAFT BUILD. 51 WEIZMAN ST. P.O.B. 18115, CODE 61180.
                 TEL. 972-3-6967231, FAX. 972-3-6953517
                 MAYA BUILD. 74 DEREKH PETAH TIKVA, CODE 67215,
                 TEL. 972-3-5613545 FAX. 972-3-5613824
HAIFA           :55 PINHAS MARGOLIN ST. P.O.B. 8081, CODE 31080,
                 TEL. 972-4-525202, FAX. 972-4-555813
JERUSALEM       :16 BILU ST. P.O.B. 790, CODE 91007.
                 TELEPHONE  972-2-636276, FAX. 972-2-635534

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN



Tel-Aviv, March 1, 1995




Report of Independent Public Accountants to the Board of Directors of Gemini Capital Fund Management Ltd.



We have audited the accompanying balance sheet of Gemini Capital Fund Management Ltd. as at December 31, 1994 and December 31, 1993, statements of income, changes in shareholders' equity and cash flows for each of the two years then ended, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards including those prescribed by the Israel Auditors' Regulations (Auditors' Mode of Performance) - 1973.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Fund Management Ltd. as at December 31, 1994 and December 31, 1993, and the results of its operations, changes in its shareholder's equity and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States and Israel on the basis outlined in Note 2A to the financial statements.



Somekh Chaikin
Certified Public Accountants





--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Tel-Aviv, March 1, 1995




Report of Independent Public Accountants to the Board of Directors of Gemini Israel Fund L.P.



We have audited the accompanying balance sheet of Gemini Israel Fund L.P. as of December 31, 1994 and December 31, 1993, statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1994 and for the eleven month period ended December 31, 1993, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israel Auditors' Regulations (Auditors' Mode of Performance). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund as of December 31, 1994 and December 31, 1993, the results of its operations, changes in its shareholders' equity and cash flows for the year ended December 31, 1994 and for the eleven month period ended December 31, 1993, in conformity with accounting principles generally accepted in the United States and in Israel on the basis detailed in Note 2A to the financial statements.


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

As explained in Note 2, the financial statements include investments valued at U.S. dollars 5,516 thousand (previous year - U.S. dollars 3,805 thousand) (33% of partners capital at balance sheet date, previous year - 53%) whose values have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.



Somekh Chaikin
Certified Public Accountants

       Kesselman                         Coopers
       & Kesselman                       & Lybrand

       certified public
       accountants (Isr.)

                              AUDITORS' REPORT
                              ----------------

                           To the Shareholders of

                 GILAT COMMUNICATION ENGINEERING 1990 LTD.
                 -----------------------------------------


We have examined the financial statements of Gilat Communication Engineering 1990 Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets at December 31, 1994 and 1993 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. Data relating to the Company's share in profits of an associated company - adjusted NIS 150,486 for 1994 (1993 - share in losses - adjusted NIS 346,851) are based on that associated company's financial statements which have been examined by other certified public accountants.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 14.

In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel, the financial position - of the Company and consolidated - at December 31, 1994 and 1993 and the results of operations and the cash flows
- of the Company and consolidated - for each of the three years in the period ended December 31, 1994.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 15.

Tel-Aviv                               Kesselman & Kesselman
 March 9, 1995                  Certified Public Accountants (Isr.)

Kesselman & Kesselman is a member of Coopers & Lybrand (International)

Kesselman & Kesselman                Coopers & Lybrand
Certified Public Accountants (Isr.)











                           REPORT OF INDEPENDENT AUDITORS
                           -------------------------------


                             To the Shareholders of


                           GILAT SATELLITE NETWORKS LTD.
                           ------------------------------



We have examined the consolidated balance sheets of Gilat Satellite Networks Ltd.(the "Company") and its subsidiaries at December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).





Tel-Aviv, Israel                                   Kesselman & Kessleman
February 21, 1995                           Certified Public Accountants (Isr.)



Kesselman & Kesselman is a member firm of Coopers & Lybrand (International)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Tel-Aviv, March 2, 1995




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF ISPAH HOLDINGS LIMITED




We have audited the balance sheets of Ispah Holdings Ltd. as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.


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


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

The data relating to the equity value of investments is an affiliated company and to the Company's share in the results of this company are based on financial statement which were examined by other auditors.


Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 4 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.


Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 5 to the financial statements.




Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Kesselman & Kesselman                Coopers & Lybrand
Certified Public Accountants (Isr.)



                              AUDITORS' REPORT
                              ----------------

                           To the Shareholders of

                          KLIL INDUSTRIES LIMITED
                          -----------------------


We have examined the financial statements of Klil Industries Limited (the company) and the consolidated financial statements of the company and its wholly-owned subsidiary: balance sheet at December 31, 1994 and 1993, and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - of the company and consolidated - at December 31, 1994 and 1993 and the results of operations and cash flows - of the company and consolidated - for each of the three years in the period ended December 31, 1994. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 12.


Haifa,                                           Kesselman & Kesselman
March 1, 1995



Kesselman & Kesselman is a member firm of Coopers & Lybrand (International)

                        COHEN, EYAL, YEHOSHUA & CO.
                    CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

51 WEIZMANN ST., P.O. BOX 21592                   COHEN ELIAHU C.P.A. (ISR.)
TEL AVIV 61214, ISRAEL                            EYAL ITAMAR C.P.A. (ISR.)
TEL. 03-6952210, FAX. 03-6950148                  YEHOSHUA NISSIM C.P.A. (ISR.)



                   AUDITORS REPORT TO THE SHAREHOLDERS OF
                   --------------------------------------
                            LEGO IRRIGATION LTD.
                            --------------------

     We have examined the balance sheet of Lego Irrigation Ltd. (the Company) as at December 31, 1994, and 1993, the statements of profit and loss, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

     The financial statements are prepared on the basis of historical cost as adjusted for the effects of inflation according to the opinions of the Institute of Certified Public Accountants in Israel. Note 23 gives a summary of the above mentioned financial statements based on the nominal historical data which served as the bases for the preparation of the adjusted statements.

     In Note 24 are given data of the Company's nominal net profit and shareholders' equity on the basis of accounting policies determined by PEC Israel Economic Corporation (interested party) and for its purposes.

     The financial statements of an included company, the operating results of which for the years up to and including the year 1993 were included in the Company's financial statements on equity basis, were audited by other Certified Public Accountants.

     In our opinion, based on our examination, and on the opinion of other certified public accountants, as aforesaid, the above financial statements, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994, and 1993, the results of its operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1994 and in our opinion they are prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements), 1993.




March 6, 1995                         Cohen, Eyal, Yehoshua and Co.
                               Certified Public Accountants (Isr.)

                           JUNGERMAN, GILBOA, SILBER
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

MOSHE JUNGERMAN C.P.A. (ISR).
DAVID GILBOA C.P.A. (ISR.)
KOBI SILBER C.P.A. (ISR.)





                    Auditors' Report to the Shareholders
                    ------------------------------------
                                  of
                                  --
                          Liraz Systems Limited
                          ---------------------

We have examined the Balance Sheet of Liraz Systems Ltd. (hereinafter - the Company), and the Consolidated Balance Sheet of the Company and its subsidiaries (hereinafter - the Group) as of December 31, 1994 and 1993, and the Statements of Operations, the Statements of Changes in Shareholders' Equity and the Statements of Cash Flows of the Company, and of the Group, for each of the three years in the period ended December 31, 1994. Our examination was conducted in accordance with generally accepted auditing standards, including those prescribed in the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly, we have applied such auditing procedures as we considered necessary under the circumstances.

The abovementioned financial statements have been prepared on the basis of the historical cost, adjusted for the changes in the general purchasing power of the Israeli currency in accordance with the principles prescribed in the Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal data, which served as the basis for the preparation of the adjusted financial statements, are presented in Note 31.

The financial statements of consolidated subsidiaries, whose assets constitute approximately 36.1% (1993 approx. 22.4%) of total assets contained in the consolidated balance sheet, and whose revenues constitute approximately 39.7% (1993 approx. 12.4%, 1992 approx. 15.3%) of total revenues included in the consolidated statement of operations, were examined by other auditors.

In our opinion, based on our examination and on the reports of the other auditors, as aforesaid, the financial statements referred to above, present fairly in conformity with generally accepted accounting principles, the financial position of the Company and of the Group as of December 31, 1994 and 1993, the results of the operations, the changes in shareholders' equity, and the cash flows of the Company and the Group, for each of the three years in the period ended December 31, 1994.

In our opinion, the abovementioned financial statements have been prepared in conformity with the Securities Regulations (Preparation of Annual Financial Statements), 1993.

                            Jungerman, Gilboa, Silber
                            Certified Public Accountants (Israel)

                      Tel Aviv,    February 28, 1995

         28 AMINADAV ST. TEL AVIV 67898 TEL. 03-5622332 FAX. 03-5627190

          KOST LEVARY & FORER
            A MEMBER OF
          ERNST & YOUNG INTERNATIONAL

                            REPORT OF INDEPENDENT AUDITORS

                                To the Shareholders of

                     LOGAL EDUCATIONAL SOFTWARE AND SYSTEMS LTD.


              We have audited the balance sheets of Logal Educational Software and Systems Limited (the "Company") and the consolidated balance sheet of the Company and its subsidiary at December 31, 1994 and 1993 and the related Company and consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. Our audit was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

              The accompanying financial statements are remeasured into U.S. dollars in accordance with the principles described in Note 2a.

              In our opinion, based on our audit, the aforementioned financial statements present fairly, in accordance with generally accepted accounting principles in Israel and the United States, which as applicable to these financial statements, are in all material respects identical, the financial position of the Company and the consolidated financial position of the Company and its subsidiary as at December 31, 1994 and 1993, and the results of the Company and consolidated operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994.

              Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


          Tel-Aviv, Israel                        KOST, LEVARY and FORER
          February 22, 1995           Certified Public Accountants (Israel)

Igal Brightman
         & Co.
--------------           -------------------------------------------------------
                         3 Daniel Frisch Street       Telephone: 972(3) 692-4111
                         Tel Aviv 64731, Israel       Facsimile: 972(3) 696-0130
                         P.O.B. 16593, Tel Aviv 61164


                            INDEPENDENT AUDITORS' REPORT
                   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                       "MAXIMA" - AIR SEPARATION CENTER LTD.
                       -------------------------------------

We have examined the balance sheets of "Maxima" - Air Separation Center Ltd. - consolidated and for the Company - as of December 31, 1994 and 1993 and the related statements of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1994, expressed in Israeli currency. Our examinations were made in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors' Regulations (Mode of Performance), 1973, and, accordingly, we have applied such auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially identical to generally accepted auditing standards in the United States.

The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed nominal financial data, on the basis of which the adjusted financial statements have been prepared, is presented in Note 30 to the financial statements.

In our opinion, based on our examinations, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - consolidated and for the Company - as of December 31, 1994 and 1993, and the results of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1994.

The financial information presented in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is included in Note 31 to the financial statements.




Tel-Aviv, Israel                               Igal Brightman & Co.
March 6, 1995.                             Certified Public Accountants


---------------  --------------------------------------------------------------
Deloitte Touche  I. Brightman M. Bar-Levav C. Schwartzbard D. Valiano A. Inbar
Tohmatsu         B(D) Ratowitz Z. Feldman S. Gothalf R. Benvenisti E. Hendler
International    Office in Jerusalem: New Clal Center, 42 Agrippas Street
---------------  Jersusalem 94301, ISRAEL Tel: 972 (2)235157 Fax: 972 (2)233628

Kesselman & Kesselman                Coopers & Lybrand
Certified Public Accountants (Isr.)





                                 AUDITORS' REPORT
                                 ----------------


                             To the Shareholders of


                              MUL-T-LOCK LIMITED
                              ------------------


We have examined the balance sheets at December 31, 1994 and 1993 of Mul-T-Lock Limited (hereafter - the company) and the consolidated balance sheets of the company and its subsidiaries at December 31, 1994 and 1993 and the statements of income, changes in shareholders' equity and cash flows - of the company and consolidated - for the three years ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of a consolidated subsidiary, whose assets at December 31, 1994 and 1993 constitute approximately 1.9% of total consolidated assets and whose turnover for the years 1994, 1993 and 1992 constitutes approximately 3%, 3.7%, and 2.6%, respectively, of total consolidated turnover, have been examined by other certified public accountants.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 16.

In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - of the company and consolidated - at December 31, 1994 and 1993 and the results of operations and cash flows - of the company and consolidated - for the three years ended December 31, 1994. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 17.


Tel-Aviv,                                     Kesselman & Kesselman
March 9, 1995



Kesselman & Kesselman is a member firm of Coopers & Lybrand (International)

HH            HAFT  &  HAFT  & CO.           CERTIFIED PUBLIC ACCOUNTANTS (ISR.)
          ------------------------
SL        INCL. STRAUSS, LAZER & CO.





                  AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                         PEC FINANCE COMPANY LTD.
                  ---------------------------------------

                        FOR PARENT COMPANY PURPOSES
                        ---------------------------


     We have examined the balance sheet of PEC Finance Company Ltd. at December 31, 1994 and December 31, 1993, and the statements of profit and loss, of changes in shareholders' equity and of cash flows for each of the three years then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Mode of Performance), 1973, and we accordingly applied such auditing procedures as we considered necessary under the circumstances.

     The above financial statements were prepared on the historical cost basis, adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with Statements of Opinion issued by the Institute of Certified Public Accountants in Israel. A summary of the Company's financial statements in nominal (historical) New Israel Shekels, on the basis of which the adjusted financial statements were prepared, is included in Note 10.

     Financial statements as of dates and for periods prior to January 1, 1993 were examined by other auditors.

     In our opinion, based on our examination, the financial statements referred to above present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994 and December 31, 1993, and the results of its operations, changes in shareholders' equity and cash flows for each of the three years then ended.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have affected the determination of nominal/historical net profit nor shareholders' equity for the year ended December 31, 1994.



March 14, 1995                        H.H.S.L. Haft & Haft & Co.
                               Certified Public Accountants (Isr.)


                                   - 1 -

--------------------------------------------------------------------------------
TEL AVIV        :HAFT BUILD. 51 WEIZMAN ST. P.O.B. 18115, CODE 61180.
                 TEL. 972-3-6967231, FAX. 972-3-6953517
                 MAYA BUILD. 74 DEREKH PETAH TIKVA, CODE 67215,
                 TEL. 972-3-5613545 FAX. 972-3-5613824
HAIFA           :55 PINHAS MARGOLIN ST. P.O.B. 8081, CODE 31080,
                 TEL. 972-4-525202, FAX. 972-4-555813
JERUSALEM       :16 BILU ST. P.O.B. 790, CODE 91007.
                 TELEPHONE  972-2-636276, FAX. 972-2-635534

                                CHRYSANTHOU                      2
                               & CHRISTOFOROU

                   CERTIFIED PUBLIC ACCOUNTANTS (CYPRUS)

                                            ------------------------------------
                                          Representing
                                          ARTHUR ANDERSEN & CO, SC
                                          --------------------------------------
                                          Corner Th. Dervis - Florinis Street
                                          P.O. Box 1675, CY-1512 Nicosia, Cyprus
                                          357-2-475181 Telephone
                                          357-2-473909 Facsimile


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF
RTS TELECOMMUNICATIONS SERVICES LIMITED

We have audited the accompanying balance sheet of RTS Telecommunications Services Limited as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RTS Telecommunications Services Limited as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. For a clarification on this issue refer to Note 6. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



CHRYSANTHOU & CHRISTOFOROU
Certified Public Accountants (Cyprus)

Nicosia, January 24, 1995.


Partners:
M. Christoforou FCCA
C.M. Christoforou BA (Econ), ACA, MBIM
V. Hadjivassiliou FCA
E.N. Philippou FCA
N.D. Papakyriacou BSc (Econ), ACA
A. Chrysanthou BA (Econ), ACCA

Consultant:
Chr. Chrysanthou

Kesselman & Kesselman                Coopers & Lybrand
Certified Public Accountants (Isr.)








                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------


                           To the Shareholders of


                          SCITEX CORPORATION LTD.
                          -----------------------


We have examined the consolidated balance sheets of Scitex Corporation Ltd. (the "Company") and its subsidiaries at December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted (GAAP) in the United States (as applicable to these financial statements, such accounting principles are practically identical to Israeli GAAP, except for the treatment of investment in non-current quoted shares, as explained in note 4(c)(2)).

As discussed in note 1m, in 1993 the Company adopted Statement No. 109 of the Financial Accounting Standards Board of the United States ("Accounting for Income Taxes").




Tel Aviv, Israel                          Kesselman & Kesselman
February 15, 1995                  Certified Public Accountants (Isr.)



Kesselman & Kesselman is a member firm of Coopers & Lybrand (International)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Tel-Aviv, February 28, 1995


Report of Independent Public Accountants of
Sign-on Tikshouv Services Ltd.

We have audited the balance sheet of Sign-on Tikshouv Services Ltd. as at December 31, 1994 and 1993, the related statement of income and shareholders' equity and cash flows for the two year in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

Comparative data for the years ended December 31, 1992 included in the financial statements have been audited and reported upon by other auditors.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 18 to the financial statements.



Somekh Chaikin
Certified Public Accountants (Isr.)

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN



Tel-Aviv, March 12, 1995



Report of Independent Public Accountants to the Shareholders of Super-Sol Limited



We have audited the consolidated balance sheets of Super-Sol and its subsidiaries and the financial statements of the Company as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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


Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 30 and 31 to the financial statements.

The financial statements of certain consoldiated companies whose assets represent approximately 3.3% of the total assets included in the consolidated balance sheet and whose income represents approximately 3.9% of the income included in the consolidated statments of income were examined by other auditors who provided us with their reports. Similarly the data relating to the equity value of investments in the consolidated financial statments of investments in affiliated companies and to the group's share in the results of these companies presented on an equity basis are based on financial statements some of which were audited by other auditors.


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net profit and shareholders' equity to the extent summarized in Note 32 to the financial statements.



Somekh Chaikin
Certified Public Accountants (Isr.)

          KOST LEVARY & FORER
          A MEMBER OF
          ERNST & YOUNG INTERNATIONAL



                            REPORT OF INDEPENDENT AUDITORS
                                To the Shareholders of
                           TEL-AD JERUSALEM STUDIOS LIMITED

                 We have audited the balance sheet of Tel-Ad Jerusalem Studios Limited (hereafter - "the Company") at December 31, 1994, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

                 The financial statements of the affiliated company have been examined by other auditors.

                 The aforementioned financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price Index, as required by Statements of the Institute of Certified Public Accountants in Israel.

                 A   summary  of  the   financial  statements   in  nominal
          (historical) new Israeli Shekels which served as a basis for the adjusted statements, is presented in Note 21.

                 In  our  opinion,  based upon  our  examinations  and  the reports of the other auditors referred to above, the aforementioned financial statements present fairly the financial position of the Company at December 31, 1994, and the results of its operations, the changes in its shareholders' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel.

                 Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

                 At the request of part of the shareholders we have remeasured into Nominal NIS, according to the principles determined in SFAS 52, the figures of the balance sheets as of December 31, 1994 and the statements of operations for the year ended December 31, 1994, as presented in the appendix to the financial statements.

                 The remeasured financial statements do not include part of the disclosures required by U.S. GAAP.

                 In our opinion, the remeasured financial statements, except for the absence of part of the disclosures required, are in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to these financial statements, such accounting principles are in all material respects substantially identical).

                 Also,   in   our   opinion,   the   translation   of   the
          aforementioned nominal figures into Nominal NIS is proper, and was made in accordance with the principles set forth in SFAS 52.

          Tel-Aviv, Israel                        KOST, LEVARY and FORER
          February 22, 1995           Certified Public Accountants (Israel)

                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PEC ISRAEL ECONOMIC CORPORATION



Date: March 31, 1995          By:/s/JAMES I. EDELSON
                                 ---------------------------
                                 James I. Edelson,
                                 Executive Vice President
                                 and Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                  Date
      ----                                  ----




/s/RAPHAEL RECANATI                     March 31, 1995
------------------------------
Raphael Recanati,
Chairman of the Board
of Directors



/s/FRANK J. KLEIN                       March 31, 1995
------------------------------
Frank J. Klein,
President and Principal
Executive Officer; Director



/s/WILLIAM GOLD                         March 31, 1995
------------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                  Date
      ----                                  ----




                                        March   , 1995
-----------------------------
Robert H. Arnow, Director


                                        March   , 1995
-----------------------------
Joseph Ciechanover, Director


                                        March   , 1995
-----------------------------
James S. Crown, Director


                                        March   , 1995
-----------------------------
Roger Cukierman, Director


/s/HERMANN MERKIN                       March 31, 1995
-----------------------------
Hermann Merkin, Director


/s/HARVEY M. MEYERHOFF                  March 31, 1995
-----------------------------
Harvey M. Meyerhoff, Director


/s/ALAN S. ROSENBERG                    March 31, 1995
-----------------------------
Alan S. Rosenberg, Director


/s/HERBERT M. SINGER                    March 31, 1995
-----------------------------
Herbert M. Singer, Director


/s/DOV TADMOR                           March 31, 1995
-----------------------------
Dov Tadmor, Director


/s/RICHARD S. ZEISLER                   March 31, 1995
-----------------------------
Richard S. Zeisler, Director

                            EXHIBITS

                               TO

                      REPORT ON FORM 10-K

                               OF

              PEC ISRAEL ECONOMIC CORPORATION

            FOR THE YEAR ENDED DECEMBER 31, 1994

                             EXHIBIT INDEX
                                                               Page No.
                                                               --------

(3)(i). Composite Articles of Incorporation of the Company, as amended, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(3)(ii).       Composite By-Laws of the Company, as amended.        237

10(i)(a).      Voting Agreement dated December 10, 1980 between
          the Company and Discount Investment Corporation Ltd. (formerly Discount Bank Investment Corporation Ltd.), as amended by a Letter Agreement dated May 4, 1983 and by an Addendum dated December 30, 1983, filed as Exhibit 10(i)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

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

10(i)(e).      Business Opportunities Agreement dated as of
          November 30, 1993 among the Company, DIC Finance and Management Ltd., and, for the purpose of section 5 thereof only, PEC Finance Company Ltd. and Discount Investment Corporation Ltd., filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(i)(f).      Agreement dated December 24, 1991 between Israel
          Discount Bank Ltd. and PEC Financial Corporation, as amended, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

                                                               Page No.
                                                               --------
10(i)(g).       Exchange Agreement dated December 24, 1991
          between Israel Discount Bank Ltd. and PEC Financial
          Corporation, filed as Exhibit 10(i)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

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

10(i)(k).      Exchange Agreement dated as of January 4, 1994
          among the Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(iii)(a).    Trust Agreement dated December 19, 1991 among the
          Company, Alan S. Rosenberg, as Trustee, and Joseph Ciechanover, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.*


10(iii)(b).    Supplemental Retirement Agreement dated as of
          January 1, 1995 between the Company and Frank J. Klein.*   250

21.       Subsidiaries of the Registrant.                            259

27.       Financial Data Schedule.                                   261


-------------------------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.