Form 10-Q
period 1995-03-31
PEC ISRAEL ECONOMIC CORP ET AL
filed 1995-05-15
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                               -------------------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission file number 2-1271
                                                ------

                 PEC Israel Economic Corporation
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                 Maine                                 13-1143528
- -------------------------------------         ----------------------------------
    (State or other jurisdiction                     (I.R.S. employer
  of incorporation or organization)                identification no.)


     511 Fifth Avenue, New York, N.Y.                     10017
- --------------------------------------        ----------------------------------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code      (212) 687-2400
                                                   -----------------------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
NO     .                                                          ----
  -----
     As of May 12, 1995 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 13 pages

                                         PART I - FINANCIAL INFORMATION
                                         ----------------------------------
                                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                -----------------------------------------------
                                         CONSOLIDATED STATEMENTS OF INCOME
                                         ---------------------------------
                                                   (Unaudited)

                                                                              For the Three Months Ended:
                                                                            -----------------------------
                                                                               3/31/95          3/31/94
                                                                            ------------     ------------
Revenues:
  Interest and dividends                                                   $    408,326      $    705,955
  Equity in net income of Affiliated Companies                                5,389,425         4,970,107
  Net gain on issuance of shares by Affiliated Companies                         ---            6,415,178
  Revenues of General Engineers Limited                                       2,980,094         3,317,116
  Net gain on sales of investments                                              246,261           329,844
  Change in market value of marketable securities                               944,512        (1,240,491)
  Other                                                                         (11,889)         (312,536)
                                                                             ----------        ----------
                                                                              9,956,729        14,185,173
                                                                             ----------        ----------

Expenses:

  General and administrative                                                    804,565           834,612
  Cost of sales and expenses of General Engineers Limited                     3,208,839         3,301,705
                                                                              ----------        ----------
                                                                              4,013,404         4,136,317
                                                                             ----------        ----------
Income before income taxes and cumulative
  effect of accounting change                                                 5,943,325        10,048,856
Income taxes                                                                    902,148           257,858
                                                                             ----------        ----------
Income before cumulative effect of accounting change                          5,041,177         9,790,998
Cumulative effect of change in accounting for marketable securities              ---            2,472,879
                                                                             ----------        ----------
Net Income                                                                 $  5,041,177      $ 12,263,877
                                                                             ==========        ==========
Earnings per common share before
  cumulative effect of change in accounting                                $        .27      $        .52
Cumulative effect on earnings per share for
  change in accounting for marketable securities                                ---                   .13
                                                                             ----------        ----------
Earnings per common share                                                  $        .27      $        .65
                                                                             ==========        ==========
Number of shares outstanding                                                 18,758,588        18,758,588
Dividend per share                                                              None               None

See notes to consolidated financial statements.
                                                              Page 2 of 13 pages

                                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                   ------------------------------------------------
                                           CONSOLIDATED BALANCE SHEETS
                                           ---------------------------
                                                  (Unaudited)

                                                                  March 31,          December 31,
                                                               ------------          ------------
Assets                                                             1995                  1994
- ------                                                         ------------          ------------
Cash and cash equivalents                                     $  22,191,372        $   20,736,416
Investments                                                     361,743,628           349,623,830
Assets of General Engineers Limited                               8,464,912             9,018,224
Other assets                                                      3,283,306             4,312,494
                                                               ------------          ------------
     Total assets                                             $ 395,683,218        $  383,690,964
                                                               ============          ============
Liabilities and Shareholders' Equity
- ------------------------------------

Liabilities:
   Liabilities of General Engineers Limited                   $   4,746,964        $    5,262,094
   Deferred income taxes                                         32,441,397            31,702,309
   Other liabilities                                              5,550,000             5,258,196
                                                               ------------          ------------
      Total liabilities                                          42,738,361            42,222,599
                                                               ------------          ------------
Shareholders' equity:
   Common stock, $1.00 par value                                 31,952,180            31,952,180
   Additional paid-in capital                                   102,432,363            99,612,887
   Unrealized gain on marketable securities, net                  3,349,406             2,845,350
   Cumulative translation adjustment                            (10,002,220)          (13,114,003)
   Retained earnings                                            238,406,720           233,365,543
                                                               ------------          ------------
                                                                366,138,449           354,661,957


   Treasury stock                                               (13,193,592)          (13,193,592)
                                                               ------------          ------------
     Total shareholders' equity                                 352,944,857           341,468,365
                                                               ------------          ------------

     Total liabilities and shareholders' equity               $ 395,683,218        $  383,690,964
                                                               ============          ============




See notes to consolidated financial statements.



                                                              Page 3 of 13 pages

                                           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                                          Unrealized Gain    Cumulative
                                Common         Paid-in      on Marketable    Translation     Retained        Treasury
                                 Stock          Capital      Securities      Adjustment      Earnings         Stock       Total
                            ------------     -----------  --------------   -------------   ------------   ------------  ------------
Balance, January 1, 1995     $31,952,180    $ 99,612,887     $2,845,350    ($13,114,003)   $233,365,543   ($13,193,592) $341,468,365

Change in market value
    for available-for-
    sale equity securities,
    net of tax                   ---             ---            504,056         ---             ---            ---           504,056
Paid-in capital of
    Affiliated Companies         ---           2,819,476        ---             ---             ---            ---         2,819,476
Change in cumulative
    translation adjustment       ---             ---            ---           3,111,783         ---            ---         3,111,783
Net income                       ---             ---            ---             ---           5,041,177        ---         5,041,177
                            ------------    ------------  --------------   -------------   ------------   ------------  ------------


Balance, March 31, 1995      $31,952,180    $102,432,363     $3,349,406    ($10,002,220)   $238,406,720   ($13,193,592) $352,944,857
                             ===========    ============     ==========     ===========    ============    ===========  ============



See notes to consolidated financial statements.



                                                              Page 4 of 13 pages

                                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                ------------------------------------------------
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                 (Unaudited)
                                                                              For the Three Months  Ended:
                                                                               3/31/95            3/31/94
                                                                             ------------      ------------
Cash Flows from Operating Activities:

Net income                                                                  $  5,041,177     $  12,263,877
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
       Cumulative effect of changes in
         accounting for marketable securities                                    ---            (2,472,879)
       Change in market value of marketable securities                          (944,512)        1,240,491
       Purchase of marketable securities                                      (1,738,983)       (9,225,997)
       Proceeds from sale of marketable securities                             1,893,162           347,167
       Equity in net income of Affiliated Companies                           (5,389,425)       (4,970,107)
       Gain on sales of investments                                             (246,261)         (329,844)
       Loss on investment in partnerships                                        253,454           334,682
       Income of consolidated subsidiaries                                       (50,269)           (1,361)
       Amortization of premiums on receivables, net                               20,860            50,193
       Net gain on issuance of shares by Affiliated Companies                    ---            (6,415,178)
       Dividends from Affiliated Companies                                     2,978,269         1,020,220
       Increase in other assets                                                 (840,728)         (340,320)
       Provision for deferred income taxes                                       162,334                56
       Increase in other liabilities                                              93,565           104,052
                                                                             ------------      ------------

          Net cash provided by (used in) operating activities                  1,232,643        (8,394,948)
                                                                             ------------      ------------

Cash Flows from Investing Activities:

       Collection of notes receivable and U.S. Government obligations            201,250         2,766,455
       Purchase of notes receivable                                             (765,391)       (1,496,142)
       Proceeds from sale of equity interests                                  4,959,987         2,210,884
       Purchase of equity interests                                           (4,173,533)         (936,667)
                                                                             ------------      ------------
          Net cash provided by investing activities                              222,313         2,544,530
                                                                             ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           1,454,956        (5,850,418)
Cash and Cash Equivalents, beginning of period                                20,736,416        42,665,957
                                                                             ------------      ------------

Cash and Cash Equivalents, end of period                                    $ 22,191,372     $  36,815,539
                                                                             ============      ============

Supplemental Disclosures of Cash Flow Information:
      Cash paid during period for income taxes                              $    122,367     $     134,696


See notes to consolidated statements.


                                                              Page 5 of 13 pages

        PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
        ------------------------------------------------

           Notes to Consolidated Financial Statements
                           (Unaudited)

1. The December 31, 1994 balance sheet presented herein was derived from the audited December 31, 1994 consolidated financial statements of the Company and Subsidiaries.

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Subsidiaries for the year ended December 31, 1994 for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. In May 1995, the Company and Israel Discount Bank of New York ("IDBNY") agreed in principle that the Company will sell to IDBNY all of the Company's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equals PEC's carrying value of those shares. The proposed sale is subject to the completion and signing of a definitive agreement and to the approval of appropriate regulatory authorities. While the proposed sale will not result in a gain for financial statement purposes, PEC will realize a gain for tax purposes, for which PEC will provide approximately $3 million of additional income taxes.

4. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.















                                                              Page 6 of 13 pages

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
                     FINANCIAL CONDITION AND
                     -----------------------
                      RESULTS OF OPERATIONS
                      ---------------------

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended March 31, 1995 Compared to Three Months Ended
- ----------------------------------------------------------------
March 31, 1994
- --------------

     Consolidated net income for the three months ended March 31, 1995 was $5.0 million compared to $12.3 million for the three months ended March 31, 1994. The reduction in consolidated net income resulted primarily from the absence in the first quarter of 1995 of any net gain on issuance of shares by Affiliated Companies ($6.4 million for the first quarter of 1994) and from an increase in the provision for income taxes. The decrease in consolidated net income also resulted from the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") in the first quarter of 1994 which increased consolidated net income in the first quarter of 1994 by a cumulative effect adjustment of approximately $2.5 million. The decrease attributable to these factors was partially offset by the positive effect of a change in the market value of marketable securities in the first quarter of 1995.

     Equity in net income of Affiliated Companies for the first quarter of 1995 rose to $5.4 million, up from $5.0 million for the corresponding 1994 period. The increase in equity in net income of Affiliated Companies for the three months ended March 31, 1995 reflects PEC's increased net income in respect of some Affiliated Companies, particularly DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel), Tambour and Tel-Ad (which had losses in the first quarter of 1994). This increase was offset by PEC's losses in respect of certain other
Affiliated Companies, principally CellCom (approximately $1.2 million of start up losses), RTS, Bulk Trading and DEP Technology Holdings Ltd. (the holding company for PEC's interest in RDC).

     PEC did not realize any net gain on issuance of shares by Affiliated Companies for the three months ended March 31, 1995 while it realized
$6.4 million for the corresponding 1994 period. During the first quarter of 1994, PEC realized a gain on issuance of shares by Tambour of approximately $5.9 million as the result of the exercise by option holders of one and two year options to purchase ordinary shares of Tambour and realized a gain on issuance of shares by Lego of approximately $528,000 as a result of Lego's initial public offering of ordinary shares in Israel in January 1994.


                                              Page 7 of 13 pages

     As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1994 (the "1994 Notes"), in accordance with SFAS 115, PEC reports debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The market value of "trading securities" increased by $944,512 for the three months ended March 31, 1995 compared to a loss of $1.2 million for the corresponding 1994 period.

     PEC's interest and dividend income decreased to $408,326 in the first quarter of 1995 compared with $705,955 for the corresponding period of 1994 primarily because PEC did not recognize any dividend income on its nonvoting preferred shares of IDBNY in the first quarter of 1995 since PEC agreed in principle in May 1995 to sell those shares. See "Subsequent Events".

     General Engineers had a loss of $228,745, before tax benefit, for the three months ended March 31, 1995 compared to income of $15,411, before income taxes, in the corresponding quarter of 1994.

     The net gain on sales of investments for the three months ended March 31, 1995 of $246,261 resulted from PEC's sale of marketable securities of U.S. companies while its net gain on sales of investments for the corresponding period of 1994 of $329,844 resulted from PEC's sale of a small portion of the shares of Maxima and its sale of marketable securities of U.S. companies. PEC's other income for the first quarter of 1995 reflects principally increased fees for management services and a reduced loss with respect to PEC's interest in a limited partnership compared with the corresponding period of 1994. PEC sold its interest in the limited partnership in January 1995.

     As discussed in Note 2 of the 1994 Notes, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. Although income before income taxes and cumulative effect of accounting change decreased to $5.9 million in the first quarter of 1995 compared to $10.0 million in the corresponding 1994 quarter, the provision for income taxes in the first quarter of 1995 increased to $902,148 from $257,858 in the corresponding 1994 quarter. This increase was attributable primarily to a reduction in the proportion of income from


                                             Page 8 of 13 pages
undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies in the first quarter of 1995 compared to the corresponding quarter of 1994 (in which PEC had a $5.9 million net gain on issuance of shares by Tambour, a Majority-Owned Affiliated Company).


Shareholders' Equity
- -------------------

     As a result of increases in the market value of "available-for-sale securities" since January 1, 1995, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of March 31, 1995 was approximately $3.3 million compared to $2.8 million as of December 31, 1994.

     As discussed in Note 2 of the 1994 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment." During the first quarter of 1995, the New Israel Shekel appreciated approximately 2% against the U.S. dollar. As of March 31, 1995, the Cumulative Translation Adjustment reduced shareholders' equity by $10.0 million compared to $13.1 million at the end of 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As of March 31, 1995, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) totalled approximately $39.8 million.

     For the three months ended March 31, 1995, PEC received cash dividends and interest totalling $4.1 million (including $3 million of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the first quarter of 1995, PEC received a total of $7.1 million of additional funds of which $5 million was generated from the sale of a limited partnership interest, $1.9 million was generated from the sale of securities and $200,000 was generated from the collection of a loan. During the same period, PEC purchased securities of several Affiliated Companies for approximately $4.2 million (of which approximately $2.3 million was for the purchase of securities of CellCom and approximately $1.2 million was for additional capital contributions to Renaissance Fund LDC, reducing PEC's obligation to make additional capital contributions to Renaissance to $1.6




                                        Page 9 of 13 pages
million), purchased marketable securities of U.S. companies for approximately $1.7 million and purchased capital notes of Affiliated Companies for approximately $765,000 (almost all of which was for capital notes of DEP Technology Holdings Ltd.).


SUBSEQUENT EVENTS
- -----------------

     In May 1995, the Company and Israel Discount Bank of New York ("IDBNY") agreed in principle that the Company will sell to IDBNY all of the Company's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equals PEC's carrying value of those shares. The proposed sale is subject to the completion and signing of a definitive agreement and to the approval of appropriate regulatory authorities. While the proposed sale will not result in a gain for financial statement purposes, PEC will realize a gain for tax purposes, for which PEC will provide approximately $3 million of additional income taxes.

     On April 27, 1995, CellCom Israel Ltd. ("CellCom"), a company recently formed to establish and operate Israel's second cellular telephone network, announced that following complaints by its subscribers concerning problems in initiating and completing telephone calls through its network, CellCom and the manufacturer of certain types of digital cellular telephones concluded that some of these telephones cause, under certain circumstances, a blocking of CellCom's network. Most of CellCom's subscribers are using these types of telephones. CellCom and the manufacturer are jointly seeking an appropriate solution to these problems.
On April 27, 1995, CellCom temporarily ceased the sale of any cellular telephones and connection of new subscribers to its network, and until the resumption of these activities CellCom's subscribers will not be charged for air time of telephone calls initiated by them through CellCom's network. As of May 15, 1995, PEC had a 9.5% equity interest in CellCom. Subject to the approval of Israel's Minister of Communications, an additional 2% equity interest in CellCom will be transferred to PEC. As of March 31, 1995, PEC's carrying value of its interest in CellCom was $7.4 million and PEC anticipates making additional investments in CellCom, including approximately $3 million in the second quarter of 1995.

     On April 30, 1995, motions were filed in the Tel Aviv



                                         Page 10 of 13 pages

District Court for recognizing two lawsuits against CellCom as class actions on behalf of all of CellCom's subscribers in accordance with Israel's Consumer Protection Law - 1981. In these lawsuits damages are being sought from CellCom in connection with problems in using the network claimed to be in one lawsuit approximately $33.4 million and in the other lawsuit $26.7 million in addition to a refund not yet quantified of unjustifiable charges for telephone calls made through CellCom's network. As of May 15, 1995, the court had not scheduled any hearing of the above motions to determine which one of these lawsuits, if any, will be recognized as a class action, and CellCom had not been required to respond thereto. CellCom has stated that it intends to vigorously contest the lawsuits and their recognition as class actions.

     CellCom has also stated that at this stage CellCom is unable to estimate the effects of the foregoing events on CellCom's financial condition or results of operations.





                                        Page 11 of 13 pages

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         Exhibit 27 Financial Data Schedule, which is page 13 of this report.





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


                               PEC ISRAEL ECONOMIC CORPORATION
                               -------------------------------
                                          (Registrant)


                               /s/ James I. Edelson
                               -------------------------------
                               James I. Edelson
                               Executive Vice President


                               /s/ William Gold
                               -------------------------------
                               William Gold
                               Treasurer, Principal Financial
                               Officer and Principal Accounting
                               Officer



Date:     May 15, 1995









                                               Page 12 of 13 pages