Form 10-Q
period 1995-06-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1995-08-14
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995
                               --------------------------------------

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------

                         Commission file number 2-1271
                                                ------

                 PEC Israel Economic Corporation
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Maine                                 13-1143528
----------------------------------------       --------------------------
    (State or other jurisdiction                    (I.R.S. employer
  of incorporation or organization)               identification no.)


     511 Fifth Avenue, New York, N.Y.                     10017
----------------------------------------       ---------------------------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code      (212) 687-2400
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

     As of August 11, 1995 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                     Page 1 of 16 pages

                                      PART 1 - FINANCIAL INFORMATION
                                      ------------------------------
                             PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                             ------------------------------------------------
                               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ---------------------------------------------
                                                           For the Six Months Ended:       For the Three Months Ended:
                                                         ----------------------------      --------------------------
                                                          6/30/95           6/30/94 *        6/30/95        6/30/94 *
                                                         -----------      -----------      ----------     -----------
Revenues:
     Inteest and dividends                               $   965,036      $ 1,673,941      $  556,710     $   967,986
     Equity in net income of Affiliated Companies         11,002,753       11,678,700       5,613,328       6,708,593
     Net gain (loss) on issuance of shares
       by Affiliated Companies                                   ---        6,388,184             ---         (26,994)
     Revenues of General Engineers Limited                 2,933,582        3,301,291       1,518,488       1,574,175
     Net gain (loss) on sales of investments                 551,946          307,591         305,685         (22,253)
     Change in market value of marketable securities       2,124,520       (1,915,908)      1,180,008        (675,417)
     Other                                                   267,562          360,984         279,451         673,520
                                                         -----------      -----------      ----------     -----------
                                                          17,845,399       21,794,783       9,453,670       9,199,610
                                                         -----------      -----------      ----------     -----------
Expenses:
     General and administrative                            1,690,205        1,545,029         885,640         710,417
     Cost of sales and expenses of
        General Engineers Limited                          3,115,893        3,036,730       1,759,054       1,309,025
                                                         -----------      -----------      ----------     -----------
                                                           4,806,098        4,581,759       2,644,694       2,019,442
                                                         -----------      -----------      ----------     -----------
Income before income taxes, loss
     from discontinued operations and
     cumulative effect of accounting change               13,039,301       17,213,024       6,808,976       7,180,168
Income taxes                                               4,327,254        1,155,458       3,360,106         900,600
                                                         -----------      -----------      ----------     -----------
Income before loss from discontinued
     operations and cumulative effect
     of accounting change                                  8,712,047       16,057,566       3,448,870       6,279,568

Loss from discontinued operations, net of income taxes      (401,345)        (88,000)        (179,345)       (101,000)
Cumulative effect of change in accounting
     for marketable securities, net of income taxes              ---        2,472,879             ---             ---
                                                         -----------      -----------      ----------     -----------
Net income                                             $   8,310,702      $18,442,445     $ 3,269,525     $ 6,178,568
                                                         ===========      ===========      ==========     ===========

Earnings per common share before
     loss from discontinued operations and
     cumulative effect of change in accounting                 $0.46            $0.85           $0.18           $0.33
Loss from discontinued operations,
     net of income taxes                                       (0.02)             ---           (0.01)            ---
Cumulative effect on earnings per share
     for change in accounting for marketable securities,
     net of income taxes                                         ---             0.13             ---             ---
                                                         -----------      -----------      ----------     -----------
Earnings per common share                                      $0.44            $0.98           $0.17           $0.33
                                                         ===========      ===========      ==========     ===========

Number of shares outstanding                              18,758,588       18,758,588      18,758,588      18,758,588


Dividend per share                                            None            None            None             None

See notes to consolidated financial statements.
* Restated
                                                                                            Page 2 of 16 pages


               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                              (Unaudited)

                                                   June 30,         December 31,
Assets                                               1995              1994
------                                           ------------       ------------

Cash and cash equivalents                        $ 22,813,183       $ 20,736,416
Investments                                       368,560,515        349,623,830
Assets of General Engineers Limited                 6,266,012          9,018,224
Other assets                                        3,960,180          4,312,494
                                                 ------------       ------------

    Total assets                                 $401,599,890       $383,690,964
                                                 ============       ============

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Liabilities of General Engineers Limited       $  2,991,528       $  5,262,094
  Deferred income taxes                            35,674,905         31,702,309
  Other liabilities                                 5,547,506          5,258,196
                                                 ------------       ------------
    Total liabilities                              44,213,939         42,222,599
                                                 ------------       ------------

Shareholders' equity:
  Common stock, $1.00 par value                    31,952,180         31,952,180
  Additional paid-in capital                      102,448,854         99,612,887
  Unrealized gain on marketable securities, net     3,974,925          2,845,350
  Cumulative translation adjustment                (9,472,661)     (13,114,003)
  Retained earnings                               241,676,245        233,365,543
                                                 ------------       ------------
                                                  370,579,543        354,661,957


  Treasury stock                                  (13,193,592)     (13,193,592)
                                                 ------------       ------------
     Total shareholders' equity                   357,385,951        341,468,365
                                                 ------------       ------------

     Total liabilities and shareholders' equity  $401,599,890       $383,690,964
                                                 ============       ============





See notes to consolidated financial statements.





                                                    Page 3 of 16 pages


                                      PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1995



                                        Additional      Unrealized Gain  Cumulative
                           Common        Paid-in        on Marketable    Translation      Retained        Treasury
                           Stock         Capital        Securities       Adjustment       Earnings         Stock          Total
                         -----------    -----------     ------------    -------------   ------------   -------------   -------------
Balance, January 1, 1995 $31,952,180    $99,612,887     $2,845,350      ($13,114,003)   $233,365,543   ($13,193,592)   $341,468,365

Change in market value
for available-for-
sale equity securities,
net of tax                   ---            ---          1,129,575            ---            ---             ---          1,129,575

Paid-in capital of
Affiliated Companies         ---          2,835,967        ---                ---            ---             ---          2,835,967

Change in cumulative
translation adjustment       ---            ---            ---             3,641,342         ---             ---          3,641,342

Net income                   ---            ---            ---                ---          8,310,702         ---          8,310,702
                         -----------    -----------     ------------    -------------   ------------   -------------   -------------


Balance, June 30, 1995   $31,952,180   $102,448,854     $3,974,925       ($9,472,661)   $241,676,245   ($13,193,592)   $357,385,951
                         ===========    ===========     ============    =============   ============   =============   =============





See notes to consolidated financial statements.








                                                                                                                  Page 4 of 16 pages


                             PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                             ------------------------------------------------

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                                 (Unaudited)
                                                                         For the Six Months Ended:
                                                                          6/30/95       6/30/94 *
                                                                       ------------   ------------
Cash Flows from Operating Activities:

Net income                                                             $  8,310,702   $ 18,442,445
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Cumulative effect of changes in
        accounting for marketable securities                                    ---     (2,472,879)
     Change in market value of marketable securities                     (2,124,520)     1,915,908
     Purchase of marketable securities                                   (3,390,095)   (11,695,528)
     Proceeds from sale of marketable securities                          5,733,487        628,190
     Equity in net income of Affiliated Companies                       (11,002,753)   (11,678,700)
     Gain on sales of investments                                          (551,946)      (307,591)
     Loss on investment in partnerships                                     253,454         39,580
     Income of consolidated subsidiaries                                   (116,419)      (456,477)
     Amortization of premiums on receivables, net                            41,719        137,207
     Net gain on issuance of shares by Affiliated Companies                     ---     (6,388,184)
     Dividends and interest from Affiliated Companies                     4,167,890      2,161,247
     Decrease (increase) in other assets                                    576,680       (440,414)
     Loss from discontinued operations                                      401,345         88,000
     Provision for deferred income taxes                                  3,027,477        267,192
     Increase in other liabilities                                           83,065        266,636
                                                                       ------------   ------------

        Net cash provided by (used in) operating activities               5,410,086     (9,493,368)
                                                                       ------------   ------------

  Cash Flows from Investing Activities:

     Collection of notes receivable and U.S. Government obligations         250,011      9,484,219
     Purchase of notes and bonds receivable                              (1,273,438)    (1,976,642)
     Proceeds from sale of equity interests                               4,959,987      2,324,300
     Purchase of equity interests                                        (7,269,879)    (9,826,674)
                                                                       ------------   ------------
        Net cash (used in) provided by investing activities              (3,333,319)         5,203
                                                                       ------------   ------------
  Net Increase (Decrease) in Cash and Cash Equivalents                    2,076,767     (9,488,165)
  Cash and Cash Equivalents, beginning of period                         20,736,416     42,665,957
                                                                       ------------   ------------

  Cash and Cash Equivalents, end of period                             $ 22,813,183 $   33,177,792
                                                                       ============   ============

  Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for income taxes                          $    922,341   $    671,770

  See notes to consolidated statements.

* Restated




                                                              Page 5 of 16 pages

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

3. During the second quarter of 1995, General Engineers Limited (i) entered into an agreement with a majority owned subsidiary of Discount Investment Corporation Ltd. for that company to distribute household appliances made by manufacturers represented by General Engineers and
     (ii) sold its service and repair business for household appliances to an unrelated party. As a result of these transactions, PEC has restated its results of operations for the three and six months ended June 30, 1995 and June 30, 1994 to reflect these discontinued operations of General Engineers. The losses from discontinued operations for the six and three month periods ended June 30, 1995 and 1994 were $401,345, $88,000, $179,345 and $101,000 respectively, net of $130,000, $22,000, $65,000 and $25,000 respectively, of income tax benefits. The loss upon discontinuance of these operations for the three months ended June 30, 1995 was $120,000, net of income tax benefits of $43,000, which amount is included in the loss from discontinued operations of $401,345.

4. On July 25, 1995, the Company sold to Israel Discount Bank of New York ("IDBNY") all of the Company's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equalled PEC's carrying value of those shares. While the sale did not result in a gain for financial statement purposes, PEC did realize a gain for tax purposes, for which PEC provided approximately $3 million of additional income taxes during the second quarter of 1995.

5. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

                                                     Page 6 of 16 pages

               MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          -----------------------------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30,
------------------------------------------------------------------------
1994
----

     Consolidated net income for the three months ended June 30, 1995 was $3.3 million compared to $6.2 million for the three months ended June 30, 1994. The reduction in consolidated net income resulted primarily from an increase in PEC's provision for income taxes, decreases in equity in net income of Affiliated Companies and in interest and dividend income and a loss in respect of continuing operations of General Engineers compared to income for the corresponding 1994 quarter. The reduction attributable to these factors was partially offset by the positive effect of a change in the market value of marketable securities in the second quarter of 1995.

     Equity in net income of Affiliated Companies for the second quarter of 1995 was $5.6 million compared to $6.7 million for the corresponding 1994 period. The reduction in equity in net income of Affiliated Companies for the three months ended June 30, 1995 reflected losses in respect of certain of PEC's Affiliated Companies, particularly CellCom (approximately $2.0 million of start up losses), and reduced net income in respect of some of PEC's other Affiliated Companies, principally Scitex (which incurred a special charge). This reduction was partially offset by increased net income in respect of certain other Affiliated Companies, particularly Super-Sol.

     As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1994 (the "1994 Notes"), PEC reports debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The market value of "trading securities" increased by $1.2 million for the three months ended June 30, 1995 compared to a loss of $675,000 for the corresponding 1994 period.

     PEC's interest and dividend income decreased to $557,000 in the second quarter of 1995 compared to $968,000 for the corresponding 1994 period primarily because PEC did not recognize any dividend income on its nonvoting preferred shares of Israel Discount Bank of New York ("IDBNY") in the second quarter of 1995 since PEC agreed in principle in May 1995 to sell those shares to IDBNY.





                                                         Page 7 of 16 pages

     General Engineers had a loss from continuing operations of $241,000, before tax benefit, in the second quarter of 1995 compared to income from continuing operations of $265,000, before income taxes, in the corresponding quarter of 1994.

     The net gain on sales of investments for the three months ended June 30, 1995 of $306,000 resulted from PEC's sale of marketable securities of U.S. companies while PEC did not realize any net gain on sales of investments for the corresponding 1994 period. PEC's other income in the second quarter of 1995 was $279,000 compared to $674,000 in the corresponding 1994 period. PEC's other income in the second quarter of 1994 included $307,000 of income with respect to PEC's interest in a limited partnership which PEC sold in January 1995 and, therefore, PEC did not recognize any income from such limited partnership interest in the second quarter of 1995.

     In July 1995, PEC sold to IDBNY all of PEC's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equalled PEC's carrying value of those shares. While the sale did not result in a gain for financial statement purposes, PEC realized a gain for tax purposes, for which PEC provided approximately $3 million of additional income taxes in the second quarter of 1995. This provision was the primary reason for the increase in the provision for income taxes to $3.4 million in the second quarter of 1995 from $901,000 in the corresponding 1994 period.

     As discussed in Note 2 of the 1994 Notes, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. Although income before income taxes, loss from discontinued operations and cumulative effect of accounting change was $6.8 million in the second quarter of 1995 compared to $7.2 million in the corresponding 1994 quarter, the provision for income taxes in the second quarter of 1995, excluding the additional income taxes attributable to PEC's sale of its nonvoting preferred shares of IDBNY, was approximately $360,000 compared to approximately $901,000 in the second quarter of 1994. This decrease in income taxes as a percentage of income before income taxes, loss from discontinued operations and cumulative effect of accounting change is primarily attributable to an increase in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies in the second quarter of 1995 compared to the second quarter of 1994.

     As discussed in Note 3 to the consolidated financial statements for the three months and six months ended June 30,



                                                         Page 8 of 16 pages

1995 (the "June 1995 Notes"), during the second quarter of 1995, General Engineers (i) entered into an agreement with a majority owned subsidiary of Discount Investment Corporation Ltd. providing for that company to distribute household appliances made by manufacturers represented by General Engineers and (ii) sold its service and repair business for household appliances to an unrelated party. For the second quarter of 1995, General Engineers incurred a loss of $179,000, net of income taxes, in respect of these discontinued operations compared to a loss of $101,000, net of income taxes, in respect of discontinued operations for the second quarter of 1994.

Six Months Ended June 30, 1995 Compared to Six Months Ended
-----------------------------------------------------------
June 30, 1994
-------------

     Consolidated net income for the six months ended June 30, 1995 was $8.3 million compared to $18.4 million for the six months ended June 30, 1994. The reduction in consolidated net income resulted primarily from the absence in the first half of 1995 of any net gain on issuance of shares by Affiliated Companies ($6.4 million for the first half of 1994), from an increase of approximately $3.2 million in the provision for income taxes and from a decrease of approximately $700,000 in interest and dividend income. The decrease in consolidated net income also resulted from the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994 which increased consolidated net income in the first half of 1994 by a cumulative effect adjustment of approximately $2.5 million, net of taxes. The decrease attributable to these factors was partially offset by the positive effect of a change in the market value of marketable securities in the first half of 1995.

     Equity in net income of Affiliated Companies for the six months ended June 30, 1995 was $11.0 million compared to $11.7 million for the six months ended June 30, 1994. The reduction in equity in net income of Affiliated Companies for the first half of 1995 reflected losses in respect of certain of PEC's Affiliated Companies, particularly CellCom (approximately $3.2 million of start up losses), and reduced net income in respect of some of PEC's Affiliated Companies, principally Scitex (which incurred a special charge). This decrease was largely offset by increased net income in respect of certain other Affiliated Companies, particularly Super-Sol, Tambour and Tel-Ad (which had losses for the first half of 1994).

     PEC did not realize any net gain on issuance of shares by Affiliated Companies for the six months ended June 30, 1995 while it realized $6.4 million for the corresponding 1994 period. During the first half of 1994, PEC realized a net gain on issuance of shares by Tambour of approximately $5.9 million as




                                                         Page 9 of 16 pages
the result of the exercise by option holders of one and two year options to purchase ordinary shares of Tambour and realized a net gain on the issuance of shares by Lego of approximately $528,000 as a result of Lego's initial public offering of ordinary shares in Israel in January 1994.

     The market value of "trading securities" increased by $2.1 million for the first half of 1995 compared to a loss of $1.9 million for the first half of 1994.

     PEC's interest and dividend income decreased to $965,000 for the six months ended June 30, 1995 compared to $1.7 million for the six months ended June 30, 1994 primarily because PEC did not recognize any dividend income on its nonvoting preferred shares of IDBNY in the first half of 1995 since PEC agreed in principle in May 1995 to sell those shares to IDBNY.

     General Engineers had a loss from continuing operations of $182,000, before tax benefit, in the first half of 1995 compared to income from continuing operations of $265,000, before income taxes, in the first half of 1994.

     The net gain on sales of investments for the six months ended June 30, 1995 of $552,000 resulted from PEC's sale of marketable securities of U.S. companies while its net gain on sales of investments for the corresponding period of 1994 of $308,000 resulted from PEC's sale of a small portion of the shares of Maxima and its sale of marketable securities of U.S. companies, which was partially offset by losses on the sale of marketable bonds of the U.S. Government and of a U.S. Government sponsored corporation. PEC's other income for the first half of 1995 was $268,000 compared to $361,000 for the first half of 1994 principally because of an increased loss with respect to PEC's interest in a limited partnership in the first half of 1995 compared with the corresponding period of 1994. PEC sold its interest in the limited partnership in January 1995.

     The provision for income taxes in the first half of 1995 increased to $4.3 million from $1.2 million in the corresponding 1994 period. This increase was attributable primarily to the provision of $3 million of additional income taxes arising from PEC's sale of its nonvoting preferred shares of IDBNY.

     As discussed above and in Note 2 of the 1994 Notes, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. Although income before income taxes, loss from discontinued operations and cumulative effect of accounting change decreased to $13.0 million in the first half of 1995 compared to $17.2 million in the first half of 1994, the provision for income taxes for the first half of 1995, excluding the additional income taxes attributable



                                                        Page 10 of 16 pages
to PEC's sale of its nonvoting preferred shares of IDBNY, was substantially the same as for first half of 1994. This increase in income taxes as a percentage of income before income taxes, loss from discontinued operations and cumulative effect of accounting change is primarily attributable to a reduction in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies in the first half of 1995 compared to the first half of 1994 (in which PEC had a $5.9 million net gain on issuance of shares by Tambour, a Majority-Owned Affiliated Company).

     As discussed in Note 3 to the June 1995 Notes, for the first half of 1995 General Engineers incurred a loss of $401,000, net of income taxes, in respect of discontinued operations compared to a loss of $88,000, net of income taxes, in respect of discontinued operations for the first half of 1994.

SHAREHOLDERS' EQUITY
----------------------

     As a result of increases in the market value of "available-for-sale securities" since January 1, 1995, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of June 30, 1995 was approximately $4.0 million compared to $2.8 million as of December 31, 1994.

     As discussed in Note 2 of the 1994 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment." During the first half of 1995, the New Israeli Shekel appreciated approximately 2% against the U.S. dollar. As of June 30, 1995, the Cumulative Translation Adjustment reduced shareholders' equity by $9.5 million compared to $13.1 million at the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1995, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) totalled approximately $40.2 million.

     For the six months ended June 30, 1995, PEC received cash dividends and interest totalling $5.1 million (including $4.2 million of dividends and interest from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the first half of 1995, PEC received a total of $10.9 million of additional funds, of which $5 million was generated from the sale of a limited partnership interest, $5.7 million was generated from the sale of securities and $250,000 was generated from the collection of loans. During the same period, PEC purchased securities of several Affiliated Companies for approximately $7.3 million (of which approximately $5.2 million was for the purchase of securities of CellCom and




                                                        Page 11 of 16 pages
approximately $1.2 million was for additional capital contributions to Renaissance Fund LDC, reducing PEC's obligation to make additional capital contributions to Renaissance to $1.6 million), purchased marketable securities of U.S. companies for approximately $3.4 million and purchased notes and bonds receivable for approximately $1.3 million (of which approximately $850,000 was for capital notes of Affiliated Companies, principally DEP Technology Holdings Ltd. with respect to which PEC purchased $740,000 of capital notes.)

     In July 1995, upon PEC's receipt of the approval of Israel's Minister of Communications, a 2% equity interest in CellCom was transferred to PEC from a subsidiary of Discount Investment Corporation Ltd., increasing PEC's equity interest in CellCom to 11.5%. PEC made shareholder loans totalling $8 million to CellCom in July 1995, which loans represented PEC's proportionate share of all shareholder loans made to CellCom in July 1995.

     In May 1995, CellCom and the manufacturer of certain types of digital cellular telephones jointly instituted a plan of action (the "plan of action") to reprogram or replace telephones produced by the manufacturer which had caused, under certain circumstances, a blocking of CellCom's cellular telephone network. On July 16, 1995, CellCom completed the plan of action and resumed the sale of cellular telephones, the connection of subscribers to CellCom's network and the charging for air time of telephone calls initiated by CellCom's subscribers through CellCom's network, all of which had been temporarily suspended on April 27, 1995 because of the blocking of the network. The amount of compensation to CellCom from the manufacturer in connection with the plan of action, the suspended activities and their effect on CellCom has not been determined and CellCom, therefore, has not provided for any compensation in its financial statements. All expenses incurred by CellCom relating to and resulting from the plan of action and the suspended activities have been included in CellCom's loss from operations.

     In addition to the two lawsuits against CellCom disclosed under the heading "Subsequent Events" in PEC's Quarterly Report on Form 10-Q for the three months ended March 31, 1995, on April 25, 1995 a petition was filed with Israel's High Court of Justice against Israel's Ministry of Communications and other respondents, including CellCom, requesting, among other things, the following remedies:

     1. To require the providers of cellular mobile telephone services, including CellCom, to credit their respective subscribers and the customers of the land line company for calls to and from their respective networks that were disconnected due to insufficient network capacity, and;

     2.   To prevent the providers of cellular mobile telephone










                                                        Page 12 of 16 pages
services, including CellCom, from connecting additional subscribers, until such time as the capacities of their respective networks are expanded.

     As of August 8, 1995, neither CellCom nor Israel's Ministry of Communications had responded to the petition and no hearing has been scheduled thereon. CellCom has stated that it intends to vigorously contest the petition.

     CellCom has also stated that at this stage CellCom is unable to estimate the effects of the foregoing events on CellCom's financial condition or results of operations.




                                                        Page 13 of 16 pages

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     At the Annual Meeting of Shareholders on May 23, 1995, the shareholders elected eleven directors, each for a term of one year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 16,875,185 shares were voted with respect to the election of directors, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                                      NUMBER OF SHARES
                          ----------------------------------------
NAME OF NOMINEE                                 WITHHELD AUTHORITY
FOR DIRECTOR              VOTED FOR                   TO VOTE
------------------------------------------------------------------

Raphael Recanati         16,812,501                   62,684
Frank J. Klein           16,866,109                    9,076
Robert H. Arnow          16,855,234                   19,951
Joseph Ciechanover       16,866,309                    8,876
Eliahu Cohen             16,812,305                   62,880
Roger Cukierman          16,866,309                    8,876
Alan S. Jaffe            16,864,759                   10,426
Hermann Merkin           16,865,137                   10,048
Harvey M. Meyerhoff      16,866,249                    8,936
Alan S. Rosenberg        16,865,109                   10,076
Richard S. Zeisler       16,865,137                   10,048

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     Exhibit 27. Financial Data Schedule, which is page 16 of this report.




                                               Page 14 of 16 pages

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1995               PEC ISRAEL ECONOMIC CORPORATION
                                    -------------------------------
                                               (Registrant)


                                    /s/Frank J. Klein
                                    ------------------------------
                                    Frank J. Klein
                                    President


                                    /s/William Gold
                                    ------------------------------
                                    William Gold
                                    Treasurer, Principal Financial
                                    Officer and Principal
                                    Accounting Officer









                                               Page 15 of 16 pages