Form 10-Q
period 1995-09-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1995-11-14
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -------------------------------------------

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

     As of November 13, 1995 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                     Page 1 of 14 pages


                                               PART 1 - FINANCIAL INFORMATION
                                               ------------------------------
                                       PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                       ------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                         ---------------------------------------------
                                                       For the Nine Months Ended:         For the Three Months Ended:
                                                       ------------------------------     ------------------------------
                                                            9/30/95       9/30/94 *            9/30/95       9/30/94 *
    Revenues:
      Interest and dividends                         $    1,615,059   $     2,753,690   $      650,023   $    1,079,749
      Equity in net income of Affiliated Companies       18,764,178        21,186,831        7,761,425        9,508,131
      Net gain on issuance of shares
        by Affiliated Companies                                 ---         6,442,335              ---           54,151
      Revenues of General Engineers Limited               4,600,000         4,534,351        1,666,418        1,233,060
      Net gain on sales of investments                    1,160,669           355,947          608,723           48,356
      Change in market value of marketable securities     3,165,157        (1,332,022)       1,040,637          583,886
      Other                                                 530,165           406,787          262,603           45,803
                                                         ----------        ----------       ----------       ----------
                                                         29,835,228        34,347,919       11,989,829       12,553,136
                                                         ----------        ----------       ----------       ----------
    Expenses:
      General and administrative                          2,459,505         2,114,923          769,300          569,894
      Cost of sales and expenses of
        General Engineers Limited                         4,599,332         4,426,153        1,483,439        1,389,423
                                                         ----------        ----------       ----------       ----------
                                                          7,058,837         6,541,076        2,252,739        1,959,317
                                                         ----------        ----------       ----------       ----------
    Income before income taxes, loss
      from discontinued operations and
      cumulative effect of accounting change             22,776,391        27,806,843        9,737,090       10,593,819
    Income taxes                                          4,925,019         2,206,243          597,765        1,050,785
                                                         ----------        ----------       ----------       ----------
    Income before loss from discontinued
      operations and cumulative effect
      of accounting change                               17,851,372        25,600,600        9,139,325        9,543,034

    Loss from discontinued operations of
      General Engineers Limited, net of income taxes       (564,942)         (126,120)        (163,597)         (38,120)
    Cumulative effect of change in accounting
      for marketable securities, net of income taxes            ---         2,472,879              ---              ---
                                                         ----------        ----------       ----------       ----------
    Net income                                       $   17,286,430   $    27,947,359   $    8,975,728   $    9,504,914
                                                         ==========        ==========       ==========       ==========

    Earnings per common share before
      loss from discontinued operations and
      cumulative effect of change in accounting               $0.95             $1.36            $0.49            $0.51
    Loss from discontinued operations of General
      Engineers Limited, net of income taxes                  (0.03)              ---            (0.01)             ---
    Cumulative effect on earnings per share
      for change in accounting for marketable securities,
      net of income taxes                                       ---              0.13              ---              ---
                                                         ----------        ----------       ----------       ----------
    Earnings per common share                                 $0.92             $1.49            $0.48            $0.51
                                                         ==========        ==========       ==========       ==========

    Number of shares outstanding                         18,758,588        18,758,588       18,758,588       18,758,588


    Dividend per share                                     None              None             None             None

    See notes to consolidated financial statements.
    * Restated

                                                                                                     Page 2 of 14 Pages

                               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                               ------------------------------------------------

                                           CONSOLIDATED BALANCE SHEETS
                                           ---------------------------

                                                     September 30,       December 31,
                                                         1995               1994
Assets                                                (unaudited)
-------                                              -------------     --------------
 Cash and cash equivalents                          $   31,217,138     $   20,736,416
 Investments                                           366,891,795        349,623,830
 Assets of General Engineers Limited                     5,817,696          9,018,224
 Other assets                                            3,918,308          4,312,494
                                                    --------------     --------------

     Total assets                                   $  407,844,937     $  383,690,964
                                                    ==============     ==============

 Liabilities and Shareholders' Equity

 Liabilities:
   Liabilities of General Engineers Limited         $    2,538,898     $    5,262,094
   Deferred income taxes                                29,143,794         31,702,309
   Other liabilities                                    12,267,967          5,258,196
                                                    --------------     --------------
     Total liabilities                                  43,950,659         42,222,599
                                                    --------------     --------------

 Shareholders' equity:
   Common stock, $1.00 par value                        31,952,180         31,952,180
   Additional paid-in capital                          102,459,118         99,612,887
   Unrealized gain on marketable securities, net         4,122,672          2,845,350
   Cumulative translation adjustment                   (12,098,073)       (13,114,003)
   Retained earnings                                   250,651,973        233,365,543
                                                    --------------     --------------
                                                       377,087,870        354,661,957


   Treasury stock                                      (13,193,592)       (13,193,592)
                                                    --------------     --------------
     Total shareholders' equity                        363,894,278        341,468,365
                                                    --------------     --------------

     Total liabilities and shareholders' equity     $  407,844,937     $  383,690,964
                                                    ==============     ==============





 See notes to consolidated financial statements.
                                                                   Page 3 of 14 pages



                                      PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995




                                           Additional   Unrealized Gain      Cumulative
                               Common        Paid-in     on Marketable      Translation     Retained      Treasury
                                Stock        Capital       Securities        Adjustment     Earnings       Stock          Total
                             -----------  ------------  ----------------  -------------   ------------  -------------   ------------
Balance, January 1, 1995     $31,952,180   $99,612,887     $2,845,350     ($13,114,003)   $233,365,543  ($13,193,592)   $341,468,365

Change in market value
    for available-for-
    sale equity securities,
    net of tax                   ---           ---          1,277,322          ---             ---           ---           1,277,322

Paid-in capital of
    Affiliated Companies         ---         2,846,231        ---              ---             ---           ---           2,846,231

Change in cumulative
    translation adjustment       ---           ---            ---            1,015,930         ---           ---           1,015,930

Net income                       ---           ---            ---              ---          17,286,430       ---          17,286,430
                             -----------  ------------  ----------------  --------------  ------------  -------------   ------------


Balance, September 30, 1995  $31,952,180  $102,459,118     $4,122,672     ($12,098,073)   $250,651,973  ($13,193,592)   $363,894,278
                             ===========  ============  ================  ==============  ============  =============   ============





See notes to consolidated financial statements.








                                                                                                                  Page 4 of 14 pages



                         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                         ------------------------------------------------

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                            (Unaudited)
                                                                        For the Nine Months Ended:
                                                                       9/30/95            9/30/94*
                                                                  --------------    ----------------
Cash Flows from Operating Activities:

Net income                                                        $   17,286,430    $     27,947,359
Adjustments to reconcile net income to net cash
  used in operating activities:
    Cumulative effect of change in
      accounting for marketable securities                                   ---          (2,472,879)
    Change in market value of marketable securities                   (3,165,157)          1,332,022
    Purchase of marketable securities                                (31,756,217)        (14,546,985)
    Proceeds from sale of marketable securities                       23,756,695           3,427,345
    Equity in net income of Affiliated Companies                     (18,764,178)        (21,186,831)
    Gain on sales of investments                                      (1,160,669)           (355,947)
    Loss on investment in partnerships                                   264,850             233,010
    Income of consolidated subsidiaries                                 (532,736)           (447,632)
    Amortization of premiums on receivables, net                          62,580             158,067
    Net gain on issuance of shares by Affiliated Companies                   ---          (6,442,335)
    Dividends and interest from Affiliated Companies                   5,765,753           3,421,682
    Decrease (increase) in other assets                                  727,723            (951,713)
    Loss from discontinued operations of General Engineers Limited       564,942             126,120
    Provision for deferred income taxes                               (3,422,862)            840,672
    Increase in other liabilities                                      6,957,575             305,776
                                                                  --------------    ----------------

      Net cash used in operating activities                           (3,415,271)         (8,612,269)
                                                                  --------------    ----------------

Cash Flows from Investing Activities:

    Collection of notes receivable and U.S. Government obligations       296,011          10,495,506
    Purchase of notes and bonds receivable                           (14,590,937)         (5,771,009)
    Proceeds from sale of equity interests                            31,925,432           2,399,735
    Purchase of equity interests                                      (3,734,513)        (19,383,789)
                                                                  --------------    ----------------

      Net cash provided by (used in) investing activities             13,895,993         (12,259,557)

Net Increase (Decrease) in Cash and Cash Equivalents                  10,480,722         (20,871,826)
Cash and Cash Equivalents, beginning of period                        20,736,416          42,665,957
                                                                  --------------    ----------------

Cash and Cash Equivalents, end of period                          $   31,217,138    $     21,794,131
                                                                  ==============    ================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for income taxes                        $    1,754,426    $      1,045,124

See notes to consolidated statements.


* Restated




                                                                   Page 5 of 14 pages

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

3. During the second quarter of 1995, General Engineers Limited (i) entered into an agreement with a majority owned subsidiary of Discount Investment Corporation Ltd. for that company to distribute household appliances made by manufacturers represented by General Engineers and
     (ii) sold its service and repair business for household appliances to an unrelated party. As a result of these transactions, PEC has restated its results of operations for each of the nine and three months ended September 30, 1995 and September 30, 1994 to reflect these discontinued operations of General Engineers. The losses from discontinued operations for the nine and three month periods ended September 30, 1995 and 1994 were $564,942, $163,597 and $126,120 and
     $38,120 respectively, net of $134,000, $29,900, $4,000 and $9,900 respectively, of income tax benefits.

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

                                                Page 6 of 14 pages

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1995 Compared to Three Months
--------------------------------------------------------------
Ended September 30, 1994.
-------------------------

          Consolidated net income for the three months ended September 30, 1995 was $9.0 million compared to $9.5 million for the three months ended September 30, 1994. The reduction reflected decreases in equity in net income of Affiliated Companies and in interest and dividend income. The reduction attributable to these items was partially offset by increases in net gain on sales of investments and in the change in the market value of marketable securities in the third quarter of 1995 and by a decrease in PEC's provision for income taxes.

          Equity in net income of Affiliated Companies for the third quarter of 1995 was $7.8 million compared to $9.5 million for the corresponding 1994 period. The reduction reflected losses in respect of certain Affiliated Companies, particularly Scitex (approximately $2.2 million of losses because of special charges, compared to income of $1.1 million in the corresponding 1994 quarter) and CellCom (approximately $1.8 million of continued start-up losses compared to $460,000 of start-up losses in the corresponding 1994 quarter), and reduced net income in respect of some of PEC's other Affiliated Companies, principally Tambour. This reduction was partially offset by increased net income in respect of certain other Affiliated Companies, particularly DEP Technology Holdings Ltd. (the holding company for PEC's interest in RDC, which had a loss in the corresponding 1994 quarter), and Property & Building.


          PEC's interest and dividend income decreased to $650,000 for the third quarter of 1995 compared to $1.1 million for the corresponding 1994 period. PEC did not recognize any dividend income on its nonvoting preferred shares of Israel Discount Bank of New York ("IDBNY") during the third quarter of 1995 because it sold such shares to IDBNY at the end of July 1995, while PEC recognized dividend income on these shares during the third quarter of 1994. PEC received the proceeds of the sale at the end of July 1995 and the interest income earned on these proceeds during the last two months of the third quarter of 1995 was less than PEC's dividend income on these shares during the corresponding 1994 quarter.

          The net gain on sales of investments for the third


                                                         Page 7 of 14 pages
quarter of 1995 of $609,000 resulted from PEC's sale of marketable bonds of the U.S. Government and marketable securities of U.S. companies while PEC's net gain on sales of investments for the corresponding 1994 period of $48,000 resulted from PEC's sale of marketable securities of U.S. companies. PEC's other income for the three months ended September 30, 1995 increased to $263,000 from $46,000 for the corresponding 1994 period. PEC's other income in the third quarter of 1994 included a loss of $193,000 with respect to PEC's interest in a limited partnership which PEC sold in January 1995.

          As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1994 (the "1994 Notes"), PEC reports debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The market value of "trading securities" increased by $1.0 million for the three months ended September 30, 1995 compared to an increase of $584,000 for the corresponding 1994 period.

          General Engineers' income from continuing operations, before income taxes, increased to $183,000 in the third quarter of 1995, from a loss from continuing operations, before income tax benefit, of $156,000, in the corresponding 1994 quarter.

          General and administrative expenses for the three months ended September 30, 1995 increased compared to the corresponding 1994 quarter principally due to an increased provision for employee retirement expenses.

          As discussed in Note 2 of the 1994 Notes, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. PEC's provision for income taxes decreased to $598,000 for the third quarter of 1995 from $1.1 million for the corresponding 1994 quarter because of the decrease in income before income taxes, loss from discontinued operations and cumulative effect of accounting change for the third quarter of 1995 compared to the corresponding 1994 quarter and because of an increase in the third quarter of 1995 in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

          As discussed in Note 3 to the consolidated financial statements for the three months and nine months ended


                                                         Page 8 of 14 pages

September 30, 1995 (the "September 1995 Notes"), for the third quarter of 1995, General Engineers incurred a loss of $164,000, net of income tax benefit, in respect of discontinued operations compared to a loss of $38,000, net of income tax benefit, in respect of discontinued operations for the third quarter of 1994.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1994.
-------------------

          Consolidated net income for the nine months ended September 30, 1995 was $17.3 million compared to $27.9 million for the nine months ended September 30, 1994. The reduction reflected the absence in the first nine months of 1995 of any net gain on issuance of shares by Affiliated Companies ($6.4 million for the first nine months of 1994), an increase of $2.7 million in the provision for income taxes, a decrease of $2.4 million in equity in net income of Affiliated Companies and a decrease of $1.1 million in interest and dividend income. The decrease also reflected the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994 which increased consolidated net income in the first nine months of 1994 by a cumulative effect adjustment of $2.5 million, net of taxes. The decrease attributable to these items was partially offset by an increase of $3.2 million in the market value of marketable securities (compared to a loss of $1.3 million for the corresponding 1994 period) and by an increase of $805,000 in net gain on sales of investments.

          Equity in net income of Affiliated Companies for the nine months ended September 30, 1995 was $18.8 million compared to $21.2 million for the nine months ended September 30, 1994. The reduction reflected losses in respect of certain of PEC's Affiliated Companies, particularly CellCom (approximately $5.1 million of continued start-up losses compared to $460,000 of start-up losses in the corresponding 1994 period), and Scitex (approximately $1.2 million of losses because of special charges, compared to $2.9 million of income in the corresponding 1994 period). This decrease was partially offset by increased net income in respect of certain other Affiliated Companies, particularly DEP Technology Holdings Ltd. and Tel-Ad (each of which had a loss in the corresponding 1994 period) as well as Property & Building, DIC & PEC Cable TV Ltd. and Super-Sol.

          PEC did not realize any net gain on issuance of shares by Affiliated Companies for the nine months ended September 30, 1995 while it realized a $6.4 million gain for the corresponding 1994 period, of which $5.9 million resulted from the exercise by


                                                         Page 9 of 14 pages
option holders of options to purchase ordinary shares of Tambour and $528,000 resulted from Lego's initial public offering of ordinary shares in Israel in January 1994.

          PEC's interest and dividend income decreased to $1.6 million for the nine months ended September 30, 1995 from $2.8 million for the nine months ended September 30, 1994 primarily because PEC did not recognize any dividend income on its shares of IDBNY during the first nine months of 1995.

          The net gain on sales of investments for the nine months ended September 30, 1995 of $1.2 million resulted from PEC's sale of marketable bonds of the U.S. Government and marketable securities of U.S. companies while its net gain on sales of investments for the corresponding 1994 period of $356,000 resulted from PEC's sale of a small portion of the shares of Maxima and its sale of marketable securities of U.S. companies, which was partially offset by losses on the sale of marketable bonds of the U.S. Government and of a U.S. Government sponsored corporation.

          General and administrative expenses for the nine months ended September 30, 1995 increased compared to the corresponding 1994 period due in part to an increased provision for employee retirement expenses.

          The provision for income taxes for the first nine months of 1995 increased to $4.9 million from $2.2 million for the corresponding 1994 period. This increase was attributable primarily to the provision of $3.0 million of additional income taxes arising from PEC's sale of its IDBNY shares, which sale did not result in a gain for financial statement purposes.

          As discussed in Note 3 to the September 1995 Notes, for the first nine months of 1995 General Engineers incurred a loss of $565,000, net of income tax benefit, in respect of discontinued operations compared to a loss of $126,000, net of income tax benefit, in respect of discontinued operations for the first nine months of 1994.

SHAREHOLDERS' EQUITY
--------------------

          As a result of increases in the market value of "available-for-sale securities" since January 1, 1995, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of September 30, 1995 was approximately $4.1 million compared to $2.8 million, net of taxes, as of December 31, 1994.


                                                        Page 10 of 14 pages

          As discussed in Note 2 of the 1994 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate between the New Israel Shekel and the U.S. dollar as of September 30, 1995 was not significantly different from the exchange rate as of January 1, 1995. As of September 30, 1995, the Cumulative Translation Adjustment reduced shareholders' equity by $12.1 million compared to a reduction of $13.1 million at the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 1995, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) totaled approximately $60.1 million. On the basis of PEC's operations during the first nine months of 1995, PEC will pay in December 1995 U.S. income taxes of approximately $6.4 million, which amount has been expensed previously and is reflected in other liabilities on PEC's consolidated balance sheet as of September 30, 1995.

     For the nine months ended September 30, 1995 PEC received cash dividends and interest totaling $7.4 million (including $5.8 million of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the nine months ended September 30, 1995 PEC received a total of $56 million of additional funds, of which $27 million was generated from PEC's sale of the shares of IDBNY, $23.8 million from the sale of securities, $5 million from the sale of a limited partnership interest and $296,000 from the collection of loans. During the same period, PEC purchased equity securities of several Affiliated Companies for approximately $3.7 million, of which (i) approximately $1.3 million was for the purchase in September 1995 of a 5% equity interest in VocalTec Ltd., a communications company which has developed a personal computer-based real-time voice communication system over the Internet software network, which system VocalTec has named the Internet Phone, and (ii) approximately $1.2 million was for additional capital contributions to Renaissance Fund LDC, reducing PEC's obligation to make additional capital contributions to Renaissance to $1.6 million. During the first nine months of 1995, PEC purchased marketable securities of the U.S. Government and of U.S. companies for approximately $31.8 million and purchased notes and bonds receivable for approximately $14.6 million, of which $13.2 million was for the purchase of capital notes of CellCom and $740,000 was for the purchase of capital notes of DEP Technology Holdings Ltd.


                                                        Page 11 of 14 pages

     In October 1995, Gilat Satellite Networks Ltd. sold 1,685,000 of its ordinary shares in a public offering in the United States for $25.00 per share (before underwriting discounts and commissions). As a result of such sale, PEC will recognize a net gain on issuance of shares by Affiliated Companies of approximately $2 million in the fourth quarter of 1995. In addition, PEC sold 75,000 of its ordinary shares of Gilat Satellite in the public offering for the same price per share and, as a result, will realize a gain of approximately $1.4 million, before income taxes, in the fourth quarter of 1995. As a result of the public offering and PEC's sale of ordinary shares of Gilat Satellite, PEC's equity interest in Gilat Satellite was reduced from 9.8% to 7.4%.


                                                        Page 12 of 14 pages

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

          Exhibit 27 Financial Data Schedule, which is page 14 of this report.





                                 Signatures
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1995            PEC ISRAEL ECONOMIC CORPORATION
                                   -------------------------------
                                             (Registrant)


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







                                               Page 13 of 14 pages