Form 10-K
period 1995-12-31
PEC ISRAEL ECONOMIC CORP ET AL
filed 1996-04-01
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended               December 31, 1995
                          -----------------------------------------------
                                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               -------------------    -------------------

                          Commission file number 2-1271
                                                 ------

                         PEC Israel Economic Corporation
- -------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Maine                              13-1143528
- --------------------------------------     ------------------------------
     (State or other jurisdiction               (I.R.S. employer
  of incorporation or organization)            identification no.)

  511 Fifth Avenue, New York, New York                  10017
- ----------------------------------------   ------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
      Title of each class                     on which registered
      -------------------                    ---------------------

Common Stock (par value $1.00 per share)     New York Stock Exchange
- --------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               None
- -------------------------------------------------------------------------
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                              -----
NO
  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                             Exhibit Index is on Page 256

                                             Page 1 of 265 pages.

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 25, 1996 was approximately $115,516,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

     As of March 25, 1996, 18,758,588 shares of Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                            PART I
                                            ------

Item 1.   BUSINESS
- -------   --------

     PEC Israel Economic Corporation ("PEC" or the "Company") organizes, acquires interests in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. PEC is often involved in the early development of a company and has participated in the organization, financing or increase in capital of over 150 Israeli enterprises since its incorporation in 1926. The Company participates actively in management through representation on boards of directors and is involved in a broad cross-section of Israeli companies engaged in various fields of business, including high technology and communications, manufacturing, building and construction, shipping and consumer products.

     Among PEC's holdings are significant interests in a company that is a world leader in digital visual information communication for the graphic design, printing, publishing and video markets (Scitex Corporation Ltd.), one of Israel's leading diversified high technology holding companies (Elron Electronic Industries Ltd.), Israel's newest cellular telephone company (Cellcom Israel Ltd.), the cable television company that serves the Tel-Aviv metropolitan area and two other areas in Israel (Tevel Israel International Communications Ltd.), Israel's largest paint manufacturer (Tambour Ltd.), Israel's largest manufacturer of cans and metal packaging material (Caniel-Israel Can Company Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), one of Israel's largest shipping companies (El-Yam Ships Ltd.) and one of the largest supermarket chains in Israel (Super-Sol Ltd.). PEC is also involved in several venture capital funds and early stage development companies.

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

     IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding
$2.2 billion at September 30, 1995. Discount Investment Corporation Ltd. ("Discount Investment"), another indirect subsidiary of IDB Holding, owns shares of many Israeli companies in which PEC has holdings and, through a subsidiary, has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity invested by the paying party in business opportunities initiated or initially presented by the other. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies located in Israel in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis. PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

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

                                                                                  Percentage
                                                                        Equity Ownership as of
                                                                            December 31, 1995
                                                                    ------------------------------------
                                                                                 Discount        IDB
                                      Principal Business            PEC         Investment     Group (1)
                                      ------------------            ---         ----------     ---------
High Technology and Communications

Scitex Corporation Ltd.             Digital Visual Information       6.1%           6.0%         24.0%
                                    Communication

Elron Electronic                    Diversified High                13.6           26.5          40.1
Industries Ltd.       `             Technology Holdings

Cellcom Israel Ltd.                 Cellular Telephone System       11.5           11.5          23.0 (2)

Tevel Israel International          Cable Television                23.7           24.8          48.5 (3)
Communications Ltd.

Tel-Ad Jerusalem Studios            Television Station              11.5           11.5          23.0
Ltd.

Gilat Satellite Networks            Satellite Communications         7.4            6.8          14.2
Ltd.

Gilat Communication                 Interactive Distance Learning   12.1           12.2          24.3
Engineering 1990 Ltd.               Centers;  Services for the
                                    Communications Industry

Electronics Line (E.L.)             Electronic Security             13.9           13.9          27.8
Ltd.                                Systems

RDC-Rafael Development              Development Stage               16.7           16.7          50.1 (4)
Corporation Ltd.                    High Technology
                                    Products

Lipman Electronic                   Electronic and Computerized      5.4            5.4          10.8
Engineering Ltd.                    Systems

Nice Systems Ltd.                   Voice Logging and                9.6            9.7          19.3 (5)
                                    Communication Intelligence
                                    Systems

                                                                              Percentage
                                                                       Equity  Ownership as of
                                                                           December 31, 1995
                                                                 --------------------------------------
                                                                                 Discount       IDB
                                      Principal Business         PEC            Investment    Group (1)
                                      ------------------         ---            ----------    ---------
High Technology and Communications  (continued)

VocalTec Ltd.                       Voice and Audio               4.6%           4.6%          9.2%(6)
                                    Communications over
                                    the Internet

Gemini Israel Fund L.P.             Venture Capital Fund         11.2           11.2          29.9  (7)
                                    (Primarily High Technology)

Advent Israel Limited               Venture Capital Fund          5.4            5.4          10.8  (8)
Partnership                         (Primarily High Technology)

Liraz Systems Ltd.                  Customized Computer           8.8            8.9          17.7  (9)
                                    Software Systems;  Distri-
                                    bution of Packaged Software;
                                    and Provider of Outsourcing
                                    Services

Logal Educational Software          Educational Software          6.5            6.5          34.4  (10)
and Systems Ltd.

Adir International Communications   International Tele-          25.0           25.0          50.0
Services Corporation Ltd.           communication Services from
                                    Israel

Tius Elcon Ltd.                     Electronic Products for      14.5           14.5          29.0
                                    Home Health Care

Sign-On Computer Communications     Private Network              25.5           25.5          51.0
Services Ltd.                       Communications

Incubator for Technological         Support of Development       16.6           16.6          33.3
Entrepreneurship Kiryat             Stage High Technology
Weizmann Ltd.                       Companies

RTS Telecommunications              International Telecommuni-   15.0           15.0          30.0
Services Ltd.                       cation Services in St.
                                    Petersburg, Russia

RPA Leasing Inc.                    Lessor of Telephone          25.0           25.0          50.0
                                    Equipment

                                                                                              Percentage
                                                                                       Equity Ownership as of
                                                                                          December 31, 1995
                                                                                ------------------------------------------
                                                                                                Discount           IDB
                                              Principal Business                PEC            Investment        Group (1)
                                              ------------------                ---            ----------        ---------

Industry

Tambour Ltd.                                Paint and Related Products           42.4%            21.0%             63.4%

Caniel-Israel Can Company Ltd.              Cans and Metal Packaging             29.0             14.7              43.7  (11)

Mul-T-Lock Ltd.                             Locks and Security Doors             13.5             13.6              27.1

Klil Industries Ltd.                        Aluminum Extrusions and              15.2             33.8              49.0
                                            Finished Products

Lego Irrigation Ltd.                        Irrigation Equipment                 13.2             13.2              26.4

Maxima Air Separation Center Ltd.           Industrial Gas Production            11.6             11.7              23.3

Tefron Ltd.                                 Lingerie and Undergarments           13.0             13.0              26.0


Construction and Development

Property and Building                       Real Estate Construction             37.4             14.3              51.7
Corporation Ltd.                            and Development

Camdev Ltd.                                 Real Estate Development              26.0             -----            100.0


Shipping, Marketing and Other

El-Yam Ships Ltd. (12)                      Bulk Shipping                        10.1             14.3              24.4

Super-Sol Ltd.                              Supermarkets                         18.8             16.5              50.4

"Delek"-The Israel Fuel                     Distribution of Petroleum             2.1             28.4              30.5
Corporation Ltd.                            Products

Renaissance Fund LDC                        Acquisition of Equity Interests       3.7             -----              3.7
                                            for Capital Appreciation

General Engineers Limited                   Distribution of Power               100.0             -----            100.0
                                            Generation Equipment

Isrotel Ltd.                                Ownership, Management and             1.8              1.9               3.7 (13)
                                            Operation of Hotels

                                                                                                 Percentage
                                                                                        Equity Ownership as of
                                                                                            December 31, 1995
                                                                                --------------------------------------------
                                                                                                 Discount            IDB
                                              Principal Business                PEC             Investment         Group (1)
                                              ------------------                ---             ----------         ---------

Shipping, Marketing and Other (continued)

Sano Dispec Development  Ltd.               Joint Ventures in China for          25.0%            25.0%             50.0% (14)
                                            Manufacture and Sale of
                                            Detergents and Cosmetics
                                            and for Advertising

Bulk Trading Corporation Ltd.               Grain Import Services                50.0             50.0             100.0

(1)  Total holdings of members of the IDB Group.

(2) As a result of the purchase of ordinary shares of Cellcom Israel Ltd. made after December 31, 1995, as of March 25, 1996, PEC owned 12.5%, Discount Investment owned 12.5% and the IDB Group owned 25.0%, respectively, of the ordinary shares of Cellcom Israel Ltd.

(3) Interests in Tevel Israel International Communications Ltd. are held through a separate company, DIC and PEC Cable TV Ltd.

(4) Interests in RDC-Rafael Development Corporation Ltd. are held through a separate company, DEP Technology Holdings Ltd.

(5) As a result of a public offering by Nice Systems Ltd. in the United States after December 31, 1995 of American Depositary Shares representing ordinary shares of Nice Systems Ltd., as of March 25, 1996, PEC owned 7.0%, Discount Investment owned 7.0% and the IDB Group owned 14.0%, respectively, of the ordinary shares of Nice Systems Ltd.

(6) As a result of an initial public offering of ordinary shares by VocalTec Ltd. in the United States on February 6, 1996, the exercise by PEC and Discount Investment of options for ordinary shares of VocalTec Ltd. immediately prior to such public offering and the sale by PEC and Discount Investment of ordinary shares of VocalTec Ltd. in the public offering, as of March 25, 1996, PEC owned 4.0%, Discount Investment owned 4.1% and the IDB Group owned 8.1%, respectively, of the ordinary shares of VocalTec Ltd.

(7) PEC and Discount Investment each own 18.5% of Gemini Capital Fund Management Ltd., the general partner of Gemini Israel Fund L.P., which has a nominal equity interest in Gemini Israel Fund L.P. The interests of PEC, Discount Investment and the IDB Group in Gemini Israel Fund L.P. represent nonvoting limited partnership interests.

(8) Represents interests in Advent Israel Limited Partnership and a parallel limited partnership (together, "Advent Israel"), on a combined basis, other than in the assets and results of operations attributable to Advent Israel's interest in Gemini Israel Fund L.P.

(9) In addition, PEC and Discount Investment own options to acquire ordinary shares of Liraz Systems Ltd. If all of the outstanding options of Liraz Systems Ltd. are exercised, PEC would own 12.5%, Discount Investment would own 12.6% and the IDB Group would own 25.1%, respectively, of the ordinary shares of Liraz Systems Ltd.

(10) The ownership interest of the IDB Group includes the 19.1% and 2.2% ownership interests of Gemini Israel Fund L.P. and Elron Electronic Industries Ltd., respectively, in Logal Educational Software and Systems Ltd. As the result of an initial public offering of ordinary shares by Logal Educational Software and Systems Ltd. in the United States after December 31, 1995, as of March 25, 1996, PEC owned 4.3%, Discount Investment owned 4.4% and the IDB Group owned 22.9%, respectively, of the ordinary shares of Logal Educational Software and Systems Ltd.

(11) Includes the 27% equity interest in Caniel-Israel Can Company Ltd. of Ispah Holdings Ltd., a company in which PEC and Discount Investment each hold a 50% equity interest.

(12) Includes the Company's interest in Financial Holdings El-Yam (Hamigdal)
     Ltd.

(13) In addition, PEC and Discount Investment own publicly-traded warrants to acquire ordinary shares of Isrotel Ltd. If all of the outstanding warrants of Isrotel Ltd. are exercised, PEC would own 5.0%, Discount Investment would own 5.0% and the IDB Group would own 10.0%, respectively, of the ordinary shares of Isrotel Ltd.

(14) Sano Dispec Development Ltd. has a 55% interest in Shen Yang Daily Use Articles Ltd. and, through an 80% interest in D.S.D.S. International Advertising (China) Limited Partnership, has a 40% interest in Shen Yang Sano International Advertising Co. Ltd.

High Technology and Communications

     Scitex Corporation Ltd. ("Scitex"). Scitex is a world leader in the design, development, manufacture, marketing and support of digital visual information communication systems and devices. Scitex is organized into three business units: graphic arts, digital printing and digital video.

     The products of the Scitex Graphic Arts Group are used mostly for color electronic prepress. They automatically generate and produce high-resolution, color, printed media such as magazines, newspapers, catalogs, inserts, annual reports and advertising. The prepress hardware and software products include creative design application packages; digital cameras (that bypass the film and scanning stage and capture images directly into a computer) and scanners; high-performance, full-function, workstations for color correction, creative retouching, and page assembly as well as client-server systems to improve the productivity of Scitex customers; high quality, color digital inkjet proofers/printers; and imagesetters and platesetters to produce color separation films and plates directly from a computer.

     These products are in over 7,500 installations worldwide. They allow users to work in a digital workflow, significantly reducing production time, material expense and labor costs while promoting design creativity and improving image and color quality. They are supported by sophisticated networking and telecommunications capability and have an open architecture for connectivity with products from other vendors. Scitex graphic arts products address a broad range of customers -- high-end digital service bureaus and large commercial printers and publishers, as well as PostScript-compatible desktop publishing system operators. Customers include Time, Fortune, Sports Illustrated, The New York Times, National Geographic, USA Today, Wace Group, Rizolli, A. Mondadori, Bauer Druck, Gutenberghus, Toppan Group, Dai Nippon Printing, Ashai Shimbun, Sara Lee and Pepsico.

     In April 1995, Scitex signed a strategic agreement with the Xerox Corporation to develop jointly short-run, on-demand, color digital printing systems. The first result of this alliance is the Spontane(TM) printing system that will begin shipping in the middle of 1996. It prints digital files in high-quality color at up to 40 pages per minute, for use in flyers, brochures, pamphlets and other short-run applications. The Graphic Arts Group also markets computer driven, on-demand, color inkjet printers for outdoor advertising billboards.

     Products of the Scitex Digital Printing division produce hardcopy output of digital data from a computer. These inkjet printing systems are used for variable-data, high speed printing. The applications include names and addresses for personalized mass mailings, billings, bar codes, serially-numbered lottery tickets, and many others. Some of these printers are the world's fastest non-impact systems for full page, variable-data printing.

     Products of the Scitex Digital Video division include post-production systems for non-linear desktop editing, digital visual effects (DVEs), character generators, switchers and routers, and disk recorders. This division was formed in October 1995 by the merger of Abekas Video Systems, Inc. acquired in 1995, and ImMIX, Inc. acquired in 1994. Over 1,000 editing stations, manufactured by ImMIX, are used worldwide in television broadcasting and professional video applications. They combine the real-time functions of traditional video equipment with the flexibility of computer hardware and software. The Abekas DVEs create realistic special effects like warps and textures, and have been chosen by NBC to enhance the visual effects in television transmission of the 1996 Summer Olympics. Abekas character generators apply special effects to text such as shearing and shadows.

     The largest business unit, the Graphic Arts Group, is headquartered in Israel. Research, development, design and production are conducted at Scitex Israel and by two subsidiaries in the United States, Iris Graphics, Inc. and Leaf Systems, Inc. Regional subsidiaries in North America, Europe and the Far East are responsible for marketing, sales and customer support of the graphic arts products in their respective territories. The other two business units, which are headquartered in the United States, develop and manufacture, as well as perform all marketing, sales and customer support of their products. Virtually all sales of Scitex products are outside of Israel.

     The ordinary shares of Scitex are listed for quotation on the National Association of Securities Dealers Automatic Quotation System/National Market System ("NASDAQ/NMS") (symbol ("SCIXF"). PEC, Discount Investment, Clal Electronics Industries Limited ("Clal"), another member of the IDB Group, and International Paper Company are parties to a shareholders' agreement with respect to their ordinary shares of Scitex that, among other things,
(i) provides that Scitex shall have a board of directors of no more than 13 members, consisting of four nominees designated by each of PEC and Discount Investment as a group, International Paper Company and Clal, and, if the three groups determine that there should be another director, a nominee agreed upon by all three groups, (ii) provides that the Chairman of the Board of Scitex and of its executive committee be selected from the directors designated by PEC, Discount Investment and Clal and (iii) restricts the acquisition and disposition by such shareholders of ordinary shares of Scitex.

     Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service products in the fields of medical diagnostic imaging, defense electronics, communication, semiconductors, machine vision and, most recently, the emerging markets of networking and Internet software services. Elron has organized, invested in and developed companies with promising new technologies believed to have global marketing potential that could benefit from ties with Israel. Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies.

     In 1995, Elron transferred to NetVision Ltd. the Internet connectivity operations of elroNet, a wide-band electronic communication network established by Elron in 1994. NetVision Ltd. is owned equally by Elron and NetManage Inc., a publicly traded affiliate of Elron described below. NetVision Ltd. is a leading Israeli Internet service provider whose services include high speed, modem dial-up, ISDN dedicated lines, local area network ("LAN") to LAN, virtual private networks for multinational corporations as well as commercial WEB and custom on line services.

     Currently, Elron is developing and in the initial stages of marketing the "i-Fax" system, a "client/server" line of products which use the Internet to send international and long-distance faxes, achieving substantial savings on fax costs. The "client" may be a standard fax machine or a personal computer with Microsoft Windows software.

     Elron's affiliates include publicly-traded and privately-held companies. Its principal publicly-traded affiliates are Elbit Ltd. (40% owned - advanced electronic systems and products for defense, medical, industrial and commercial applications - NASDAQ/NMS symbol "ELBTF" and also traded on the Tel Aviv Stock Exchange); Elscint Ltd., a 55% owned subsidiary of Elbit Ltd. (diagnostic medical imaging systems and products - New York Stock Exchange, Inc. symbol "ELT"); Orbotech Ltd. (18% owned - automated optical inspection systems for inspection and identification of defects in printed circuit boards and liquid crystal flat panel displays - NASDAQ/NMS symbol "ORBKF"); PC Etcetera, Inc. (20.5% owned - consulting and computer-based training products - over-the-counter stock symbol "PCEZ"); Zoran Corporation (23.5% owned - digital signal processing and VLSI (Very Large Scale Integration) for multimedia and consumer electronics applications for digital video and audio compression - NASDAQ/NMS symbol "ZRAN"); NetManage Inc. (2.4% owned - integrated set of TCP/IP (Transmission Control Protocol/Internet

Protocol) internetworking applications and development tools for the MicroSoft Windows operating environment - NASDAQ/NMS symbol "NETM"); and Logal Educational Software and Systems Ltd. (1.5% owned (PEC and Discount Investment each also own a 4.36% equity interest and Gemini Israel Fund L.P. owns a 12.7% equity interest) - designs, creates, publishes and markets simulation-based, educational software and laboratory probeware products for science and math curriculums in high schools and colleges.)

     Among Elron's privately-held affiliates are Chip Express Corp. (43.2% owned
- - a laser technology which enables the production of engineering prototypes of Gate Arrays (integrated circuit devices composed of an array of logic gates integrated to form specific logic applications) to customers within 24 hours, the supply of early production quantities in a week and competitively-priced volume production parts); ServiceSoft Corporation (25.6% owned - software systems for automation of field service and maintenance of complex systems and products); RDC-Rafael Development Corporation Ltd. (16.7% owned (PEC and Discount Investment each also own a 16.7% equity interest) - commercialization of technologies developed by RDC-Rafael Armament Development Authority, a division of Israel's Ministry of Defense); Oren Semiconductor Ltd. (15% owned indirectly - development of a ghost canceler integrated circuit which cancels shadows for the consumer television market, which circuit is designed to fit into conventional analogue television sets, VCRs, cable decoders and television set top boxes); and Elementrix Technologies Ltd. (48% owned - leading edge Internet information security products which secure all forms of data including text, graphics, images, video and voice). Elron also has a 3.7% limited partnership interest in Gemini Israel Fund L.P., a venture capital fund in which PEC and Discount Investment are limited partners.

     Elbit Ltd., together with Elbit's 55% subsidiary, Elscint Limited, is Elron's largest holding and accounts for the major part of Elron's revenues and earnings.

     Elron's ordinary shares are listed for quotation on the NASDAQ/NMS in the United States (Symbol "ELRNF") and on the Tel Aviv Stock Exchange ("TASE").


     Cellcom Israel Ltd. ("Cellcom"). In June 1994, the Israeli government awarded a license to establish and operate Israel's second cellular telephone system to Cellcom, a new company owned by BellSouth Enterprises Inc., companies controlled by Joseph Safra and Moise Safra of Brazil, Discount Investment and PEC. Cellcom began operations at the end of December 1994 and now serves all of Israel. At the end of February 1996, over 240,000 customers were utilizing Cellcom's cellular telephones, an increase of approximately 210,000 customers in one year. Cellcom intends to invest approximately $430 million through 1996 in the development and operation of the new cellular telephone system.

     Cellcom's license to operate the second cellular telephone system expires in 2004. Cellcom has the right to request, and Israel's Ministry of Communications can agree, to extend the license for one or more periods of six years. A sufficient number of customers are now using the cellular telephone systems of Cellcom and the other cellular telephone provider so that Cellcom's license permits Israel's Ministry of Communications to grant a license for the establishment and operation of a third cellular telephone system in Israel.


     Cellcom uses TDMA (time division multiple access) digital technology, an advanced technology for cellular communication. Cellcom's cellular telephone system utilizes cell sites, switching machines and mobile telephone switching offices to carry telephone calls. At the end of 1994, Cellcom had 31 operating cell sites and one mobile telephone switching office. During 1995, as Cellcom expanded its system throughout Israel, it increased its number of cell sites to 182 and its number of mobile telephone switching offices to three. It also installed four switching machines in 1995 and installed a fifth switching machine during the first half of January 1996. In order to improve the quality of its existing service and to be able to offer a new service known as the Advanced Intelligent Network service to its customers, Cellcom intends to construct an additional 103 cell sites and four switching machines in 1996.

     Cellcom's marketing strategy is based on the premise that cellular telephones and service should be offered on a mass market basis. Cellcom's license regulates the rates it may charge for cellular telephone services. These rates are among the lowest in the world. During Cellcom's first year of operation ended December 31, 1995, Cellcom charged users of its cellular service 2.74 cents per minute. The rate rose to 5.16 cents per minute for January 1996 and 5.65 cents per minute for the remainder of 1996. This rate will rise to 11.3 cents per minute on January 1, 1997, not including any adjustments for inflation. Cellcom may increase these charges whenever the Israeli consumer price index increases by more than 8.5% in any year. In addition, Cellcom charges an interconnect fee and, during the third through fifth years of operation, Cellcom may charge customers a monthly fee of $5.65, not including any adjustments for inflation. Cellcom's charges are far lower than the charges of the operator of Israel's first cellular network, which are 21.6 cents per minute during peak hours and 10.8 cents per minute during off peak hours.

     Cellcom markets cellular telephones and its cellular telephone system through its own retail stores, a telemarketing group with service centers, independent authorized distributors and independent importers of telephones. At the end of 1995, Cellcom products and services were offered in over 50 cities throughout Israel at 180 locations, of which seven were Cellcom retail stores.



     Tevel Israel International Communications Ltd. ("Tevel"). PEC owns, through its interest in DIC and PEC Cable TV Ltd., 23.7% of Tevel, which was established in 1988 to develop, construct and operate cable television systems in Israel. PEC's partners in Tevel are Discount Investment, Tele-Communications Inc. ("TCI"), a leading owner and operator of cable television systems in the United States, and United Phillips Co. ("UPC"), a major owner and operator of cable television systems in Europe. TCI and UPC hold their interests in Tevel through wholly owned subsidiaries.

     Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod-Ashkelon and the Nazareth-Jezreel Valley in the north part of Israel. These franchises include approximately 340,000 households - about 24% of the homes in Israel. Tevel has completed the construction of approximately 95% of the cable network in its franchise areas. At the end of 1995, Tevel had approximately 218,000 subscribers, constituting approximately 68% of the households in the area in which network construction has been completed.

     The exclusive franchises granted to Tevel have a twelve year term expiring in 2002 with a four-year renewal right. Tevel pays the Israeli government annual franchise royalties of 5% of its gross revenues. The government regulates the basic service subscription rates which cannot be increased beyond cost of living index increases. Currently, government regulations prevent cable television operators from offering advertising.

     Tevel offers customers a uniform, extended basic package of 40 channels for a fixed monthly fee. The basic package includes local, national and regional broadcasting channels, satellite delivered channels from Europe and Asia and five channels, subtitled in Hebrew - a movie channel, a sports channel, a family entertainment channel, a science, nature and cultural channel and a children's entertainment channel.

     Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft, and enables Tevel to offer additional programming for which it may charge separately. In May 1994, Tevel began offering its customers recent theatrical movies on a pay per view basis over four channels programmed and packaged by Tevel under Tevel's brand name "Home Cinema." During 1995, monthly sales of "Home Cinema" events increased steadily, reaching a sales rate of 65,000 events per month during the last quarter of 1995, and total sales in 1995 amounted to 660,000 events.


     Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location.

     In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station (the "Second Channel"), the only privately operated commercial television station. The broadcast license expires in 2000 and Tel-Ad may request that the license be extended for one four year term. Broadcasts on the second television station began in November 1993. Tel-Ad is responsible for the entire programming for two days every week and, beginning in 1996, for every Saturday in one year of each three year period. From January 1995 through August 1995, Tel-Ad's programs were broadcast on Mondays and Thursdays and from September 1995 through December 1995 were broadcast on Tuesdays, Fridays and Saturdays. Tel-Ad's programs will continue to be broadcast on Tuesdays and Fridays through August 1997.

     The Second Channel is the most-watched station in Israel. The popularity of the channel has provided the impetus for advertisers and advertising agencies alike to take advantage of the opportunities that the new medium offers. In 1995, 30% of all Israeli advertising budgets were allocated for television.

     Tel-Ad broadcasts a varied program schedule, with approximately 45% of the programs produced in Israel and 55% of the programs acquired from outside of Israel, including top-rated feature films and popular television series. The programs span a wide range of genres and formats, including entertainment, humor and satire, sporting events, game shows, talk shows and current affairs. Tel-Ad programs that achieved particular success with the viewing audience included "The Comedy Store," and "Laila Gov" hosted by Gidi Gov in the light entertainment genre, game shows "The Price is Right" and "Lingo", talk show "Rubi", and the investigative reporting magazine "Uvdah", hosted by Ilana Dayan.

     During the past two years, in conjunction with starting to broadcast on the Second Channel, Tel-Ad completed construction and upgrading of its technical facilities, investing approximately $5 million in several projects, including the conversion of its existing studio to the first fully digital television studio in Israel, the construction of a second television studio, the installation of fully equipped computerized editing and animation suites, the completion of a new floor of offices in the Jerusalem theater, as well as opening a branch office in Tel-Aviv which serves as Tel-Ad's marketing headquarters.


     Gilat Satellite Networks Ltd. ("Gilat Satellite"). Gilat Satellite designs, develops, manufactures, markets and supports very small aperture terminal ("VSAT") satellite earth stations and related equipment and software for voice and data communications. Gilat Satellite's products are incorporated into telecommunications networks which provide satellite-based communications between a central location (a "hub") and a large number of geographically-dispersed locations. Gilat Satellite markets principally three product lines:

     o TwoWay VSAT - Gilat Satellite's principal product which enables interactive transaction oriented data communications. The TwoWay VSAT may be used for credit and debit card authorization, inventory control and automatic teller machine (ATM) services for customers such as retail chains, gas stations and supermarkets.

     o FaraWay VSAT - a satellite based product which provides multi-channel, toll quality telephone service to remote and undeveloped areas that lack adequate telecommunications infrastructure.

     o OneWay VSAT - a unidirectional data broadcast product used for the distribution of real-time financial information, newswire broadcasts and paging signals for customers such as stock exchanges, news agencies and paging operators. Value added services available on OneWay VSAT include business news television, background music and electronic advertising.

     Gilat Satellite has established strategic relationships for product development and marketing with GE Spacenet Corporation, COMSAT RSI Inc., AT&T Tridom and GTECH Corporation in the United States and with ANT Bosch in Germany and IBM Global Network in France. These service providers and equipment suppliers offer certain of Gilat Satellite's products as integral parts of their VSAT network offerings.

     In October 1995, Gilat Satellite had an underwritten public offering of its stock in the United States, approximately 30 months after the initial public offering of Gilat Satellite's stock in the United States. Gilat Satellite's stock is traded on the NASDAQ/NMS under the trading symbol "GILTF".

     Gilat Communication Engineering 1990 Ltd. ("Gilat Engineering"). Gilat Engineering designs, develops and markets fully interactive distance learning centers, offers satellite communication and broadcast services, provides engineering and management services in the telecommunications industry, and specializes in the design and erection of communications systems, including satellite communications systems, broadband systems and fiber optic communications and microwave systems.

     A wholly-owned subdsidiary of Gilat Engineering provides satellite communication within Israel using one-way and two-way networks by means of very
small aperture terminals (VSATs).    Through ISRASAT International Communication
Corp., a company in which it has a 33.3% interest and whose other shareholders are Sign-On Computer Communications Services Ltd. and Elbit Ltd.,
Gilat Engineering provides point to point international satellite communication services to corporate clients in Israel and abroad.

     Users of Gilat Engineering's satellite based fully interactive distance learning system include Telkom SA in South Africa, which offers the system to educational organizations in South Africa and plans to offer it to users in other countries in Africa, The Open University of Israel, the Ministry of Education in Israel, and corporations which use the system for corporate training.

     Gilat Engineering owns 25% of Spacecom Satellite Communications Services Ltd., which holds exclusive marketing rights for the "AMOS 1" satellite for the Middle East and Central Europe.


     Electronics Line (E.L.) Ltd. ("Electronics Line"). Electronics Line is engaged in the design, development, production, international marketing and servicing of advanced electronic home and business security systems, including passive infrared motion detectors, alarm control panels and radio or telephone operated devices for long-range communication with central monitoring stations. Electronics Line has been innovative in the application of radio communication and infrared and microwave technologies to several devices. Electronics Line generates more than 90% of its revenues from sales outside of Israel. Electronics Line's stock is traded on the TASE.


     RDC-Rafael Development Corporation Ltd.("RDC").   RDC was established in
July 1993 to conduct the commercialization of non-military applications of technologies developed by Rafael Armament Development Authority, a division of the Israel Ministry of Defense ("Rafael"). Rafael is one of Israel's largest industrial enterprises and Israel's largest research and development organization.

     The two shareholders of RDC are DEP Technology Holdings Ltd., a company owned equally by PEC, Discount Investment and Elron, who are all members of the IDB Group, and Galram Technology Industries Ltd., the Israeli governmental entity in charge of the commercialization in non-military markets of Rafael's technologies.

     RDC, through its interests in the following companies, is working on several projects, including the development of the products and processes set forth below:

     o Geotek Communications, Inc., which is developing a wireless telecommunications network that provides full duplex service, utilizing frequency hopping-multiple access technology. RDC acquired most of its interest in Geotek as a result of its transfers to Geotek of its equity and debt interests in PowerSpectrum Technology Ltd. for shares of common stock of Geotek. Geotek's stock is traded on the NASDAQ/NMS under the trading symbol "GOTK".

     o Carcom Carry Communications Ltd., which manufactures the CARYFONE, a portable satellite communication terminal for global voice and data communication, and the BIPSAT, a briefcase portable satellite communication terminal for global communication.

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

     o VSOFT LTD., a software company that integrates solutions and develops applications in the areas of document management, image processing, video on demand and geographic information systems.

     o Medi-Card Ltd., which is developing products based on pulsatile technology of the heart-lung machine to assist in cardiac surgery and other areas of cardiology.

     RDC also manages the SYBOS Project, the development of an in-situ device that monitors the presence of heavy metals in water and wastewater; an unnamed research and development project that utilizes laser radar technology in a camera to produce a three-dimensional picture; and advanced communication and wireless communication projects in research and development stages.

     Lipman Electronic Engineering Ltd. ("Lipman"). Lipman develops, manufactures and markets a variety of sophisticated microprocessor-based electronic and computerized systems primarily for communication applications. Lipman's products include telephone line and wireless point of sale/electronic fund transfer retail business payment terminals and electronic cash registers. These products include credit, debit and smart card technologies. Lipman also manufactures a compact desk-top home services and betting terminal and coin-operated or credit or smart card vending machine payment systems for use with photocopying machines and for garages and gasoline stations. Lipman's stock is traded on the TASE.


     Nice Systems Ltd. ("Nice"). Nice develops, designs, manufactures, markets and services digital recording and retrieval systems, which are known as voice logging systems, that simultaneously record and monitor communications from multiple channels and provide data archiving and retrieval features. Nice's products are based on an open architecture and incorporate enhanced digital networking and voiceprocessing technologies. Nice provides computer telephony integration ("CTI") solutions based on digital signal processing (DSP) and mass storage and data base management. The principal product of Nice is NiceLog, a technologically leading CTI digital voice recording and retrieval system that performs continuous, reliable recordings of up to thousands of channels.

     Nice markets, distributes and services its voice logging products worldwide primarily through independent distributors that predominantly specialize in the voice logging market and also through its own sales force in the United States, Germany and Israel. Nice's voice logging systems are used by a broad range of users such as financial institutions, call centers, air traffic control sites and public safety agencies. Users of NiceLog systems include Citibank, Bank of America, Mitsubishi Bank, Credit Suisse, Deutsche Bank, ABN AMRO Bank and the Sydney Futures Exchange. NiceLog was recently selected as the voice logging system to be installed in up to 800 air traffic control centers in the United States.

     Nice also develops, designs, manufactures and markets communication intelligence ("COMINT") systems that are used primarily by government agencies to detect, identify, locate, monitor and record transmissions from a variety of sources. Nice's principal COMINT system, NiceFix, is a spectral surveillance and direction finding system that detects, identifies, locates, monitors and records transmission sources. NiceFix employs proprietary processing elements that utilize advanced digital signal and communication technologies. Nice markets its COMINT systems primarily through electronic system integrators, such as TRW Inc.

     In January 1996, Nice had a public offering in the United States of American Depositary Shares representing ordinary shares of Nice. Nice's American Depositary Shares are listed for quotation on the NASDAQ/NMS under the trading symbol "NICEY". Nice's ordinary shares are traded on the TASE.


     VocalTec Ltd. ("VocalTec"). VocalTec is a leading provider of software that enables voice and audio communications over the Internet. Internet Phone, VocalTec's core product, first released in February 1995, enables two users connected to the Internet to conduct real-time, two-way, full-duplex voice conversations using their personal computers. With Internet Phone, users can conduct unlimited long distance and international conversations for the cost of the local telephone Internet connection.

     VocalTec's strategy is to achieve widespread adoption of its products by employing multiple marketing channels, developing cross platform products and providing application programmer interfaces to facilitate third-party applications through which Internet Phone can be activated. To address the diverse market of Internet users, Internet Phone is distributed through bundling arrangements with vendors of complementary products and services, retail channels and directly over the Internet.

     In February 1996, VocalTec had an initial public offering of its stock in the United States and the stock is traded on the NASDAQ/NMS under the trading symbol "VOCLF".


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

     Advent Israel and a parallel limited partnership have received capital commitments from their partners of $20 million, of which Advent Israel and such limited partnership have agreed to invest $10.75 million in Gemini and to invest $9.25 million in portfolio companies. Gemini has received capital commitments of approximately $26.75 million from its partners. Combined, Gemini and Advent Israel constitute a substantial venture capital program whose purpose is to invest in companies located in Israel or related to Israel. PEC has made a $3 million capital commitment to Gemini of which approximately $2 million had been contributed as of March 25, 1996. PEC's partners in Gemini are Discount Investment, Scitex and Elron (two of PEC's affiliated companies), Advent Israel and Yozma. Gemini may offer PEC and the other partners the opportunity to purchase interests in entities in which Gemini is acquiring an interest.

     At the end of 1995, Gemini had equity interests in the following fourteen companies:

     o Logal Educational Software and Systems Ltd., a corporation that designs, creates, publishes and markets simulation-based, educational software and laboratory probeware products for science and math curriculums in high schools and colleges (more fully described below). PEC also has a direct interest in Logal.

     o Holo-Or Ltd., a designer and manufacturer of products based on proprietary diffractive optics technology, including a line of "through-the-lens" multifocal contact lenses and intraocular lenses.

     o Precise Software Solutions Ltd., a corporation that develops application performance tuning tools for mainframe and client/server software systems.

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

     o Sizary Materials Purification Ltd., a developer of unique and proprietary equipment for the purification of silicon wafers for the semiconductor industry.

     o D-Pharm Ltd., a corporation that is developing new drug delivery systems.

     o Nanonics Lithography Ltd., a designer and manufacturer of proprietary equipment for semiconductor lithography.

     o DSP Solutions Ltd., a designer and developer of audio and multimedia products based on digital signal processing.

     o Angiosonics Ltd., a developer and manufacturer of vascular ultrasound systems for the removal of arterial obstructions.

     o Tegrity Ltd., a corporation that designs personal computer add-on tools that increase the productivity of business meetings.

     o Client Server Technology Ltd., a corporation that develops and markets software products for the conversion of Legacy applications to MS Windows and other modern graphic user interfaces (GUIS).

     o Combact Diagnostic Systems Ltd., a developer of a novel and proprietary automated system for rapid bacterial analysis of urine.

     In November 1995, Gemini and the other shareholders of OrNet Data Communication Technologies Ltd. sold their interest in OrNet to Siemens for a profit. This sale was Gemini's first sale of an equity interest.

     PEC is also a limited partner in Advent Israel and has made a $500,000 capital commitment to Advent Israel of which approximately $325,000 had been contributed as of March 25, 1996. As a limited partner in Advent Israel, PEC has an indirect interest in all of Advent Israel's holdings other than Advent Israel's interest in Gemini.


     Liraz Systems Ltd. ("Liraz"). Liraz and its subsidiaries and affiliates develop comprehensive computerized business system solutions for private businesses and public organizations. Liraz specializes in system integration services and the development of software solutions in the banking, manufacturing, health care, retail and petroleum areas as well as the provision of outsourcing services. Liraz's subsidiaries and affiliates include the following companies:

     o Across Data Systems, Inc., a 65% owned subsidiary which develops and markets business software and provides consulting and ancillary services. The products and services of Across include (a) transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software, (b) industry-specific software applications that Across has developed for manufacturers and for the retail petroleum and convenience store industry and (c) consulting services for enterprise messaging and for the manufacturing and financial services industries. In 1995, Across had an initial public offering in the United States and the stock is traded on the NASDAQ/NMS under the trading symbol "ACRS".

     o Yaana/Lehad-Binah Systems, Ltd., a 47% owned affiliate which specializes in outsourcing services, payroll, labor management and complete application packages. Yaana's stock is traded on the TASE.

     o Kalanet, Ltd., a 24.9% owned affiliate which is Israel's leading distributor of software for personal computers, marketing and servicing over 10,000 different products.

     o Bintel Systems Ltd., a 80% owned subsidiary which develops and markets new artificial intelligence applications, including marketing business intelligence (MBI), which organizes information from raw data into a concise decision-making tool for executive management.

     o Kedem Systems Ltd., a 60.6% owned subsidiary which offers professional courses in computer systems.

     o Burford International Applications Ltd., a wholly owned subsidiary based in England which provides complete global business solutions for financial and commercial industries on personal computer and UNIX systems.

     o ASE Advanced Systems Europe B.V., a wholly owned subsidiary based in the Netherlands which provides software and system integration services for the Benelux countries.

     The stock of Liraz is traded on the TASE.


     Logal Educational Software and Systems Ltd. ("Logal"). Logal designs, creates, publishes and markets interactive, simulation-based educational software and laboratory probeware products for science and math curriculums in high schools and colleges. Logal markets 27 product titles which are based on an "active" approach to learning and enable students and teachers to control, manipulate, and visually experience real-time simulations in the areas of biology, chemistry, physics and math. In addition, Logal offers 22 probeware products that complement Logal's science product line and are used for computer-based experiments. To date, over 3,500 schools in the United States have purchased Logal's products. Logal sells its products through its own sales force and through distributors. Logal also bundles its products for sale by Apple Computer, Inc. and has established strategic alliances with major educational publishers such as Prentice-Hall Inc. and Houghton Mifflin Company for the integration of textbook content with interactive software titles to be sold with those companies' textbooks.

     Logal's Science Explorer series enables users to investigate concepts and
             ----------------
manipulate scientific stimulations, and operates under a proprietary software shell that provides a common user interface. For learning math, Logal offers the Tangible MATH series, products which are designed to bridge the gap between
    -------------
the abstract and tangible aspects of math through real-life animations and simulations. The Science Explorer and Tangible MATH series employ technologies
                  ----------------     -------------
which also serve as authoring environments for the development and customization of new products by Logal.

     In March 1996, Logal had an initial public offering of its stock in the United States and the stock is traded on the NASDAQ/NMS under the trading symbol "LOGLF".


     Adir International Communications Services Corporation Ltd. ("Adir"). Adir provides international telephone service from Israel, international calling cards and worldwide facsimile communications from Israel, primarily serving corporate clients. Adir is one of the leading providers of calling cards in Israel and sells calling cards in many nations, including Russia, France, South Africa, Chile and Peru, through local telephone carriers. Adir offers international facsimile transmissions through the Internet, international voice mail facilities and rental of cellular telephones with worldwide accessibility for incoming and outgoing calls.


     Tius Elcon Ltd. ("Tius Elcon"). Tius Elcon designs, develops, produces and sells electronic products for the home care market, concentrating on the over-the-counter paramedical market. Its products include the Temp-A-Sure Baby Thermometer, which permits accurate non-invasive measurement of a baby's temperature, the Fertimeter, which is an ovulation predictor, and the Spiro, a computerized asthma peak flow meter suitable for home use that measures airway obstruction and automatically analyzes the results for the user. Substantially all of Tius Elcon's products are exported.


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

     Through February 1996, PEC purchased interests in six companies in the Incubator program. The businesses of such companies include the development of transparent, electrically conductive polymers for use in the electronics industry, the design of equipment for improved processing and production of tomato seeds, the development of technology for the production of liquid absorbing polymers with variable absorbing capacity, the development of a transducer for high precision measurement of angular coordinates, the design and development of a novel method for cutting and coating heavy gauge metals and the development of a technique for increasing the digestibility of cellulose rich wastes of feed-stuff (such as wheat or rice straw) used in the feeding of farm animals.


     RTS Telecommunications Services Ltd. ("RTS") and RPA Leasing Inc. ("RPA"). RTS provides major hotels in St. Petersburg, Russia and other subscribers with direct dialing international telephone service by means of a microwave and satellite based network which connects the subscribers with international telephone networks. RPA leases telephone equipment and switchboards to a Russian company for use in hotels in St. Petersburg, Russia for a five year term ending in December 1998. In view of the losses incurred by RTS and RPA and their negative equity, PEC has made provisions with respect to its holdings in these companies.

Industry

     Tambour Ltd. ("Tambour"). Tambour is Israel's largest paint manufacturer. Its products include a wide range of water-based and synthetic paints, polyurethanes, epoxies, varnishes, texture coatings and primers, as well as special purpose paints for aviation and marine applications. Tambour currently supplies approximately 60% of Israel's decorative paint requirements and exports its products throughout the world.

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

     In February 1996, Tambour acquired a majority interest in Kedem Chemicals Ltd., which manufactures and markets specialty chemicals and household cleaning products, including "Fantastik", one of the leading household cleaning products in Israel. Kedem also produces and sells water treatment and metal treatment chemicals and industrial oils.

     The stocks of Tambour, Serafon and Kedem are traded on the TASE.


     Caniel-Israel Can Company Ltd. ("Caniel"). Caniel is Israel's largest manufacturer of cans and metal packaging material for processed and canned foods, soft drinks and beer. Caniel utilizes the latest technology to produce a full line of high quality products. It is Israel's only manufacturer of beverage cans.

     Caniel also manufactures metal packaging for a variety of industrial and household products such as paints, lubricants, detergents and aerosols. Substantially all of Caniel's cans are sold to customers in Israel. Caniel also produces biodegradable plastic bottles for soft drinks. Caniel's stock is traded on the TASE.


     Mul-T-Lock Ltd. ("Mul-T-Lock"). Mul-T-Lock designs, manufactures, markets and distributes high security products for the protection of life and property. Mul-T-Lock's products include decorative security doors, blast and gas-resistant doors and windows, fire resistant doors, safes, automobile transmission locks and a wide range of sophisticated cylinders and padlocks. Some of these products incorporate high technology electronic applications. Many of Mul-T-Lock's products are protected by patents and proprietary designs.

      Mul-T-Lock has four manufacturing plants, including a newly constructed 200,000 square foot factory in Yavne, Israel which will increase manufacturing productivity. It markets its products throughout Israel and exports them worldwide through a network of distributors and sales personnel of its subsidiaries. Mul-T-Lock's stock is traded on the TASE.


     Klil Industries Ltd. ("Klil"). Klil is engaged in aluminum extrusion, including casting of billets, manufacturing of extrusion dies and painting of extrusions. Klil is a leading supplier of aluminum extrusions in the form of semi-finished painted and mill-finished products for industry, as well as finished aluminum products to the building industry, such as windows, doors, curtain walls and shutters. Most of Klil's products are sold in Israel. Among Klil's marketing methods are the distribution to architects and other professionals of software discs that contain computerized drawings of Klil's products. Klil operates a training center for customers to learn how to assemble and install products manufactured by Klil. Klil began operations at its new factory in Carmiel, Israel in March 1994. The factory has modern production lines for extruding and for the painting of extrusions. Klil's stock is traded on the TASE.


     Lego Irrigation Ltd. ("Lego"). Lego develops, manufactures and distributes irrigation equipment. Lego offers professional and amateur gardeners a full range of irrigation products, which are distributed throughout the world.
Lego's products include labyrinth drippers for agriculture, rotary, ball drive and pop-up sprinklers, adjustable nozzles and new pulsating technology products. Lego also owns a 50% equity interest in a company that develops and produces a new rotary disc filter which has wide use in agriculture, garden watering and drinking water. In 1994, Lego and two other companies entered into a joint venture with an Indian fertilizer company to distribute in India irrigation systems manufactured by Lego and others. Lego's stock is traded on the TASE.


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

     In February 1996, Maxima began building a second plant for the production of gases which it expects will be completed by the end of the year. The new plant will substantially expand Maxima's capacity to produce gases and is expected to reduce Maxima's costs of production.

     Maxima also sells argon and acetylene and has facilities for mixing industrial gases and for filling containers with helium and hydrogen. Maxima imports specialized gases for laboratories and for use in the electronics industry.

     In 1995, Praxair Inc., one of the largest American producers of industrial and specialized gases, purchased a majority interest in Maxima and entered into a shareholders agreement with PEC and Discount Investment. The shareholders agreement, among other things, (i) provides that as long as PEC and Discount Investment own at least 20% of the ordinary shares of Maxima (or if Maxima sells additional ordinary shares, as long as PEC and Discount Investment own at least 15%), they shall be entitled to designate not less than 25% of the members of Maxima's board of directors, (ii) provides that Maxima's board of directors cannot approve of certain actions, primarily those not in the ordinary course of business, without the support of the directors designated by PEC and Discount Investment, and (iii) grants each party certain purchase options and put options upon another party's transfer of ordinary shares of Maxima.

     Maxima's stock is traded on the TASE.


     Tefron Ltd. ("Tefron"). Tefron designs, manufactures and markets high quality lingerie and undergarments for women, men and children for sale in Israel and for export. It operates sewing, cutting and knitting plants and a development center for the design and manufacture of its products. Tefron has formed a joint venture with an Egyptian partner to construct a plant in Egypt for the manufacture of lingerie and undergarments. Tefron's products are marketed in Israel under Tefron's brand names and in Western Europe and the United States under the brand names of leading department stores.


Construction and Development

     Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel and is engaged, directly and through its subsidiaries and affiliates, in the development, construction and sale of residential and commercial buildings, the construction and rental of industrial parks and office and commercial buildings, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. These companies accounted for approximately 33% of Israel's total citrus exports in 1995.

     In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality projects for sale principally to upper income purchasers; such projects generally include recreational and commercial facilities. Subsidiaries of Property & Building are currently constructing buildings that will have over 1,000 residential apartments.

     Property & Building owns approximately 375,000 square meters of commercial floor space located mainly in prime areas which it rents to tenants. The occupancy rate for Property & Building's rental properties is approximately 97%. Property & Building and its partners have begun construction of a high rise office building in Ramat Gan, Israel, with respect to which Property & Building intends to retain 5,000 square meters for leasing. A subsidiary of Property & Building is constructing the first of five buildings for commercial and industrial use in Herzlyia, Israel. The building will have 11,000 square meters of rental space and 15,000 square meters for car parking and basement areas. A subsidiary of Property & Building owns interests in modern sports complexes in Israel.

     The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE.


     Camdev Ltd. ("Camdev"). Camdev, which is 74% owned by Property & Building, completed in 1995 the construction of the last 30 residential housing units of a 94 unit development in the Pisgat Zeev neighborhood of Jerusalem. Camdev completed building the first 64 units of the development in 1994. The development was part of a larger housing development Camdev previously built and represented the balance of the property held by Camdev for development.


Shipping, Marketing and Other

     El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through subsidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grain, coal and iron ore. Its fleet, which aggregates approximately 670,000 deadweight tons, is operated under charters for varying durations. El-Yam has been engaged in the worldwide shipping business for over 42 years.

     El-Yam owns nonvoting preferred stock of FHEY representing substantially all of the equity in FHEY. FHEY in turn owns approximately 37.1% of IDB Holding. IDB Holding owns through IDB Development approximately 70.3% of PEC's common stock. PEC owns 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14.3% of such voting shares.


     Super-Sol Ltd. ("Super-Sol"). Super-Sol operates one of Israel's largest chains of supermarkets. Its 89 supermarkets sell food and consumer items such as household goods and textiles. Its chain of supermarkets include 46 neighborhood Super-Sol stores, which cater primarily to high and middle income families with emphasis on a wide variety of high quality food products and services, 23 large regional Hypercol stores, located primarily in industrial areas and serving predominately high and middle income families with both food and other products, 15 Gal-Yarok stores, located primarily in lower income areas, and three "food warehouses", which sell a smaller variety of goods than other stores at substantially lower prices and appeal to price-conscious customers.

     In 1995, Super-Sol opened in Haifa Bay Israel's first mega-store, named "Universe Club", which is based on the warehouse shopping concept in the United States.

     At the end of 1995, Super-Sol purchased a large discount supermarket store called Birkat Rachel, which caters to religious shoppers in the Jerusalem area.

     Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by telephone.

     The food industry in Israel is characterized by increasing competition, as department stores have begun to provide food products, and small discount food chains have emerged to meet the needs of large numbers of immigrants who are not familiar with supermarket shopping and who have limited financial resources. Increased capital available to competing supermarket chains has also affected competition. Super-Sol has a significant market share, representing approximately 34.5% of sales of major chains in Israel.

     Super-Sol holds a 40% interest in "Kne Uvne", a chain of eight "do-it-yourself" stores in Israel selling building and home improvement products. In 1995, Kne Uvne opened one store and it purchased the "ACE Hardware" chain in Israel which operates four stores.

     Super-Sol also holds a 100% interest in Super Office Ltd., a company formed in 1994, which sells office equipment and supplies. Super Office Ltd. opened two stores in 1995, increasing the number of stores in the chain to four at the end of 1995.

     Through a subsidiary, Super-Sol has a 55% interest in a chain of 24 supermarkets in Budapest, Hungary and a large supermarket opened in December 1995 in Sent Andra, Hungary near Budapest.

     Super-Sol's stock is traded on the TASE.


     "Delek"-The Israel Fuel Corporation Ltd. ("Delek"). Delek is one of Israel's leading importers and distributors of petroleum products, operating 170 gas stations throughout the country. Through a wholly owned subsidiary, Delek has a portfolio of equity holdings in the petrochemical, chemical, shipping and storage industries and at the end of 1995 had a 15.04% equity interest in the Super-Sol supermarket chain. Delek also owns Delek Automotive Systems, the holder of the Mazda motor vehicle franchise for Israel, and has an interest in Shagrir, an emergency roadside and towing service for vehicles.

     Delek has instituted a program of modernizing its gasoline stations through the introduction of computer controlled systems and has installed the "Dalkan 2000" system for the automatic debit of customer accounts and report of vehicle fuel consumption. Delek's stock is traded on the TASE.


     Renaissance Fund LDC ("Renaissance"). Renaissance is a fund established in 1994 with capital commitments of approximately $135 million whose objective is to generate capital appreciation through acquisitions of significant equity interests primarily in a portfolio of Israeli and Israel-related privately held and publicly traded companies and investments elsewhere in the Middle East.

     In October 1994, Renaissance was part of a group that purchased a 33% equity interest in Paz Oil Company Ltd. ("Paz"), Israel's largest oil marketing and distribution company. As a result of the purchase, Renaissance has approximately a 14.3% equity interest in Paz. Paz is engaged in seven main businesses:

gasoline service stations, industrial lubricants and solvents, asphalt, liquid propane gas, wholesale fuels, aviation fuel and real estate. In late 1995, Paz signed a cooperation agreement with Amoco, one of the world's largest multinational energy concerns, under which Paz and Amoco will invest in the production of natural gas in Egypt or Qatar, the transportation of the gas to Israel and its use in the production of electricity at power plants built specifically for this purpose.

     In March 1995, Renaissance was part of a group which purchased from the Government of Israel 100% of the shares of Shikun ve'Pituach le-Israel Ltd., one of Israel's largest housing and development companies ("SHOP"). Renaissance has approximately a 20.1% equity interest in SHOP.

     In March 1995, Renaissance acquired a 20.2% equity interest in Clalcom Ltd. ("Clalcom"), a subsidiary of Clal Industries Ltd. Clalcom provides outgoing international facsimile services from Israel, interactive voice response services and operates the "Sprintnet" data network in Israel. Clalcom has joined with Sprint International Inc., Deutsche Telekom A.G., France Cables et Radio and the Israeli cable television company, Matav-Cable Systems Media Ltd., to form a consortium to bid on one of two additional licenses for international telecommunications from Israel. The licenses are expected to be awarded in the summer of 1996.

     In the first quarter of 1996, Renaissance made a strategic investment in Osem Investments Ltd. ("Osem"), one of Israel's two largest food companies, acquiring a 3.4% equity interest. Osem manufactures more than 1,000 food products, including pasta, baked goods, soup powders, sauces and dips.


     General Engineers Limited ("General Engineers"). General Engineers sells, installs and services equipment for the following markets in Israel: Energy - power generation, power delivery and power control equipment; Medical - diagnostic x-ray, ultra-sound and surgical equipment; Scientific - diffraction and spectroscopy systems and electron microscopes; General Industry - a wide variety of electrical and mechanical systems, and industrial diamonds; Factory Automation - programmable controls and data acquisition systems; and Lighting - lamps and luminaires. This variety of equipment is manufactured by various United States, European and Japanese manufacturers. General Engineers is the only distributor and service agent for certain General Electric (USA) equipment in Israel, and represents in Israel, among others, American Sterilizer Co., Lapp Insulator Inc., Saftronics Ltd., Hitachi Instruments, GE-Fanuc, 3-L Filters and Rigaku Co.

     Isrotel Ltd. ("Isrotel"). Isrotel develops, owns, manages and operates hotels in Eilat and Mitzpe Ramon, Israel. The seven hotels in the Isrotel chain have 1,720 hotel rooms, of which Isrotel owns in whole or in part 1,292 rooms. Isrotel's hotels are The King Solomon Hotel, Royal Beach Hotel, Sport Hotel, Lagoona Hotel, Riviera Hotel, all of which are located on the North Beach in Eilat, the Red Sea Sports Club Hotel, located on Coral Beach in Eilat, and the Ramon Inn in Mitzpe Ramon, Israel.

     The seven hotels in the Isrotel chain serve a range of clientele from customers interested in luxury vacations to those interested in family or sports oriented vacations. For the six months ended June 30, 1995, and the year ended December 31, 1994, Isrotel's hotels in Eilat had occupancy rates of 85% and 83%, respectively, compared to 80% and 79%, respectively for all hotels in Eilat.

     Isrotel is currently planning the development of two new hotels on the North Beach of Eilat with a total of 640 rooms, a new hotel on the Coral Beach in Eilat with 170 rooms and another hotel in Mitzpe Ramon with 400 rooms.

     Isrotel also owns a sailing, diving, recreation and sports club and a travel agency.

     Isrotel's stock is traded on the TASE.


     Sano Dispec Development Ltd. ("Sano Dispec"). Sano Dispec is a joint venture established in 1994 among PEC, Discount Investment, and Sano Bruno's Enterprises Ltd., an Israeli manufacturer of detergents, disposable diapers and cosmetics. The objective of Sano Dispec is to form joint ventures in China using the know-how of the joint venturers and other Israeli parties.

     Sano Dispec's first acquisition was the purchase of a 55% equity interest in Shen-Yang Sano Daily Use Articles Ltd., a newly formed company which in 1994 established a factory in the Chinese city of Shen Yang for the manufacture of cleaning products and cosmetics. The factory began to manufacture and sell liquid cleaning products in March 1995, concentrating on sales in the Liao
Ning province of China and other areas of northeastern China. Shen Yang Sano intends to expand the sale of its products throughout eastern Asia.

     In 1995, Sano Dispec and Drori Shlomi Advertising Ltd., an Israeli advertising agency, formed a limited partnership named

D.S.D.S. International Advertising (China) Limited Partnership ("DS-China") to acquire an interest in an advertising agency in China. In turn, DS-China, in which Sano Dispec has an 80% equity interest, formed with Chinese partners an advertising company in China named Shen Yang Sano International Advertising Co. Ltd. in which DS-China has a 50% equity interest.


     Bulk Trading Corporation Ltd. ("Bulk Trading"). Bulk Trading provides a full range of import services to major grain companies in Israel, including purchasing, locating suitable vessels for shipment, coordinating shipments, arranging for letters of credit, and arranging for loading, discharge and storage facilities.


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

     Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, among Israel and various Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Furthermore, following the Six-Day War in 1967, Israel commenced administering the territories of the West Bank and the Gaza Strip and, since December 1987, increased civil unrest has existed in these territories. Although, as described below, Israel has entered into various agreements with Arab countries and the Palestine Liberation Organization ("PLO") and various declarations have been signed in connection with efforts to resolve some of the aforementioned problems, no prediction can be made as to whether a full resolution of these problems will be achieved or as to the nature of any such resolution. To date, these problems have not had a material adverse impact on the financial condition or operations of the Affiliates although there can be no assurance that continuation of these problems will not have such an impact in the future.

     A peace agreement between Israel and Egypt was signed in 1979 under which full political relations were established; however, economic relations have been very limited.

     In September 1993, Israel entered into a Declaration of Principles with the PLO, which outlined interim Palestinian self-government arrangements. Prior to the signing of the declaration, PLO Chairman Arafat sent a letter to the Israeli Prime Minister in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence, and affirmed that the clauses of the PLO covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinian people in the peace negotiations.

     In May 1994, Israel and the PLO signed an agreement in which the principles of the September 1993 Declaration were implemented. In accordance with this agreement, Israel has transferred the civil administration of the Gaza Strip and Jericho to the Palestinian Self-Rule Authority and the Israeli army has withdrawn from these areas. On September 28, 1995, Israel and the PLO signed an additional agreement regarding the transfer in stages of civil administration in major Palestinian cities and in certain other populated areas in the West Bank to the Palestinian Authority, and the Israeli army has withdrawn from certain of such areas as well. In addition, in January 1996, elections were held for the election of representatives to the Palestinian Authority.

     In July 1994, the Israeli Prime Minister and the King of Jordan met publicly for the first time and signed a joint declaration as the first step towards a peace treaty between Israel and Jordan. The declaration provides for the cessation of belligerency between the states, the mutual opening of airspace to civil aviation, the opening of border crossings (the first of which was opened on August 8, 1994) and the commencement of joint projects with respect to electricity and water resources. In October 1994, Israel and Jordan signed a peace treaty, which provides, among other things, for the commencement of full diplomatic relations between the two countries, including the exchange of ambassadors and consuls. In addition, such treaty expresses the mutual desire of the parties for economic cooperation and calls for both parties to lift economic barriers and discrimination against the other and to act jointly towards the removal of any economic boycotts by third parties.

     Although Israel has held direct negotiations since October 1991 with Syria and Lebanon, Israel's neighboring countries on its northern border, to end the state of hostility between them and establish peace, to date such negotiations have not resulted in any agreement. Furthermore, notwithstanding the agreements and joint declarations described above, the relationships between Israel and Egypt and the PLO are not yet fully normalized.

     All male adult permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform up to approximately 44 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Many of the Affiliates' officers and employees are currently obligated to perform annual reserve duty. While the Affiliates have operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Affiliates' work forces or businesses in the future, particularly if emergency circumstances occur.

     The results of operations of certain of the Affiliates have been favorably affected to some extent by their participation in Israel Government programs related to research and development, foreign currency exchange rate insurance, taxation and capital investment incentives, some of which have been reduced in recent years. Their results of operations would be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if their ability to participate in these programs were significantly reduced.


Demographics

     Since 1989, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union. Approximately 709,000 new immigrants arrived through the end of 1995, of which approximately 74,500 arrived in 1995, and it is expected that additional immigrants will arrive in Israel during the next few years. The future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union.

     Although the increased immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost competitive labor and by stimulating the economy's growth, the immigration has placed an increased strain on government services, short-term economic development and national resources. The Israeli Government has found it necessary to raise additional revenue and to dedicate substantial funds to support programs, including housing, education and job training, designed to assist in the absorption of the new immigrants. No prediction can be made as to the policies that will be adopted in the future or their effect on these or other government spending programs.

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

     The State of Israel receives significant amounts of economic and military assistance from the United States, averaging approximately $3 billion annually over the last several years. In addition, in 1992, the United States agreed to provide Israel with supplemental assistance in the form of up to $10 billion of loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. Under the loan guarantee program, Israel may issue up to $2 billion in principal amount of guaranteed loans each year, subject to reduction in certain circumstances. Israel has used the funds it has borrowed in 1993-1995 to bolster its foreign exchange reserves and to fund increased investments, mainly in infrastructure. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. If the grants for economic and military assistance or the United States loan guarantees are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.


Economy

     From 1992-1995, Israel's gross domestic product ("GDP") rose by a cumulative rate of 26%, business sector GDP grew by 31% and exports increased by 53%. In 1995, GDP increased by 7.1% to $87 billion and business sector GDP rose by 8.6% to $58 billion. This economic growth has been accompanied by a decline in the unemployment rate, from a high of 11.2% in l992 to 6.3% at the end of 1995. As a result, Israel's economy has now reached a state of near full employment. The number of jobs increased by 100,000 in 1995, or 5.4%, which more than offset the growth in the labor force and the doubling of the number of foreign workers employed in Israel. Business sector employment increased by 7%. Although new immigrants constituted a disproportionately high percentage of unemployed Israelis during the initial stages of the mass immigration to Israel which began in 1989, the unemployment rate of new immigrants is approaching that of the general population.

     Having found jobs, the recent immigrants to Israel are gradually using their educational and vocational skills more efficiently. Labor productivity, which had decreased in recent years, increased slightly in 1995 due in part to the immigrants' better use of their vocational skills in their jobs and to job retraining.

     Structural and legislative reforms in Israel's economy and financial markets since 1980's have helped fuel Israel's economic growth during the past five years. These reforms have enhanced the economy's ability to interact with worldwide trading partners and markets. In this respect, the increased exposure of the economy to imports, the signing of trade agreements and joint research and development programs and the liberalization of the capital and foreign currency markets have led to Israel's penetration of new export markets and to growth in foreign investment in Israel.

     One consequence of Israel's greater integration into the world economy is Israel's increased exposure to international trading conditions. For Israel, these trading conditions deteriorated in 1995 because the increase in the dollar prices of imports exceeded the increase in the dollar prices of exports by 4.5%. This increase, together with Israel's high level of demand for imports, contributed to the increase in the balance-of-payments current account deficit from $2.5 billion for 1994 to $4.2 billion for 1995. The size of this deficit is regarded as one of the most serious issues facing Israel's economy.

     Israel's consumer price index ("CPI") rose by 8.1% in 1995, compared with 14.5% in 1994 and 11.2% in 1993, the lowest annual inflation rate in 26 years. The reduced rate of inflation resulted from a more moderate rise of 13.7% in housing prices compared with 23.6% in 1994, and a decrease of 24.6% in fruit and vegetable prices compared with a 56.1% increase in 1994. However, the index of core inflation, defined as the CPI without the items sensitive to short-term developments - housing, fruit and vegetables, and clothing prices, was 10% in 1995, only slightly lower than in 1994.

     Exports of goods and services rose by 10% in 1995 to $28 billion. This 10% increase was less than the 10.8% increase recorded in 1994 and slightly less than the growth in world trade. World trading conditions worked against Israel in 1995. Prices of imported production inputs used by Israel's export industries rose in 1995 at a faster rate than the prices of exported goods, adversely affecting Israel's exports. In addition, during the past four years, there has been cumulative appreciation of the shekel in real terms which has decreased the profitability of exports and made it more worthwhile for some producers to concentrate on sales in Israel.

     Imports of civilian goods and services rose by 9.1% to $40.3 billion. The civilian import surplus (imports of goods and services less exports of goods and services) expanded from $8.3 billion in 1994 to $10.5 billion in 1995. The growth in the import surplus was fueled by a high level of domestic demand and higher import prices as well as increased foreign investment, which is regarded as a service import.

     Average wages increased by 1.5% in real terms during l995. This increase resulted primarily from a 6% rise in public sector wages. In contrast to public sector wages, business sector wages dropped by a fractional amount in real terms.

     Private consumption rose by 7.1% to $54 billion in 1995, a much lower rate of increase than in 1994. The private savings rate, which had fallen for several years, increased from 10.1% in 1994 to 10.7% of disposable private income in 1995, or $6.5 billion, because consumption increased less than disposable income. This increase in the savings rate is largely attributable to tax cuts and, to a lesser extent, to the increased standard of living of recent immigrants, who had previously been unable to save any significant proportion of their income.

     High interest rates paid in Israel on holdings of shekels, compared to interest rates offered outside of Israel, led to a massive inflow of foreign capital into Israel, totaling $2 billion. Despite the growth of the balance-of-payments current account deficit, the large influx of foreign currency slowed the devaluation of the shekel and increased Israel's foreign exchange reserves. Israel had approximately $8.8 billion of foreign exchange reserves at the end of 1995 compared to $6.8 billion at the end of 1994, $6.4 billion at the end of 1993, $5.1 billion at the end of 1992 and $6.3 billion at the end of 1991. Israel's foreign exchange reserves also increased because of greater foreign investment in Israel.

     In 1995, the shekel was devalued by 3.9% against the dollar, from NIS 3.01 to NIS 3.135, and by 6.3% against the currency basket, from NIS 3.365 to NIS 3.578.

     After a decline in stock market prices in 1994, the stock market experienced additional decreases in prices during the first two months of 1995 because of large-scale withdrawals from the provident funds by investors dissatisfied over the funds' negative yields in 1994. In March 1995, however, prices began to recover following a cut in the lending rate, reports of increased corporate profitability and an influx of foreign investment.

     While the general share index rose by only 3% in 1995 amidst very low annual volume of $27 billion, trading in the three market lists was highly selective. The Mishtanim index of the

100 most heavily traded stocks increased by 20.19% and the Maof index of 25 blue chips rose by 23%, while the Karam index of small-to-medium capitalization companies increased by only 1.56%. Moreover, while the Mishtanim index (which includes the Maof stocks) accounts for only 15% of stock exchange companies it represents 75% of the total value of the stock market. It would appear that in 1995 investors, especially foreign investors, preferred investing in large companies and generally did not purchase smaller companies included in the Karam index.

     The growing interest in the stock market by foreign investors was the most favorable development of 1995. Initially prompted by Morgan Stanley's decision in March 1995 to include Israel in its index of emerging markets, foreign investors' growing interest in the stock market was spurred by the perception of Israel's economic growth potential, particularly in view of the progress made towards an overall settlement of the Middle East conflict. Towards the end of 1995, Israel's investment status was reinforced when both Moody's and Standard & Poor's raised their country risk rating of Israel from BBB+ to A-.

     At the end of 1995, the market value of the 1,020 publicly traded classes of equity securities issued by the 654 companies listed on the Tel Aviv Stock Exchange totaled $37.3 billion. The amount of capital raised on the Tel Aviv Stock Exchange continued to fall in 1995, totaling $800 million in 1995 compared with $1.8 billion in 1994 and $3 billion in 1993. Of the $800 million, approximately $510 million was raised in 77 public and private offerings, of which 18 were initial public offerings, approximately $265 million was raised through the exercise of stock options and $23 million was raised through the sale on the stock exchange of stock of government owned companies. The government raised an additional $530 million by selling part of its holdings in government owned corporations in private transactions.

     The bond market experienced a good year in 1995. After falling in real terms for two consecutive years, both the general and the CPI-linked bond indexes rose by 1.2% in real terms (9.3% nominally), and market volume increased from $6.6 billion in 1994 to $9 billion in 1995. Because of the shortfall in revenues from privatization ($530 million compared with a planned level of $1 billion), the government relied on the bond market to finance the budget deficit. As a result, issuances of government bonds rose by 22% to $5 billion. The best performing sector of the bond market was unlinked shekel bonds, which rose by 17.3% in nominal terms, outstripping inflation by 9.2%. This increase was due to the Bank of Israel's high lending rate and the slowing of inflation. Issuances of unlinked bonds totaled $2.1 billion in 1995, and accounted for 43% of total issuances of bonds compared with 17% in 1994. Apart from reflecting demand preferences, this increase was part of the government's deliberate attempt to extricate the bond market, if not the entire economy, from the CPI-linkage mechanism which developed during the years of high inflation. Issuances of CPI-linked bonds totaled $2.4 billion, while issues of dollar-linked government bonds amounted to only $470 million. The year-end market value of outstanding bonds totaled $38 billion.

Item 2.   PROPERTIES
- -------   ----------

          None.

Item 3.   LEGAL PROCEEDINGS
- -------   -----------------

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

          None.


Executive Officers of the Registrant
- ------------------------------------

                                                Date First
                                                Elected to
Name                     Age    Position          Office
- ----                     ---    --------        ----------

Frank J. Klein(a)        53     President       Jan. 1995

James I. Edelson(b)      39     Executive       Feb. 1992
                                Vice President,
                                Secretary and
                                General Counsel

William Gold(c)          58     Treasurer       Feb. 1992


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

     (c)  Mr. Gold was Secretary and Assistant Treasurer of the
          Company from August 1970 to February 1992.

                           PART II
                           -------

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------   ----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     (a) The range of high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for each of the fiscal quarters during the last two fiscal years are set forth below.

               1994                High                Low
               ----                ----                ---

          First Quarter          $34-3/4             $27-1/4
          Second Quarter          30-5/8              23-3/8
          Third Quarter           30-1/2              23-1/8
          Fourth Quarter          29-3/8              24-1/2


               1995                High                Low
               ----                ----                ---

          First Quarter          $28-1/4             $20-1/4
          Second Quarter          27-5/8              23-3/8
          Third Quarter           27-1/2              24-1/8
          Fourth Quarter            25                  21


     On March 25, 1996, the closing price of the Company's Common Stock on the New York Stock Exchange was $20.875 per share.

     (b) As of March 25, 1996, there were 2,478 shareholders of record of the Company's Common Stock.

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

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA
- -------   ------------------------------------

     The following selected consolidated financial data for the years ended December 31, 1995, 1994 and 1993, and at December 31, 1995 and 1994, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP, each independent public accountants, as indicated in their report included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1992 and 1991, and at December 31, 1993, 1992 and 1991, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP.


                               1995       1994     1993        1992       1991
                               ----       ----     ----        ----       ----
               (In thousands of dollars except for per share amounts which are in dollars adjusted for a two-for-one stock split in the form of a stock dividend effected on February 25, 1992 and except for the number of shares which are in thousands of shares adjusted for such stock split.)


Income from:
  Equity in net income of
  Affiliated Companies     $ 23,720  $  25,338 $  33,542   $  30,301   $  25,899

Total Revenues               42,065     40,798    60,648      60,354      43,205

Net Income*                  25,242     32,566    41,970      33,106      22,099

Net Income per Common Share*   1.35       1.73      2.24        1.89        1.40

Weighted Average Number of
Outstanding Common Shares    18,759     18,759    18,759      17,509      15,733

Total Assets                392,967    383,691   347,873     314,592     233,905

Total Liabilities            35,680     42,223    40,636      37,925      27,979

Shareholders' Equity        357,287    341,468   307,237     276,667     205,926

Common Shareholders' Equity
per Common Share              19.05      18.20     16.38       14.75       13.07

Number of Outstanding Common
Shares at the End of Each
Year                         18,759     18,759    18,759      18,759      15,759



*Net income for 1993 is after the cumulative effect of a change in accounting for income taxes of $(1,173,713) or $(.06) per share of Common Stock. Net income for 1994 is after the cumulative effect of a change in accounting for marketable securities of $2,472,879 or $.13 per share of Common Stock. Net income for 1995, 1994 and 1993 is after the loss from discontinued operations of General Engineers Limited, net of income taxes, of $380,000, $104,000 and $67,000, respectively, or $ .02, $.01 and no cents per share of Common Stock, respectively.

No dividends were paid during the last five years.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1995
      Compared to Year Ended December 31, 1994

            Consolidated net income was $25.2 million in 1995 compared to $32.6 million in 1994. The reduction reflected a decrease of $4.8 million in net gain on issuance of shares by Affiliated Companies, an increase of $5.0 million in the provision for income taxes, a decrease of $1.6 million in equity in net income of Affiliated Companies and a decrease of $1.5 million in interest and dividend income. The reduction also reflected the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, which increased consolidated net income in 1994 by a cumulative effect adjustment of $2.5 million, net of taxes. The reduction attributable to these items was partially offset by an increase of $3.2 million in the market value of marketable securities
(compared to a decrease of $2.6 million for 1994) and by a net gain on sales of investments of $2.5 million (compared to a net loss of $240,000 for 1994).

            Equity in net income of Affiliated Companies was $23.7 million for 1995 compared to $25.3 million for 1994. The reduction reflected losses in respect of certain of PEC's Affiliated Companies, particularly Cellcom (of which PEC's share was approximately $8.1 million of continued start up losses compared to $1.6 million of start up losses in 1994), and Scitex (of which PEC's share was approximately $2.3 million of losses because of special charges compared to $3.7 million of income in
1994). These losses were partially offset by increased net income in respect of certain Affiliated Companies, particularly DIC and PEC Cable TV Ltd., Property & Building, Super-Sol and Tel-Ad (which had a loss in 1994) as well as PEC's reduced loss in respect of RTS and DEP Technology Holdings Ltd.

            PEC realized a net gain on issuance of shares by Affiliated Companies of approximately $2.3 million in 1995 compared to approximately $7.1 million in 1994. All of the net gain on issuance of shares by Affiliated Companies in 1995 resulted from Gilat Satellite's sale in October 1995 of ordinary shares in a public offering in the United States. Of the net gain on issuance of shares realized in 1994, approximately $5.9 million resulted from the exercise in February 1994 of all the then outstanding one year options to purchase ordinary shares of Tambour and approximately $500,000 resulted from Lego's initial public offering in Israel in January 1994.

            PEC's interest and dividend income decreased to $2.1 million for 1995 from $3.6 million for 1994, primarily because
PEC did not recognize any dividend income on its nonvoting preferred shares of Israel Discount Bank of New York ("IDBNY") in 1995, which were sold to IDBNY at the end of July 1995. In 1994, PEC recognized dividend income of approximately $1.4 million with respect to its nonvoting preferred shares of IDBNY. Although PEC received $27 million of proceeds from the sale of its shares of IDBNY at the end of July 1995, PEC generally had more liquid assets in 1994 than in 1995 which contributed to the greater interest and dividend income in 1994 than in 1995. See "Liquidity and Capital Resources". The reduction in liquid assets reflected principally the purchase of equity securities of existing Affiliated Companies and long term shareholder loans made to Affiliated Companies, primarily Cellcom.

            The net gain on sales of investments of $2.5 million for 1995 resulted from PEC's sale of a small portion of its shares of Gilat Satellite in Gilat Satellite's public offering in October
1995 and from PEC's sale of U.S. Government bonds and marketable securities of U.S. companies. PEC's net loss of approximately $240,000 on sales of investments for 1994 resulted from losses on PEC's sale of marketable securities of U.S. companies, U.S. Government bonds and marketable bonds of a U.S. Government sponsored corporation. The net loss attributable to these items was partially offset by a gain from PEC's sale of a small portion of the shares of Maxima in 1994.

            As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1995 (the "1995 Notes"), PEC reports debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The market value of "trading securities" increased by $3.2 million for 1995 compared to a decrease of $2.6 million for 1994.

            General Engineers had income before income taxes of $190,000 for 1995 compared to $940,000 for 1994. Although the revenues of General Engineers were almost the same in 1995 as in 1994, $7.2 million in 1995 compared to $7.3 million in 1994, commission income earned by General Engineers decreased in 1995 and was the primary reason for reduction in 1995 in income before income taxes of General Engineers.

            The provision for income taxes for 1995 increased to $6.3 million from $1.3 million for 1994. This increase was primarily attributable to the provision of $3.0 million of additional income taxes arising from PEC's sale of its IDBNY shares, which sale did not result in a gain for financial statement purposes.

            In addition, as described in Note 2 to the 1995 Notes, PEC provides deferred income taxes on undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control (the "Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. Although income before income taxes, loss from discontinued operations and cumulative effect of accounting changes was almost the same for the last two years, $31.9 million in 1995 compared to $31.5 million in 1994, the provision for income taxes for 1995, excluding the additional $3.0 million of income taxes attributable to PEC's sale of its nonvoting preferred shares of IDBNY, was $3.3 million compared to $1.3 million for 1994. This increase is primarily attributable to a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies in 1995 compared to 1994.

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.
121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), which the Company will adopt for fiscal years beginning after December 31, 1995.
This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
If SFAS 121 had been in effect for 1995, it would have had no effect on the financial statements of the Company as no such event or changes in circumstances occurred. The impact of SFAS 121 on the Company's future financial statements depends on whether such events or changes in circumstances occur.


Year Ended December 31, 1994
     Compared to Year Ended December 31, 1993

            Consolidated net income was $32.6 million in 1994 compared to $42.0 million in 1993. The reduction in consolidated net income resulted primarily from decreases in equity in net income of Affiliated Companies, in net gain on issuance of shares by Affiliated Companies and in net gain on sales of investments. The reduction attributable to these factors was partially offset by a reduced provision for income taxes and by the effect of PEC's adoption of SFAS 115 effective January 1, 1994 (which increased consolidated net income for 1994 by a cumulative effect adjustment of approximately $2.5 million, net of taxes ($3.8 million before taxes), offset in part by a reduction in revenues in 1994 of approximately $2.6 million for changes in the market value of marketable securities). PEC's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993 reduced consolidated net income in 1993 by a cumulative effect adjustment of approximately $1.2 million.

            Equity in net income of Affiliated Companies for 1994 was $25.3 million compared to $33.5 million for 1993. This decrease reflected PEC's reduced equity in net income in 1994 in respect of some of PEC's Affiliated Companies, principally El-Yam, Scitex and Tefron, and the absence of net income in respect of C.I.D.L. Inc. ("CIDL"), an Affiliated Company until PEC sold its equity interest in CIDL in November 1993. The reduction in equity in net income in respect of Tefron and CIDL primarily reflected the effects of events that occurred in 1993 - PEC's elimination of reserves in 1993 for Tefron, which increased equity in net income of Affiliated Companies in 1993 by the amount of the reserves, and the gain realized by CIDL in 1993 upon the sale of its sole asset. The reduction in PEC's equity in net income of Affiliated Companies also reflected losses in respect of other Affiliated Companies, particularly Cellcom (start up losses), RDC (losses from holdings in early stage companies), and RTS and RPA (losses and additional provisions for these holdings). The reduction attributable to these factors was partially offset by PEC's increased equity in net income in respect of certain other Affiliated Companies, particularly Super-Sol, Bulk Trading (which had a loss in 1993) and Caniel and by PEC's reduced loss in respect of Adir.

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

            The net loss on sales of investments for 1994 of approximately $240,000 resulted from losses on PEC's sale of marketable securities of U.S. companies, U.S. Government bonds and marketable bonds of a U.S. Government sponsored corporation. The net loss attributable to these factors was partially offset by a gain from PEC's sale of a small portion of the shares of Maxima. PEC's net gain on sales of investments for 1993 of approximately $4.1 million resulted from PEC's sale of 30% of the shares of Tefron, PEC's sale of marketable securities of U.S. companies and PEC's sale of a small portion of the shares of Maxima.

            PEC's interest and dividend income increased in 1994 by approximately $200,000 compared to 1993 because of an increase of approximately $400,000 in dividend income from PEC's nonvoting preferred stock of IDBNY in 1994 compared with 1993. Although the amount of liquid assets decreased in 1994 compared to 1993 (approximately $75 million at the beginning of, and approximately $42.7 million at the end of, 1994 compared to approximately $87 million at the beginning of, and approximately $75 million at the end of, 1993), such decrease did not significantly affect PEC's interest and dividend income for 1994, excluding PEC's dividend income from its nonvoting preferred stock of IDBNY, compared to such income for 1993 primarily because of higher interest rates. See "Liquidity and Capital Resources". The amount of liquid assets was reduced principally because of the purchase of equity securities of new and existing Affiliated Companies and other Israeli companies and long term shareholder loans made to Affiliated Companies, principally Cellcom.

            The decrease in other income for 1994 reflected principally reduced fees for management services compared with 1993.

            General and administrative expenses for 1994 decreased compared to 1993 due in part to the write-off of deferred American Stock Exchange listing fees for PEC's common stock during 1993 and to reduced provisions for employee pension expenses.

            The provision for income taxes in 1994 decreased to $1.3 million from $7.6 million in 1993. PEC's provision for income taxes decreased for 1994 compared with 1993 primarily because of the decrease in income before income taxes for 1994 compared with 1993. The provision for income taxes as a percentage of income before income taxes decreased in 1994 compared with 1993 principally because of an increase in 1994 in the proportion of income from undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies to net income and because of an increase of approximately $800,000 in the provision for income taxes in 1993 as a result of the increase in August
1993 in the U.S. federal corporate income tax rate from 34% to 35% for taxable income greater than $10 million. The provision for income taxes in 1993 reflected a capital loss for tax purposes that PEC realized upon its sale of 30% of the shares of Tefron in September 1993, which reduced PEC's provision for income taxes in 1993 by approximately $1.9 million.


Shareholders' Equity

            As a result of increases in the market value of "available-for-sale securities" since January 1, 1995, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity, as of December 31, 1995, was approximately $3.2 million compared to $2.8 million, net of taxes, as of December 31, 1994.

            As discussed in Note 2 to the 1995 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel declined approximately 4% against the U.S. dollar at the end of 1995 compared to the end of 1994. As of December 31, 1995, the Cumulative Translation Adjustment reduced shareholders' equity by $20.1 million compared to a reduction of $13.1 million at the end of 1994.

            In December 1995, PEC purchased from IDB Development Corporation Ltd., its parent corporation ("IDB Development"), a 6.5% equity interest in Property & Building, based on the market price of Property & Building's share price on the Tel Aviv Stock Exchange on the purchase date. As described in Note 5 to the 1995 Notes, since such purchase transaction was between related parties, PEC recorded on its financial statements the carrying value of such equity interest on IDB Development's financial statements and PEC reduced its retained earnings by approximately $6.7 million, the difference between the amount PEC paid for such equity interest ($15.5 million) and IDB Development's carrying value of such equity interest ($8.8 million). Although PEC's consolidated net income in 1995 was $25.2 million, PEC's retained earnings increased by only $18.9 million primarily because of this $6.7 million charge to retained earnings.

Liquidity and Capital Resources

      As of December 31, 1995, PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) totaled approximately $38.3 million. As discussed in Note 6 to the 1995 Notes, as of the end of 1995 PEC had commitments to make capital contributions or loans of up to approximately $11.2 million to existing Affiliated Companies. For the year ended December 31, 1995, PEC received cash dividends and interest totaling $11.3 million (including $9.3 million of dividends received from the Affiliated Companies), which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

      During 1995, PEC generated a total of $71.6 million of liquid funds, of which $27 million was realized from PEC's sale of the nonvoting preferred shares of IDBNY, $37.2 million was realized from the sale of marketable securities of U.S. companies and U.S. Government bonds, $5 million was generated from the sale of a limited partnership interest, $1.8 million was realized from PEC's sale of shares of Gilat Satellite and $483,000 was generated from the repayment of loans.

      During 1995, PEC purchased equity and debt securities of new and existing Affiliated Companies for approximately $39.1 million. New equity holdings, and PEC's purchase price for these securities, include Isrotel -- $2.7 million and VocalTec-$1.3 million. The existing Affiliated Companies in which PEC purchased securities in 1995 and the purchase price for such securities consist primarily of Property & Building -- $15.9 million, Cellcom
- -- $13.2 million (long term shareholders loans to Cellcom), DEP Technology Holdings Ltd., the company that holds PEC's interest in RDC -- $1.8 million (capital notes of DEP), Renaissance Fund -- $1.2 million, Elron -- $398,000, Tambour - $395,000 and Delek -- $253,000.
During 1995, PEC purchased marketable securities of U.S. companies and U.S. Government bonds for approximately $39.9 million and paid taxes of approximately $8.8 million.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            This item commences on the following page.


Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------



          To the Shareholders and Board of Directors of PEC Israel Economic Corporation:



          We have audited the accompanying consolidated balance sheets of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and equity in net income of $183.3 million and $20.5 million, respectively, of the consolidated totals as of and for the year ended December 31, 1995, of $224.8 million and $25.3 million, respectively, of the consolidated totals as of and for the year ended December 31, 1994, and equity in net income of $25.9 million of the consolidated total for the year ended December 31, 1993. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

          In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective January 1, 1993, and the Company changed its method of accounting for marketable securities effective January 1, 1994.







          HAFT & GLUCKMAN LLP                          ARTHUR ANDERSEN LLP


          New York, New York
          March 29, 1996

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                         (IN THOUSANDS -  except number of shares)


                                                         DECEMBER 31,
                                                         ------------
                                                      1995         1994
                                                     ------       ------
          ASSETS
          ------

          CASH AND CASH EQUIVALENTS                 $ 14,703     $ 20,736

          INVESTMENTS (Note 3)                       369,096      349,624

          ASSETS OF GENERAL ENGINEERS
            LIMITED (Note 2)                           5,229        9,018

          OTHER ASSETS                                 3,939        4,313
                                                     -------      -------
               Total assets                         $392,967     $383,691
                                                     =======      =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

          LIABILITIES:
            Liabilities of General Engineers
              Limited (Note 2)                      $  1,922     $  5,262
            Deferred income taxes (Notes 2 and 4)     29,192       31,702
            Other liabilities                          4,566        5,259
                                                     -------      -------

               Total liabilities                      35,680       42,223
                                                     -------      -------

          Commitments and Contingencies (Note 6)

          Shareholders' Equity (Notes 2 and 5):
            Common stock, $1.00 par value,
              40,000,000 shares authorized in
              1995 and in 1994, 31,952,180
              shares issued in 1995 and
              in 1994 and 18,758,588 shares
              outstanding in 1995 and 1994            31,952       31,952
            Class B preferred stock, no par
              value, 544,514 shares authorized
              in 1995 and 1994, none issued in
              1995 and 1994                             -              -
            Additional paid-in capital               103,228       99,613
            Unrealized gain on marketable
              securities, net                          3,226        2,845
            Cumulative translation adjustment        (20,143)     (13,114)
            Retained earnings                        252,218      233,366
                                                     -------      -------

                                                     370,481      354,662
            Treasury Stock, 13,193,592
             shares                                  (13,194)     (13,194)
                                                     -------      -------

               Total Shareholders' Equity            357,287      341,468
                                                     -------      -------

               Total liabilities and
                shareholders' equity                $392,967     $383,691
                                                     =======      =======

          The accompanying notes are an integral part of these consolidated financial statements.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                    ------------------------------------------------
                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
                       (IN THOUSANDS -  except per share amounts)

                                              Years Ended December 31,
                                              ------------------------
                                           1995        1994*         1993*
                                          -----       -----         -----
          REVENUES:
            Interest and dividends     $    2,057 $    3,574    $    3,369
            Equity in net income of
             Affiliated Companies
             (Note 3)                      23,720     25,338        33,542
            Net gain on issuance of
             shares by Affiliated
             Companies                      2,282      7,092        11,451
            Revenues of General
             Engineers Limited (Notes 2
               and 3(k))                    7,197      7,266         7,423
            Net gain (loss) on sales
             of investments (Note 2)        2,466       (242)        4,081
            Change in market value of
             marketable securities
             (Note 2)                       3,217     (2,628)           -
            Other                           1,126        398           782
                                        ---------  ---------     ---------
                                           42,065     40,798        60,648
                                        ---------  ---------     ---------
          EXPENSES:
            General and administrative      3,154      2,952         3,262
            Cost of sales and expenses
             of General Engineers
             Limited (Note 2)               7,007      6,325         6,524
                                        ---------  ---------     ---------

                                           10,161      9,277         9,786
                                        ---------  ---------     ---------
            Income before income
             taxes, loss from
             discontinued operations
             and cumulative effect of
             accounting changes            31,904     31,521        50,862

            Income taxes (Note 4)           6,282      1,324         7,651
                                        ---------  ---------     ---------
            Income before loss from
             discontinued operations
             and cumulative effect of
             accounting changes            25,622     30,197        43,211

            Loss from discontinued
             operations of General
             Engineers Limited, net
             of income taxes                 (380)      (104)          (67)

            Cumulative effect of
             change in accounting
             for:

            Marketable securities,
             net of income taxes (Note 2)    -         2,473         -
            Income taxes (Note 2)            -          -           (1,174)
                                        ---------  ---------     ---------
            Net income                 $   25,242 $   32,566    $   41,970
                                        =========  =========     =========

          *Restated

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------
                             CONSOLIDATED STATEMENTS OF INCOME
                             ---------------------------------
                         (IN THOUSANDS - except per share amounts)

                                        (continued)



                                                Years Ended December 31,
                                                ------------------------
                                              1995         1994*       1993*
                                             -----        -----       -----


            Earnings per common share
             before loss from discontinued
             operations and cumulative
             effect of accounting changes  $  1.37      $  1.61     $  2.30

            Loss from discontinued
             operations of General
             Engineers Limited, net of
             income taxes                    (0.02)       (0.01)        -

            Cumulative effect on
             earnings per common share
             of changes in accounting for:
              Marketable securities, net
               of income tax                    -          0.13         -
              Income taxes                      -           -         (0.06)
                                            --------     --------    --------
            Earnings per common share      $  1.35      $  1.73     $  2.24
             (Note 5)                       ========     ========    ========
















          The accompanying notes are an integral part of these consolidated financial statements.


          *Restated

                                                            PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                                            ------------------------------------------------
                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 5)
                                                        --------------------------------------------------------
                                                          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                          ----------------------------------------------------
                                                                                  (In Thousands)

                                                         Unrealized Gain   Cumulative
                                     Common    Paid-in    On Marketable    Translation       Retained      Treasury
                                     Stock     Capital     Securities      Adjustment        Earnings       Stock           Total
                                     -----     -------     ----------      ----------        --------       -----           -----
Balance, January 1, 1993           $ 18,758   $ 99,079       $   -           $   -           $158,830      $   -         $276,667

Paid in capital of
 Affiliated Companies                  -           178           -               -               -             -              178

Cumulative translation
 adjustment                            -          -              -            (11,578)           -             -          (11,578)

 Net income                            -          -              -               -             41,970          -           41,970
                                    -------    -------        --------        -------         -------       -------       -------

Balance, December 31, 1993           18,758     99,257           -            (11,578)        200,800          -          307,237

Adoption of SFAS 115 for
 available-for-sale equity
 securities, net of tax (Note 2)       -          -             3,790             -              -             -            3,790

Paid in capital of
 Affiliated Companies                  -           356           -                -              -             -              356
Change in market value for
 available-for-sale equity
 securities, net of tax                -          -              (945)            -              -             -             (945)

Issuance of 13,193,592
 new common shares in
 exchange for 13,193,592
 common shares                       13,194       -               -               -              -          (13,194)         -
Cumulative translation
 adjustment                            -          -               -             (1,536)          -             -           (1,536)


Net income                             -          -               -               -            32,566          -           32,566
                                    -------    -------        --------        --------        -------       -------       -------

Balance, December 31, 1994           31,952     99,613          2,845          (13,114)       233,366       (13,194)      341,468

Paid in capital of
 Affiliated Companies                  -         3,615           -                -              -             -            3,615

Change in market value for
 available-for-sale equity
 securities, net of tax                -          -               381             -              -             -              381
Cumulative translation
 adjustment                            -          -              -              (7,029)          -             -           (7,029)
Retained Earnings adjustments (Note 5) -          -              -                -            (6,390)         -           (6,390)
Net income                             -          -              -                -            25,242          -           25,242
                                    -------    -------        -------          -------        -------       -------       -------

Balance, December 31, 1995         $ 31,952   $103,228       $  3,226         $(20,143)      $252,218      $(13,194)     $357,287
                                    =======    =======        =======          =======        =======       =======       =======


                        The accompanying notes are an integral part of these consolidated financial statements.

                                                                - 6 -

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (IN THOUSANDS)
                                               Years Ended December 31,
                                               ------------------------
                                           1995         1994*       1993*
                                          ------       ------      ------

        Cash Flows From Operating
         Activities:
          Net income                     $25,242      $ 32,566     $ 41,970
          Adjustments to reconcile
           net income to net cash
           provided by (used in)
           operating activities -
             Cumulative effect of
             changes in accounting for:
              Income taxes                     -            -         1,174
              Marketable securities            -        (2,473)         -
             Change in market value of
              marketable securities        (3,217)       2,628          -
             Purchase of marketable
              securities                  (14,566)     (16,398)         -
             Purchase of U.S.
              Government
              obligations                 (25,310)          -           -
             Proceeds from sale of
              marketable securities        16,435       11,155          -
             Proceeds from sale of U.S.
              Government
              obligations                  25,807           -           -
             Equity in net income
              of Affiliated
              Companies                   (23,720)     (25,338)     (33,542)
             (Gain) loss on sales of
              investments                  (2,466)         242       (4,081)
             (Gain) loss on invest-
              ment in partnerships            (31)         375          543
             Income of consolidated
               subsidiaries                  (665)        (997)      (1,323)
             Loss of discontinued
              operation, net                  380          104           67
             Amortization of
              premiums on
              receivables, net                 83          130          208
             Net gain on issuance
              of shares by Affiliated
              Companies                    (2,282)      (7,092)     (11,451)
             Dividends from
              Affiliated Companies          9,291        4,832        5,299
             Decrease (increase) in
              other assets                  2,060         (120)        (639)
             Provision for deferred
              income taxes                 (3,099)        (500)       5,250
             (Decrease) increase
              in other liabilities           (407)          70          630
             Write-off of deferred
              charges                         246          -            110
                                          -------      -------      -------
             Net cash provided by (used
              in) operating activities   $  3,781     $   (816)    $  4,215
                                          -------      -------      -------

        * Restated
                                            7

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (IN THOUSANDS)

                                        (continued)

                                               Years Ended December 31,
                                               ------------------------
                                           1995         1994*          1993*
                                          ------       ------         ------

          Cash Flows From Investing
           Activities:

           Purchase of U.S. Government
            and state obligations      $     -       $    -        $(16,660)
           Collection of U.S.
            Government and state
            obligations                      -        10,495          2,617
           Purchases of notes
             receivable                 (16,295)         (62)        (1,371)
           Collection of capital
             notes and loans
             receivable                     483           97          4,173
           Proceeds from sales of
             equity interests            28,833        2,400         18,234
           Purchase of equity
             interests                  (22,835)     (34,044)       (34,582)
                                        -------      -------        -------

                 Net cash used in
                   investing
                   activities            (9,814)     (21,114)       (27,589)
                                         ------      -------        -------


                 Net decrease in
                   cash and cash
                   equivalents           (6,033)     (21,930)       (23,374)

          Cash and Cash Equivalents,
            beginning of year            20,736       42,666         66,040
                                         ------      -------        -------

          Cash and Cash Equivalents,
            end of year                 $14,703     $ 20,736       $ 42,666
                                         ======      =======        =======

          * Restated

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (IN THOUSANDS)

                                        (continued)






                                               Years Ended December 31,
                                               ------------------------
                                           1995        1994          1993
                                          -----       -----         -----




          Supplemental Disclosure of
            Cash Flow Information:
              Cash paid during the
               year for income taxes     $8,830       $1,577        $2,041
              Non-cash investing
               activities-
                 Exchange of shares of
                  Tefron                    -           -              859












          The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

          1.   THE COMPANY
               -----------

          PEC Israel Economic Corporation and subsidiaries (the "Company") organizes, acquires interests in, finances and participates in the management of companies which are located in the State of Israel or are Israel-related. The Company is a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group". As of December 31, 1995, IDB Development owned approximately 70.3% of the Company's outstanding common stock. For additional discussion, see Note 5.


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

          The Company consolidates its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. General Engineers Limited, a wholly- owned Israeli subsidiary of the Company, sells various types of equipment in Israel, especially power generation equipment. Its assets, liabilities, and operations are grouped and presented separately in the accompanying consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
          ------------------------------------------

          For all those investments that the Company owns less than 20%, and is not accounted for on the equity method, the investment is accounted for at cost.

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994, for securities classified as "trading securities" was an increase in net income of approximately $2,473,000 in 1994, net of taxes (approximately $3,804,000 before taxes), or $0.13 per share, which increase is reported separately in the accompanying consolidated statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for- sale securities" was an increase in shareholders' equity of approximately $3,790,000 as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1995, the unrealized gain, net of taxes, from those securities included in shareholders' equity as of December 31, 1995 was approximately $381,000. The costs of marketable equity securities, excluding Affiliated Companies, are determined on a specific identification basis in calculating gains or losses.

          Foreign Currency Translations
          -----------------------------

          Two foreign subsidiaries and several Affiliated Companies prepare their primary financial statements in their local currency, the New Israel Shekel ("NIS"), in accordance with generally accepted accounting principles in Israel, which require financial statements to be adjusted for the effects of inflation in Israel. For purposes of the Company's financial statements, these subsidiaries and Affiliated Companies provide financial information, which is in the local currency, prepared in accordance with United States generally accepted accounting principles.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                    ------------------------------------------------

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
          ------------------------------------------

          During 1993, it was determined that the economy of the State of Israel should no longer be considered "highly inflationary" under the guidelines of Statement of Financial Accounting Standards No. 52. Accordingly, NIS financial information is prepared by subsidiaries and Affiliated Companies whose "functional currency" is the local currency based on their dollar balances as of December 31, 1992 and reflecting their activity during 1995, 1994 and 1993 in NIS, which is then translated based on exchange rates at year- end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of shareholders' equity under the caption "Cumulative Translation Adjustment". Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining income or loss. If the NIS is devalued against the dollar, such cumulative translation adjustments are likely to result in reductions of shareholders' equity. This change in the accounting of the functional currency does not affect Affiliated Companies whose "functional currency" is the dollar, as their accounting continues as described in the following paragraph.

          For Affiliated Companies whose functional currency is the U.S. dollar, assets and liabilities of foreign subsidiaries and Affiliated Companies are translated using year-end exchange rates, except for property and equipment, inventory and certain investment and equity accounts which are translated at exchange rates prevailing on the dates of acquisition. Revenues and expenses are translated primarily at the exchange rates in effect at the time of the relevant transactions and partially at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates are translated on the same basis as the related asset. Translation differences are included in the determination of income for the year.

          Provision for Income Taxes
          --------------------------

          The provision for income taxes is based on revenues and expenses reported for financial statement purposes. Deferred taxes arise from the different treatment of certain items for tax and financial statement reporting purposes, which result primarily from equity in the net income of, and net gain on issuance of shares by, Affiliated Companies and the change in market value of marketable securities in accordance with SFAS 115. At December 31, 1995, PEC provided $29 million of deferred income taxes with respect to

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
          ------------------------------------------

          undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control and changes in the market value of marketable securities. The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

          Effective on January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred income tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Deferred income tax expense principally represents such temporary differences related to investments in Affiliated Companies. The cumulative effect on prior years of this change in accounting principle was a reduction of net income of $1,174,000 shown in 1993, or $.06 per share, and is reported separately in the accompanying consolidated statements of income.

          Deferred income taxes of approximately $48 million have not been accrued on the Company's temporary differences, totaling approximately $137 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group Companies and two other companies in which the IDB Group Companies have effective control. Such amounts are currently expected to be permanently reinvested in these companies.

          Cash Equivalents
          ----------------

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Estimates
          ---------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management of the Company and its Affiliated Companies to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassification
          ----------------

          Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the 1995 presentation.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------



          3.   INVESTMENTS
               -----------

          Certain information about the Company's investments follows (in thousands):



                                                   December 31,
                                      -----------------------------------------
                                              1995               1994
                                      ------------------- ---------------------
                                      Percentage Carrying Percentage   Carrying
                                        Owned     Value     Owned       Value
                                      ---------- -------- ----------   --------

          Affiliated Companies:
          Tambour Ltd.(a)(i)              42%    $58,665     42%      $ 54,495
          Property and Building
               Corporation Ltd.
               (d)(i) See Note 5          37%     49,811     31%        35,510
          Scitex Corporation Ltd.
               (b)(i) See Note 6(k)        6%     43,750      6%        47,113
          Super-Sol Ltd.(c)(i)            19%     42,234     19%        38,243
          Elron Electronic
               Industries Ltd.
               (f)(i)                     14%     32,006     13%        29,638
          El-Yam Ships Ltd. (f)           10%     25,452     10%        23,808
          Caniel-Israel Can
               Company Ltd.(f)(i)         29%     14,466     29%        13,683
          Cellcom Israel Ltd.*
            (e) See Note 6(a)             11%     12,535     10%         6,633
          Klil Industries Ltd.
               (f)(i)                     15%     11,032     15%        10,668
          Gilat Satellite Networks
               Ltd. (f)(g)(i)              7%      6,392     10%         4,009
          Mul-T-Lock Ltd.(f)(g)(i)        14%      6,178     14%         5,860
          "Delek" The Israel Fuel
           Corp. Ltd. (f)(i)               2%      5,628      2%         5,407
          DIC and PEC Cable TV Ltd.(f)
               See Note 6(b)              49%      4,435     49%         3,154
          DEP Technology Holdings
               Ltd.*(f) See Note 6(f)     33%      3,624     33%         1,953
          Lego Irrigation Ltd.(f)(g)(i)   13%      2,887     13%         2,768
          Liraz Systems Ltd. (f)(i)        9%      2,698      9%         2,376
          Electronics Line (E.L.)
               Ltd.(f)(i)                 14%      2,686     14%         2,403
          Nice Systems Ltd. (f)(g)(i)     10%      2,069     10%         2,385

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------



          INVESTMENTS - cont'd
          -----------


                                                   December 31,
                                      -----------------------------------------
                                              1995               1994
                                      ------------------- ---------------------
                                      Percentage Carrying Percentage   Carrying
                                        Owned     Value     Owned       Value
                                      ---------- -------- ----------   --------

          Maxima Air Separation
               Center Ltd. (f)(i)         12%   $  2,038     12%        $  1,938
          Gemini Israel Fund L.P.
               (f) See Note 6(h)          11%      2,010     11%           1,765
          Tel-Ad Jerusalem Studios
               Ltd.* (f) See Note 6(c)    12%      1,022     12%             460
          Gilat Communication
               Engineering 1990
               Ltd.* (f)                  12%        828     13%             747
          Tefron Ltd. (f)(g)              13%        808     13%             259
          Adir International
               Communications Services
               Ltd.* (f)                  25%        421     25%             221
          Sano Dispec Development
               Ltd.                       25%        319     25%             226
          Sign-On Computer
               Communications Services
               Ltd. (f)                   25%        160     13%              79
          Camdev Ltd.(f)                  26%        154     26%             139
          Logal Educational Software
               and Systems, Ltd. (f) (g)   7%         92      6%              95
          Bulk Trading Corporation
               Ltd.** (f)                 50%        -       50%            -
          RPA Leasing Inc.**              25%        -       25%            -
          RTS Telecommunications
               Services Ltd.**            15%        -       15%            -
          Tius Elcon Ltd.                 15%        -       13%            -
                                                --------                --------
                                                $334,400                $296,035
                                                --------                --------

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------

          INVESTMENTS - cont'd
          -----------
                                                    December 31,
                                      ---------------------------------------
                                              1995               1994
                                      ------------------- -------------------
                                            Carrying           Carrying
                                             Value              Value
                                            --------           --------
          Other:
            Isrotel Ltd.                    $  3,428           $    -
            Renaissance Fund LDC
              See Note 6(j)                    3,292              2,164
            Lipman Electronic
              Engineering Ltd.                 1,710              1,688
            VocalTec Ltd.                      1,278                -
            Advent Israel Limited
              Partnership see Note 6(i)          320                333
            MacPell Industries, Ltd.             143                180
            Israel Discount Bank
              of New York (j)                    -               26,965
            Other long-term investments          440                128
                                            ---------          ---------
                                              10,611             31,458
                                            ---------          ---------

            Investments in marketable
             securities                       20,449             13,457
            U.S. municipal bonds               3,015              3,098
            Government of Israel bonds           416                -
            Notes receivable                     205                369
            Investment in limited
             partnerships                        -                5,207
                                            ---------          ---------
                                              24,085             22,131
                                            ---------          ---------
                                            $369,096           $349,624
                                            =========          =========
           *Included in the carrying values are the following loans to
            Affiliated Companies (in thousands):
                                                    December 31,
                                            ----------------------------
                                               1995               1994
                                            ---------          ---------
            CellCom Israel Ltd.             $ 11,931           $  6,633
            DEP Technology Holdings Ltd.       3,624              1,953
            Tel-Ad Jerusalem Studios Ltd.        276                460
            Adir                                  84               -

           **Negative equity of $170,000 in Bulk Trading and $1.1 million in RPA
            Leasing and RTS Telecommunications is included in other liabilities.

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------



          INVESTMENTS - cont'd
          -----------


          Information about certain Affiliated Companies follows:

              (a) Tambour  Ltd.  ("Tambour")  is  Israel's  largest   paint
                  manufacturer.    Summarized   financial  information  for
                  Tambour follows (in thousands):


                                                          December 31,
                                                   --------------------------
                                                     1995     1994      1993
                                                   -------  --------  --------


                     Current assets              $ 121,217   $ 96,506  $ 81,059
                     Total assets                  167,019    154,562   114,335
                     Current liabilities            21,916     18,877    17,424
                     Shareholders' equity          138,110    128,986    95,609
                     Revenue                       160,317    123,060   127,046
                     Income before taxes on income  27,252     22,549    24,327
                     Net income                     20,018     19,618    17,446


                   In February 1994, all of the then outstanding one year options were exercised and Tambour's capital rose by $20 million. As a result, the Company's proportionate share in Tambour decreased to 41%, and the Company realized a gain on issuance of shares by Tambour of approximately $5.9 million in 1994. In February 1995, all of the unexercised two-year options expired unexercised.

                   In February 1993, Tambour completed a public offering of ordinary shares and one and two year options to purchase ordinary shares in Israel. Such shares are traded on the Tel Aviv Stock Exchange. The sale of shares and options raised approximately $27 million of capital for Tambour. As a result of the offering and subsequent exercises of certain of the options, the Company's proportionate share in Tambour decreased from 50% to 44.9%, and the Company realized a gain on issuance of shares by Tambour of approximately $8.5 million in 1993.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------





          INVESTMENTS - cont'd
          -----------

          (b) Scitex Corporation Ltd. ("Scitex") is a world leader in digital visual information communication for the graphic
                 design,  printing, publishing  and video markets.   Scitex
                 develops, manufactures and markets a broad range of digital prepress, digital printing and digital video
                 products.   Summarized  financial  information for  Scitex
                 follows (in thousands):
                                                         December 31,
                                                 ----------------------------
                                                  1995      1994      1993
                                                --------  --------  --------

                 Current assets               $ 703,030  $759,259   $675,626
                 Total assets                   920,831   942,023    885,917
                 Current liabilities            224,991   190,724    168,553
                 Shareholders' equity           700,981   749,735    716,259
                 Revenues                       728,900   704,138    622,760
                 (Loss) income before taxes on
                  income                        (46,852)   79,320    106,221
                 Net (loss) income              (34,511)   63,750     94,339


          (c)    Super-Sol Ltd.  operates one of  the largest chains  of
                 supermarkets  throughout Israel.   Summarized  financial
                 information for Super-Sol Ltd. follows (in thousands):


                                                         December 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                 Current assets                 $ 205,971  $181,160  $144,121
                 Total assets                     392,852   338,711   274,875
                 Current liabilities              159,910   125,638    92,818
                 Long-term debt                     6,525     6,699     5,506
                 Shareholders' equity             224,023   201,458   175,301
                 Income                           834,836   635,830   531,775
                 Earnings before taxes             53,602    43,340    38,137
                 Net earnings                      36,216    30,970    25,560

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------






          INVESTMENTS - cont'd
          -----------

          (d)    Property   and  Building   Corporation   Ltd.  ("Property   and
                 Building") is one of the largest real estate holding and development companies in Israel. Summarized financial information for Property and Building follows (in thousands):

                                                           December 31,
                                                  ----------------------------
                                                    1995      1994       1993
                                                  --------  --------   --------

                  Current assets*                $  42,543  $ 55,050   $ 65,182
                  Total assets                     303,980   230,689    204,885
                  Current liabilities               42,543    38,975     31,447
                  Long-term liabilities             69,253    22,917     23,097
                  Shareholders' equity             133,182   115,971    101,388
                  Income                            99,283    95,925     78,365
                  Earnings before taxes on income   39,106    30,705     27,304
                  Net earnings                      19,907    15,868     15,229

                  * Including building
                    projects and inventories
                    of apartments                    6,542     9,754      9,458

          (e) Cellcom Israel Ltd. ("Cellcom") operates Israel's second cellular telephone system, which it established in December 1994. Summarized financial information for Cellcom follows (in thousands):

                                                           December 31,
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------

                  Current assets                     $ 44,993      $ 21,394
                  Total assets                        240,783        97,153
                  Current liabilities                 133,700        42,001
                  Long-term liabilities               188,339        69,222
                  Shareholders' deficit               (81,256)      (14,070)
                  Loss before taxes
                    on income                         (70,247)      (14,070)
                  Net loss                            (70,247)      (14,070)

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------



          INVESTMENTS - cont'd
          -----------

          (f)      The following summarized financial information
                   represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided in the previous notes (in thousands):
                                                         December 31,
                                                   -------------------------
                                                   1995     1994      1993
                                                  -------  -------  -------

                  Current assets                $ 56,200 $ 48,925  $ 33,516
                  Total assets                   161,733  134,921   104,199
                  Long-term debt                  12,937    9,652     7,758
                  Shareholders' equity           126,250   94,472    74,468
                  Revenue                         93,939   59,116    45,659
                  Net income                      11,865    6,804     6,292

          (g) Significant capital transactions during the three years ended December 31, 1995, and subsequent to December 31, 1995 through March 29, 1996, that are not otherwise discussed in Note 3 are as follows:

                  In March 1996, Logal Educational Software and Systems Ltd. ("Logal") sold ordinary shares in an initial public offering in the United States. As a result of the sale, the Company's interest in Logal decreased from 7% to 4% and the Company will realize a gain during the first quarter of 1996 of approximately $350,000 after taxes.

                  In January 1996, Nice Systems Ltd. sold American Depository Shares representing ordinary shares of Nice Systems Ltd. in an underwritten public offering in the United States. As a result of the sale, the Company's share of Nice Systems Ltd. decreased from 10% to 7% and the Company will realize a gain on issuance during the first quarter of 1996 of approximately $600,000 after taxes.

                  In October 1995, Gilat Satellite Ltd. sold ordinary shares in a secondary public offering in the United States in which the Company also sold ordinary shares of Gilat Satellite Ltd. As a result of the sale, the Company realized a gain on issuance of shares by Gilat Satellite Ltd. of approximately $2.3 million and a gain on sales of investments of approximately $1.1 million. As a result of these sales, the Company's share of Gilat Satellite Ltd. was reduced from 10% to 7%.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

          INVESTMENTS - cont'd
          -----------

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

                   In April 1993, Gilat Satellite Networks Ltd. ("Gilat Satellite") sold ordinary shares in an underwritten initial public offering in the United States. As a result of the sale, the Company's share in Gilat Satellite decreased from 13% to 9% and the Company realized a gain of approximately $2.2 million.

                   In January 1993, Mul-T-Lock Ltd. issued shares for approximately $7 million in a private placement. As a result, the Company's share in Mul-T-Lock Ltd. decreased by approximately 1% to 13.6% and the Company realized a gain of approximately $0.7 million.

          (h) The Company's equity in the net income of Affiliated Companies by major lines of business was as follows (in thousands):
                                                           December 31,
                                                   -------------------------
                                                   1995       1994      1993
                                                  ------     ------    ------
                   High technology and
                     communications              $(4,254)   $ 1,056    $ 5,124
                   Industry                       12,284     12,180     13,855
                   Construction and development    6,246      4,701      4,730
                   Shipping, marketing and other   9,444      7,401      9,833
                                                 -------    -------    -------
                                                 $23,720    $25,338    $33,542
                                                 =======    =======    =======

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------


          INVESTMENTS - cont'd
          -----------

          (i) Certain of the Affiliated Companies are publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The market values of the shares owned by the Company, based on the closing sale price on the principal market on which such shares are traded, were approximately $367 million and $302 million and their carrying values were approximately $283 million and $251 million at December 31, 1995 and 1994, respectively. The market value at March 26, 1996 of shares owned by the Company at December 31, 1995 was approximately $340 million.

          (j) On July 25, 1995, the Company sold to Israel Discount Bank of New York ("IDBNY") all of the Company's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equalled PEC's carrying value of those shares. While the sale did not result in a gain for financial statement purposes, PEC did realize a gain for tax purposes, for which PEC provided approximately $3 million of additional income taxes during 1995.

          (k) During the second quarter of 1995, General Engineers Limited (i) entered into an agreement with a majority owned subsidiary of Discount Investment for that company to distribute household appliances made by manufacturers represented by General Engineers Limited and (ii) sold its service and repair business for household appliances to an unrelated party. As a result of these transactions, the Company has restated its results of operations for the two years ended December 31, 1994 and 1993 to reflect these discontinued operations of General Engineers Limited.

          4.  INCOME TAXES
              ------------

          The U.S. and Foreign components of income before income taxes are as follows (in thousands):

                                               December 31,
                                          -------------------------
                                           1995     1994      1993
                                          ------   ------    ------

                 U.S.                    $ 5,364  $ 4,176   $12,971
                 Foreign                  26,540   27,345    37,891
                                         -------  -------   -------
                                         $31,904  $31,521   $50,862
                                         =======  =======   =======

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------



              INCOME TAXES - cont'd
              ------------

          Income tax expense is made up of the following components (in thousands):
                                                  December 31,
                                           ------------------------
                                           1995     1994      1993
                                          ------   ------    ------
                 Current:
                  U.S.                   $ 7,298   $   210   $   465
                  Foreign                  2,083     1,614     1,936
                 Deferred                 (3,099)     (500)    5,250
                                         -------   -------   -------
                                         $ 6,282   $ 1,324   $ 7,651
                                         =======   =======   =======

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

          A reconciliation of income tax expense as reflected in the accompanying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):
                                                           December 31,
                                                    ------------------------
                                                    1995      1994       1993
                                                   ------    ------     ------

                 U.S. income taxes at statutory
                   rate 35%                       $11,166   $11,032    $17,801
                 Excess of taxes at statutory
                   rate over taxes provided
                   on equity in net income
                   of, and net gain on
                   issuance of shares by,
                   Affiliated Companies            (4,781)   (9,299)   (10,038)
                 Additional provision for
                   deferred taxes relating
                   to increase in statutory
                   rate to 35%                         -         -         688
                 Other                               (103)     (409)      (800)
                                                  -------   -------   --------
                                                  $ 6,282   $ 1,324    $ 7,651
                                                  =======   =======   ========

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------



          5.  SHAREHOLDERS' EQUITY
              --------------------


          In December 1995, the Company purchased from IDB Development a 6.5% equity interest in Property and Building, based on the market price of Property and Building's shares on the Tel
          Aviv Stock Exchange on the purchase date. Since this transaction was between related parties, the Company recorded on its financial statements the carrying value of such equity interest on IDB Development's financial statements and the Company reduced its retained earnings by approximately $6.7 million, the difference between the amount the Company paid for such equity interest ($15.5 million) and IDB Development's carrying value of such equity interest ($8.8 million).

          On March 24, 1994, pursuant to a plan of reorganization, PEC Holdings Limited ("PECH"), a Maine corporation and a wholly owned subsidiary of IDB Development, which owned 13,193,592 shares of the Company's common stock, transferred those shares to the Company (which holds them as treasury shares) in exchange for an identical number of newly issued shares of common stock.
          Immediately after the exchange, pursuant to such plan of reorganization, PECH was dissolved and distributed to IDB Development the newly issued shares of the Company's common stock received in the exchange, resulting in the Company becoming a direct subsidiary of IDB Development.

          Earnings Per Common Share
          -------------------------

          The computations of earnings per common share are calculated using the weighted average number of common shares outstanding during the year. The weighted average number of outstanding shares in 1995, 1994 and 1993 was 18,758,588.


          6.   COMMITMENTS AND CONTINGENCIES
               -----------------------------

             (a) Cellcom was awarded the license to operate Israel's second cellular telephone system in June 1994. At December 31, 1995, the Company and a subsidiary of Discount Investment ("DIC's Subsidiary") each owned 11.5% of Cellcom and each of them acquired an additional 1% of Cellcom in February 1996. Cellcom intends to invest approximately $430 million through 1996 in the development and operation of the new cellular

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------




               COMMITMENTS AND CONTINGENCIES - cont'd
               -----------------------------

                 telephone system, of which approximately $340 million had been invested by December 31, 1995. Through December 31, 1995, Cellcom's shareholders had been requested to finance approximately $185 million of such amount in proportion to their interests in Cellcom and the Company had made shareholder loans to Cellcom of $21.3 million, representing the full amount of its 11.5% share of all such loans. The balance of the amount to be invested by Cellcom in its cellular telephone system is expected to be financed by banks and third-party suppliers. On March 28, 1996, in connection with the Company's acquisition of an additional 1% equity interest in Cellcom in February 1996, the Company made an additional $2 million shareholder loan to Cellcom.

                 In addition, 20.7% of the amounts payable by Cellcom to a bank in connection with certain letters of credit made available by the bank to Cellcom are guaranteed by DIC's Subsidiary. At December 31, 1995 and March 26, 1996 this guarantee of DIC's Subsidiary secured approximately $2.5 million and $5.6 million, respectively, of such amounts. The Company and DIC's Subsidiary have agreed that any payment pursuant to such guarantee will be shared by them in porportion to their respective ownership interests in Cellcom when such payment is made.

                 On April 30, 1995, motions were filed in the Tel Aviv District Court for recognizing two lawsuits against Cellcom as class actions on behalf of all the Cellcom subscribers, in accordance with the Consumer Protection Law - 1981. In these lawsuits, damages are being claimed from Cellcom, in connection with difficulties in using the network, amounting in one lawsuit to approximately $31.8 million and in the other to $25.5 million, in addition to a refund not yet quantified of unjustified charges for telephone calls made through Cellcom's network. In order to determine which one of these lawsuits, if any, will be recognized as a class action, the Court instructed the parties to submit written arguments. Cellcom intends to vigorously contest the lawsuits and their recognition as class actions. At this stage Cellcom, and its legal advisors, are unable to estimate the effects of the foregoing on Cellcom's financial condition or results of operations and no provisions have been made in its financial statements with respect thereto.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------




             COMMITMENTS AND CONTINGENCIES - cont'd
             -----------------------------


            (b) Tevel Israel International Communications Ltd. ("Tevel"), which is held 48.4% by DIC and PEC Cable TV Ltd., was awarded in 1988 cable television franchises in Israel. Under the terms of the franchises, the Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations. The Company has not arranged any financing for Tevel since October 1992 and does not presently anticipate being required to arrange any such financing in the near future.

             (c) Tel-Ad Jerusalem  Studios Ltd.  ("Tel-Ad") is  one of  the
                 three companies awarded a franchise in 1993 by Israel's Second Authority for Television and Radio to operate Israel's second television station. The Company is obligated to provide up to $4 million of the financing required by Tel-Ad to fulfill its obligations under the franchise.

             (d) The  Company has contracted  with IDB Development  for IDB
                 Development to give certain advisory services to the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During each of 1995, 1994 and 1993, the Company incurred expenses of $130,000 for these services.

             (e) General   Engineers  Limited  has   a  $2  million  credit
                 agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.

             (f) The  Company has agreed  to contribute up  to $9.0 million over a 10 year period ending in 2003 to DEP Technology Holdings Ltd. ("DEP") of which the Company had contributed $4.7 million as of December 31, 1995 through the purchase of capital notes of DEP. In March 1996, the Company contributed approximately $85,000 to DEP through the purchase of a capital note of DEP.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


             COMMITMENTS AND CONTINGENCIES - cont'd
             -----------------------------



             (g) The  Company and  a wholly  owned  subsidiary of  Discount
                 Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity invested by such paying party in business opportunities initiated or initially presented by the other party. In 1995 the Company paid the wholly owned subsidiary of Discount Investment $34,610 under this agreement.

             (h) In connection  with  the  Company's  investment  in Gemini
                 Israel Fund L.P. ("Gemini"), a venture capital limited partnership, the Company has agreed to make capital contributions of up to $3.0 million to Gemini. At December 31, 1995, the Company had contributed approximately $2.0 million to Gemini's capital.

             (i) In  connection  with the  Company's  investment  in Advent
                 Israel Limited Partnership ("Advent Israel"), a venture capital limited partnership, the Company has agreed to make capital contributions of up to $500,000 to Advent Israel. At December 31, 1995, the Company had contributed approximately $325,000 to the capital of Advent Israel.

             (j) In connection with the Company's investment in Renaissance
                 Fund LDC ("Renaissance"), the Company has agreed to make capital contributions of up to $5.0 million to
                 Renaissance. At December 31, 1995, the Company had contributed approximately $3.3 million to Renaissance. In March 1996, the Company contributed an additional $925,000 to the capital of Renaissance.

            (k) Scitex and certain of its present and former officers and directors are defendants in a class action lawsuit, filed in December 1995 in the United States, alleging violations of certain provisions of federal securities law with respect to certain reports of Scitex's results of operations during the period May 1994 to November 1995. Scitex believes the claims have no merit and intends to defend the lawsuit vigorously. Scitex does not believe that the outcome of this lawsuit would have a material effect on its financial position.

              PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
              ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------






              COMMITMENTS AND CONTINGENCIES - cont'd
              -----------------------------


            (l) The Company is a shareholder of a corporation which is tendering for the granting of a license for international telecommunication services in Israel. In connection with the tender, a bank has issued a guarantee for the corporation in favor of the Ministry of Communications of the State of Israel. The shareholders of the corporation have each issued a guarantee to the bank to pay any amounts not paid by the corporation in proportion to each shareholder's interest in the corporation. The Company's guarantee to the bank is approximately $100,000.


            (m) Certain directors of IDB Holding and/or its affiliates are also directors of the Company.


            (n) Lawsuits have been lodged against some of the Company's affiliates in the ordinary course of their business. Managements of these affiliates believe that the results of these lawsuits would not have a material effect on such affiliates' financial statements. Accordingly, management of the Company believes that the results of these lawsuits would not have a material effect on the Company's financial statements.


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





   FAIR VALUE OF FINANCIAL INSTRUMENTS - cont'd
   -----------------------------------


Cash and Cash Equivalents
- -------------------------

The carrying value approximates fair value because of the short maturity of those instruments.


Investments
- -----------

The fair values of some investments are estimated based on quoted market prices for those or similar investments.

For those investments for which there are no quoted market prices, management estimates fair value to approximate the carrying value.




                                      1995                1994
                                      ----                ----
                               Carrying     Fair    Carrying    Fair
                                 Value      Value     Value     Value
                               --------    -------  --------   -------
                                   (in thousands)     (in thousands)


Cash and cash equivalents     $ 14,703    $ 14,703  $ 20,736   $ 20,736
Investments-
   Other                        27,320      28,192    55,591     55,859
   U.S. Government and State
     obligations                 3,015       3,015     3,098      3,098
Other assets-
   U.S. Government Bonds and
     Marketable Securities         748         818     1,111      1,092


Commitments
- -----------

The commitments described in Note 6 are generally for the near term, and, accordingly, their contract value is considered their fair value.

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------



8. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)
   ---------------------------------------------

                                       Quarter Ended
                        --------------------------------------------
    1995                March 31* June 30  September 30  December 31
    -----               --------  -------  ------------  -----------
                          (in thousands, except per share data)

  Revenues              $ 8,391   $ 9,454     $11,990       $12,230
                         ======    ======      ======        ======
  Income before loss
    from discontinued
    operations and
    cumulative effect of
    accounting change   $ 5,263   $ 3,449     $ 9,139       $ 7,771

  (Loss) Income from
    discontinued
    operations of General
    Engineers Limited,
    net of income taxes $  (222)  $  (179)    $  (163)      $   184
                          -----     -----        ----         -----


  Net income            $ 5,041   $ 3,270     $ 8,976       $ 7,955
                         ======    ======      ======        ======
  Earnings per
    common share
    before loss from
    discontinued
    operations          $  0.28   $  0.18     $  0.49       $  0.42

  Loss (income) per share
    from discontinued
    operations of General
    Engineers Limited,
    net of income taxes $ (0.01)  $ (0.01)    $ (0.01)      $  0.01
                          -----     -----       -----          ----


  Earnings per
    common share        $  0.27   $  0.17     $  0.48       $  0.43
                         =======   =======     =======       =======

 *Restated

            PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
            ------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

8. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)
   ---------------------------------------------
                                       Quarter Ended
                        --------------------------------------------
     1994 *              March 31  June 30  September 30  December 31
    ------               --------  -------  ------------  -----------
                           (in thousands, except per share data)

  Revenues              $12,595   $ 9,200     $12,553       $ 6,450
                         ======    ======      ======        ======
  Income before loss
    from discontinued
    operations and
    cumulative effect of
    accounting change   $ 9,778   $ 6,280     $ 9,543       $ 4,596

  Income (loss)
    from discontinued
    operations of General
    Engineers Limited,
    net of income taxes $    13   $  (101)    $   (38)      $    22

  Cumulative effect of
    change in accounting
    for marketable
    securities          $ 2,473       -           -             -
                         ------    ------      ------        ------

  Net income            $12,264   $ 6,179     $ 9,505       $ 4,618
                         ======    ======      ======        ======
  Earnings per common
    share before loss
    from discontinued
    operations and
    cumulative effect
    of accounting
    change              $  0.52  $   0.33    $   0.51      $   0.25

  Loss per share
    from discontinued
    operations of General
    Engineers Limited,
    net of income taxes     -         -           -        $  (0.01)

  Cumulative effect of
    change in accounting
    for marketable
    securities on earnings
    per common share    $  0.13       -           -             -
                         ------    ------      ------        ------

  Earnings per
    common share        $  0.65   $  0.33     $  0.51       $  0.24
                         ======    ======      ======        ======

 *Restated

                              PART III
                              --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

          See Item 13 Below. Information with respect to executive officers of the Company is included at the end of part I above.


Item 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

          See Item 13 Below.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------  ---------------------------------------------------
          MANAGEMENT
          ----------

          See Item 13 Below.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

          The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1996 Annual Meeting of Shareholders.









                              III-1

                             PART IV
                             -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- --------  ------------------------------------------------------
          FORM 8-K
          --------

(a)(1)    The following financial statements of PEC Israel
          Economic Corporation are filed in response to Item 8:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets at December 31, 1995 and
          1994.

          Consolidated Statements of Income for the years ended
          December 31, 1995, 1994 and 1993.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

(a)(2)(a) Financial statement schedules filed in response to Item
          14(d) pursuant to Rule 3-09 of Regulation S-X:

          Property and Building Corporation Ltd. and Subsidiary
          Companies:

               Auditors' Report.

               Balance Sheets as at December 31, 1995 and 1994.

               Statements of Earnings for the years ended
               December 31, 1995, 1994 and 1993.

               Statement of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993.

               Notes to the Financial Statements.

(a)(2)(b) Financial statement schedules filed in response to Item
          14(d) pursuant to Rule 3-09 of Regulation S-X:

          Tambour Ltd. and Subsidiaries:

               Report of Independent Auditors.

               Consolidated Balance Sheets as at December 31,
               1995 and 1994.

               Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

               Statement of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               Consolidated Cash Flows Statements for the years ended December 31, 1995, 1994 and 1993.

               Balance Sheets as at December 31, 1995 and 1994.

               Statements of Income for the years ended December
               31, 1995, 1994 and 1993.

               Cash Flows Statements for the years ended December
               31, 1995, 1994 and 1993.

               Notes to the Consolidated Financial Statements.

(a)(2)(c) Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

               Adir International Communications Services
               Corporation Ltd.

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

               Nice Systems Ltd.

               PEC Israel Financial Corporation Ltd.

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

   (3)(ii). Composite By-Laws of the Company, as amended, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

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

10(i)(b).      Addendum to Exhibit 10(i)(a) dated December 7,
          1995.

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

10(i)(f).       Agreement dated July 1, 1995 between IDB Development
          Corporation Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial Corporation Ltd.).

10(i)(g).       Agreement dated January 31, 1993 among the
          Company, DIC Energy Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10(i)(h).      Exchange Agreement dated as of January 4, 1994
          among the Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(iii)(a).    Supplemental Retirement Agreement dated as of
          January 1, 1995 between the Company and Frank J. Klein, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

21.       Subsidiaries of the Registrant.

27.       Financial Data Schedule

               Reports on Form 8-K:

       (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1995.













- -------------------------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

Property and Building Corporation
Limited and Subsidiaries

FINANCIAL STATEMENTS AS AT
DECEMBER 31, 1995 AND 1994

                     Property and Building Corporation Limited and Subsidiaries

FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 AND 1994
- -------------------------------------------------------------------------------

CONTENTS

                                                              Page


Auditors' Report                                                2


Balance Sheets                                                  3


Statements of Earnings                                          4


Statement of Changes in Shareholders' Equity                    5


Statements of Cash Flows                                        6


Notes to the Financial Statements                               9


Annex - Percentage of Holding in Related Companies             57

Certified Public Accountants (Isr.)

Tel-Aviv 61006               Haifa 31001                Jerusalem 91001
33 Yavetz Street             5 Palyam Street            33 Jaffa Road
P.O. Box 609                 P.O. Box 210               P.O. Box 212
Tel: (03) 517 4444           Tel: (04) 670338           Tel: (02) 253291
Telecopier: (972) 3517 4440  Telecopier  (972) 4670319  Telecopier (972) 2253292

Somekh Chaikin


Tel-Aviv, March 18, 1996

AUDITORS' REPORT TO THE SHAREHOLDERS OF
PROPERTY AND BUILDING CORPORATION LIMITED

We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and its consolidated financial statements, as follows:

- -       Balance sheets as at December 31, 1995 and 1994.
- -       Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the three years ended December 31, 1995.

These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of the subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 79% and 76% of the total consolidated assets as at December 31, 1995 and 1994 respectively, and whose revenues constitute 86%, 92% and 89% of the consolidated revenues for the years ended on December 31, 1995, 1994 and 1993 respectively. The financial statements of those subsidiaries were audited by other certified public accountants whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other accountants. Furthermore, the data included in the financial statements which relates to the net asset value of the affiliate and the Company's equity in its earnings is based on financial statements which were audited by other accountants.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) - 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The above mentioned financial statements were prepared on the basis of historical cost, adjusted to the general purchasing power of the Israeli currency in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed historical data, on the basis of which the adjusted financial statements were prepared, is presented in Note 34.

In our opinion, based on our audit and on the reports of the abovementioned other certified public accountants, the financial statements referred to above present fairly, in conformity with accounting principles generally accepted in Israel, consistently applied, in all material respects, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1995 and 1994 and the results of their operations, the changes in the shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1995. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of historical net earnings and shareholders' equity to the extent summarized in Note 35 C to the financial statements.

/s/Somekh Chaikin

Certified Public Accountants (Isr.)

BALANCE SHEET AS AT DECEMBER 31
- -------------------------------------------------------------------------------

ADJUSTED TO THE SHEKEL OF DECEMBER 1995
(IN NIS THOUSANDS)


                                            CONSOLIDATED              THE COMPANY
                                       ----------------------   ---------------------
                                NOTE       1995        1994*        1995        1994
                           ---------   ---------    ---------   ---------   ---------

CURRENT ASSETS
Cash and cash
 equivalents                   2         18,657      24,963         766         686
Short-term deposits
 and loans                                  302         716
Marketable securities          3         29,862      84,836         601         631
Compulsory government
 loans                         4                         37
Customers                      5         22,912      18,698                     111
Accounts receivable
 and debit balances            6         33,989      17,746       2,975       1,464
Apartments and other
 inventories                   7          9,068       4,223
Building projects
 under construction            8         34,710      36,543         886
                                      ---------   ---------   ---------

                                        149,500     187,762       5,228       2,892
                                      ---------   ---------   ---------   ---------

LAND                           9        301,081     203,015      16,507      13,290
                                      ---------   ---------   ---------   ---------

LONG-TERM DEPOSITS            10          1,567       3,121
                                      ---------   ---------

INVESTMENTS
In investee companies         11        102,980      99,587     591,896     542,486
                                      ---------   ---------   ---------   ---------

FIXED ASSETS                  12
Buildings, land,
 plantations and other                  871,695     710,260      42,842      40,623
Less/- Accumulated
 depreciation                           231,115     217,435      16,656      15,961
                                      ---------   ---------   ---------   ---------

                                        640,580     492,825      26,186      24,662
                                      ---------   ---------   ---------   ---------
DEFERRED CHARGES
 AND OTHER ASSETS             13          8,793      10,260         366         390
                                      ---------   ---------   ---------   ---------
                                      1,204,501     996,570     640,183     583,720
                                      =========   =========   =========   =========

* Reclassified

The notes and the annex to the financial statements form an integral part thereof.

                      Property and Building Corporation Limited and Subsidiaries


- -------------------------------------------------------------------------------


                                                  CONSOLIDATED                    THE COMPANY
                                          ---------------------------     ------------------------
                                   NOTE          1995           1994*          1995           1994
                            -----------   -----------    -----------     ------------  -----------
CURRENT LIABILITIES
Advances from
 purchasers of
 apartments and
 others, net                         14         2,121          3,775            860
Credit from banking
 entities                            15        24,268          7,615
Current maturities
 of long-term
 liabilities                         19        13,098         19,672         17,161          252
Suppliers and
 subcontractors                      16        16,408         12,037
Creditors and
 credit balances                     17        81,385         69,395         13,627       17,654
Deferred taxes                       18         4,850          4,940
Proposed dividend                              12,506          9,800          8,500        6,517
                                          -----------    -----------   ------------  -----------

                                              154,636        127,234         40,148       24,423
                                          -----------    -----------   ------------  -----------
LONG-TERM LIABILITIES
Debentures convertible into
 shares                              19         4,403          8,856
Debentures                           19        40,907         47,851
Liabilities to banking
 entities                            19       101,540            880            627          880
Other long term
 liabilities                         19        53,005         12,221          7,216       16,966
Deferred taxes                       18        16,900         19,043             22           11
Liability for employee
 severance benefits                  20         2,090          1,785
                                          -----------    -----------

                                              218,845         90,636          7,865       17,857
                                          -----------    -----------   ------------  -----------

MINORITY INTEREST                             238,850        237,260
                                          -----------    -----------

SHAREHOLDERS' EQUITY                          592,170        541,440        592,170      541,440
                                          -----------    -----------   ------------  -----------


CONTINGENT LIABILITIES
 AND COMMITMENTS                     21


- ----------------------------------
Dov Tadmor - Chairman of the Board


- ----------------------------------
Abraham Attias - Managing Director

Date of signing of statement:  March 18, 1996


                                          -----------    -----------   ------------  -----------
                                            1,204,501        996,570          640,183      583,720
                                          ===========    ===========     ============  ===========

                      Property and Building Corporation Limited and Subsidiaries

STATEMENTS OF EARNINGS FOR THE YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------

ADJUSTED TO THE SHEKEL OF DECEMBER 1995
 (IN NIS THOUSANDS)


                                                                         CONSOLIDATED                          THE COMPANY
                                                           ------------------------------  ---------------------------------------
                                                     NOTE       1995      1994*      1993*         1995          1994*        1993*
                                                  -------  --------- --------- ----------- ------------- ------------- -----------

INCOME
Rentals and warehousing                                       99,642    90,255      86,385         6,484         6,440      6,853
From construction and other sources                    22    183,757   213,118     166,790
The Company's share in the
 net earnings of investee companies                    23     10,914     4,277       5,000        49,427        27,700     37,140
Income from investments and fixed assets               24      5,619    16,105       9,290            98         3,837      6,703
Income from securities, financing and others,          25      6,800     5,605      10,560         1,971         1,473      1,228
                                                           --------- --------- ----------- ------------- ------------- ----------
                                                             306,732   329,360     278,025        57,980        39,450     51,924
                                                           --------- --------- ----------- ------------- ------------- ----------

COSTS AND EXPENSES
Construction and other costs                           26    136,779   163,928     133,020
Administrative and general                             27     25,529    21,945      21,410         5,633         4,882      4,546
Selling and marketing                                  28      2,843     2,305       2,600
Property maintenance (excluding depreciation)                  8,833     8,180       9,165           683         1,051      1,070
Depreciation and amortization                          29     15,261    13,857      12,755         1,052         1,026      1,019
Property taxes on land                                         5,063     5,150       2,790           422           608        365
Financing                                              30      4,290    30,845       2,630         2,395           922        256
                                                           --------- --------- ----------- ------------- ------------- ----------
                                                             198,598   246,210     184,370        10,185         8,489      7,256
                                                           --------- --------- ----------- ------------- ------------- ----------

EARNINGS BEFORE TAXES ON INCOME                              108,134    83,150      93,655        47,795        30,961     44,668

Taxes on income                                        31     37,874    37,325      34,045          (825)          281      1,268
                                                           --------- --------- ----------- ------------- ------------- ----------

Earnings after taxation                                       70,260    45,825      59,610        48,620        30,680     43,400
Less/- MINORITY INTEREST IN EARNINGS                          21,640    15,145      16,210
                                                           --------- --------- -----------

Net earnings for the year                                     48,620    30,680      43,400        48,620        30,680     43,400
                                                           ========= ========= =========== ============= ============= ==========

EARNINGS PER SHARE                                  1D(16)
Net earnings per share of NIS 1.00 par value (in NIS)          13.71      8.65       12.22         13.71      8.65         12.22
                                                           ========= ========= =========== ============= ============= ===========

* Reclassified


The notes and the annex to the financial statements form an integral part thereof.

                             Property and Building Corporation and Subsidiaries

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------


ADJUSTED TO THE SHEKEL OF DECEMBER 1995
 (IN NIS THOUSANDS)

                                       SHARE    CAPITAL   RETAINED       TOTAL
                                     CAPITAL    SURPLUS   EARNINGS
                                     -------    -------   --------      -------

BALANCE AS AT JANUARY 1, 1993        150,280    122,755    207,610     480,645

Net earnings for the year                                   43,400      43,400

Capitalization of earnings related
 to an issue of a subsidiary                      9,825     (9,825)

Erosion of dividend declared in
 the previous year                                             300         300

Proposed dividend, net - 170%                               (7,460)     (7,460)
                                     -------    -------   --------    --------

BALANCE AS AT DECEMBER 31, 1993      150,280    132,580    234,025     516,885

Net earnings for the year                                   30,680      30,680

Erosion of dividend declared
 in the previous year                                          390         390

Proposed dividend - 170%                                    (6,515)     (6,515)
                                     -------    -------   --------    --------

BALANCE AS AT DECEMBER 31, 1994      150,280    132,580    258,580     541,440

Net earnings for the year                                   48,620      48,620

Capital surplus from
 private placement of
 shares of a subsidiary                                     10,535      10,535

Erosion of dividend declared
 in the previous year                                           75          75

Proposed dividend - 240%                                    (8,500)     (8,500)
                                     -------    -------   --------    --------

BALANCE AS AT DECEMBER 31, 1995      150,280    143,115    298,775     592,170
                                     =======    =======   ========    ========

                      Property and Building Corporation Limited and Subsidiaries

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------


ADJUSTED TO THE SHEKEL OF DECEMBER 1995
 (IN NIS THOUSANDS)

                                                     CONSOLIDATED              THE COMPANY
                                             -------------------------- --------------------------
                                                 1995     1994*    1993*    1995     1994     1993
                                             -------- -------- -------- -------- -------- --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                   48,620   30,680   43,400  48,620   30,680  43,400
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
Net reduction in building projects              7,503   40,889   44,989   2,604
Others (Annex)                                 15,463   34,650    7,498 (52,624) (18,588)(37,813)
                                             -------- -------- -------- ------- -------- -------

Net cash provided by (used in) operating
 activities                                    71,586  106,219   95,887  (1,400)  12,092   5,587
                                             -------- -------- -------- ------- -------- -------


CASH FLOWS IN INVESTING ACTIVITIES

Proceeds from realization of investment
 in investee companies                                   1,771   10,562
Investments in investee companies              (3,530) (13,271)  (4,023)   (143) (11,496)
Dividend received from investee companies       7,892    1,554    4,383   9,442    6,207   4,092
Purchase of marketable securities             (33,080) (49,226)(104,745)   (157)      (4)
Proceeds from sale of marketable securities    88,450   70,102   67,433     156               75
Acquisition and development of land          (109,401) (35,257) (18,040) (5,850) (10,963)    (57)
Purchase and construction of fixed assets    (101,754) (65,223) (39,604) (2,555)     (36) (4,991)
Collections of financing relating to
 realization of land                              578      546    1,663
Proceeds from sale of fixed assets and land     6,996   13,668    2,776      49
Proceeds from long-term deposits and loans      1,266    1,227    2,877
Granting of loans to subsidiaries                                          (751)  (1,313) (3,392)
Payments of loans to subsidiaries                                           756            1,543
                                             -------- -------- -------- ------- -------- -------
Net cash provided by (used in)
 investing activities                        (142,583) (74,109) (76,718)    947  (17,605) (2,730)
                                             -------- -------- -------- ------- -------- -------

* Reclassified

                     Property and Building Corporation Limited and Subsidiaries

- -------------------------------------------------------------------------------


ADJUSTED TO THE SHEKEL OF DECEMBER 1995
 (IN NIS THOUSANDS)

                                                                         CONSOLIDATED            THE COMPANY
                                                                  ------------------------- -----------------------
                                                                     1995     1994*    1993*   1995    1994    1993
                                                                  ------- -------- -------- ------- ------- -------
CASH FLOWS FROM FINANCING ACTIVITIES

Dividend paid
- - by the parent company                                            (6,442)  (7,066)  (5,317)   (6,442) (7,066)    (5,317)
- - to outside shareholders of subsidiary companies                  (3,248)  (2,696)  (2,352)
Proceeds from realization of option warrants in subsidiary                           15,489
Payments of debentures                                            (10,845)  (6,441)  (1,971)
Payments of long term loans                                       (13,175)    (253)    (252)     (251)   (253)      (252)
Receipt of long-term loans                                        100,930
Receipt of long-term loan from subsidiary                                                       7,226  12,613      2,922
Proceeds from credit from banking entities                         16,653    6,939      164
Payments to outside shareholders of subsidiary                     (2,291)  (4,774)  (1,960)
Payments of credit in respect of real estate acquisition          (16,891) (25,528)    (426)
                                                                  -------- -------- -------- -------- --------  --------

Net cash provided by (used in) financing activities                64,691  (39,819)   3,375      533    5,294    (2,647)
                                                                  -------- -------- -------- -------- --------  --------

Net increase (decrease) in cash and cash equivalents               (6,306)  (7,709)  22,544       80     (219)      210
Cash and cash equivalents at beginning of year                     24,963   32,672   10,128      686      905       695
                                                                  -------- -------- -------- -------- --------  --------

Cash and cash equivalents at end of year                           18,657   24,963   32,672      766      686       905
                                                                  ======== ======== ======== ======== ========  ========

* Reclassified

                      Property and Building Corporation Limited and Subsidiaries

- -------------------------------------------------------------------------------

ADJUSTED TO THE SHEKEL OF DECEMBER 1995
 (IN NIS THOUSANDS)

                                                                  CONSOLIDATED                THE COMPANY
                                                           -------------------------- --------------------------
                                                               1995     1994*    1993*    1995     1994     1993
                                                           -------- -------- -------- -------- -------- --------
ANNEX

Adjustments to reconcile net earnings to net cash provided by operating activities:


The Company's share in the net earnings of
 investee companies                                         (10,914)  (4,277)  (5,000) (49,427) (27,700) (37,140)
Outside shareholders' interest in earnings                   21,640   15,145   16,210
Depreciation and amortization                                15,749   14,285   13,185    1,052    1,026    1,019
Changes in deferred taxes, net                               (3,559)   2,610    4,155   (1,179)     (25)     (34)
Increase (decrease) in liability for
 employee severance benefits                                    305   (1,933)     280
Decrease (increase) in value of securities                     (359)  30,375   (6,132)      31       24       34
Income from realization of investments
 in investee companies and issue of capital                     (52)  (4,965)  (6,704)     (52)  (3,837)  (6,703)
Capital gains on sale of fixed assets and real estate        (5,567) (11,140)  (2,586)     (46)
Inflationary erosion of long-term deposits and loans, net       (20)    (408)     548      (69)     (51)     (34)

Changes in current assets and liabilities:

Debtors, customers and debit balances                       (18,675)   5,076  (17,816)    (209)   3,228    3,498
Creditors and credit balances                                16,915  (10,118)  12,162   (2,725)   8,747    1,547
                                                            -------  -------  -------  -------  -------  -------

Total adjustments                                           15,463   34,650    7,498   (52,624) (18,588) (37,813)
                                                            =======  =======  =======  =======  =======  =======
SIGNIFICANT ACTIVITIES NOT INVOLVING CASH FLOWS:

Purchase of fixed assets on credit                          58,592   10,284   42,919
                                                            =======  =======  =======

Purchase of land on credit                                   2,506   23,215
                                                            =======  =======

Proceeds from the sale of fixed assets on credit               332    1,761
                                                            =======  =======

Deferred charges                                                               4,280
                                                                              =======

* Reclassified

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 1 - REPORTING PRINCIPLES AND ACCOUNTING POLICIES

          A.   REPORTING PRINCIPLES

          1.   Definitions

               In these financial statements:

               a. Subsidiaries - companies whose financial statements are consolidated directly or indirectly with those of Property and Building Corporation Limited (the "Company").

               b. Proportionately consolidated subsidiaries - companies whose financial statements are consolidated with those of the Company by the proportionate consolidation method.

               c. Affiliated companies - companies, except for subsidiaries and proportionately consolidated subsidiaries, the investment in which is included directly or indirectly on the equity basis in the company's statements.

               d. Investee companies - subsidiaries, proportionately consolidated subsidiaries and affiliated companies.

               e. Other companies - companies which are not investee companies.

               f. Initial difference - difference between acquisition cost and adjusted equity value of investments in shares of investee companies at the date of acquisition.

               g. Related parties - as defined in Opinion No. 32 of the Institute of Certified Public Accountants in Israel.

               h. Interested parties - as defined in the Securities Law of Israel.

          2. The financial statements have been prepared in a format suited, in the opinion of the Management, to the Company's line of business.

          B.   FINANCIAL STATEMENTS IN ADJUSTED VALUES

          1. The Company prepares the adjusted financial statements on the basis of cost adjusted for the changes in the general purchasing power of the shekel (see Note 34 for condensed financial statements in nominal values).

          2. The adjusted value of non-monetary assets do not purport to reflect their real economic or market value but rather historical cost adjusted for the changes in the purchasing power of the shekel.

          3. In the adjusted financial statements, the term, "cost" means "adjusted cost".

          4. Comparative figures have been adjusted to the shekel of December 1995.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

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

               The equity value of investments in investee companies is determined on the basis of the adjusted financial statements of these companies.


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

                    3) The calculation of the Company's share in the results of operation of the investee companies and the outside shareholders' share in the results of operation of the investee companies was based on the adjusted financial statements of the investee companies.

                    4) Financing, net, which cannot be independently calculated is derived from the other items of the statement of earnings. This includes, inter alia, amounts required to adjust various items in the statement of earnings in respect of the inflationary component of the financing therein.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

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

               The difference between the net asset value of companies transferred from the Company to a consolidated subsidiary and the consideration given in exchange thereof, by way of issue of shares, has been carried to a capital reserve in accordance with a guideline based on Section 36A of the Securities Law - 1968.


          4.   Statement of cash flows

               The statement has been prepared in accordance with Opinion No. 51 of the Institute of Certified Public Accountants in Israel. The statement provides information on cash receipts and payments during the year from current activities, investment and finance, while being expressed in shekels of the end of the reported year.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

NOTE 1 -  REPORTING PRINCIPLES AND ACCOUNTING POLICIES (CONT'D)

          D.   ACCOUNTING POLICIES

          1.   Consolidated financial statements

               a. The consolidated financial statements include the financial statements of the Company and the Company's consolidated subsidiaries in which it holds 50% or more (see Appendix to the Financial Statements).

               b. In addition to the above companies which were fully consolidated, certain companies under joint ownership were consolidated by the proportionate consolidation method in accordance with Opinion No. 57 of the Institute of Certified Public Accountants in Israel which was published in April 1994. The prior years' comparative figures were reclassified accordingly.


          (1) The effect on the balance sheet as at December 31, 1994 of the said reclassification is as follows:

                                           AS         EFFECT     AS REPORTED
                                   ORIGINALLY         OF THE        IN THESE
                                     REPORTED       RECLASS-       FINANCIAL
                                                   IFICATION      STATEMENTS


       Current assets                 187,707             55         187,762
       Real estate                    203,015              -         203,015
       Long-term deposits               3,121              -           3,121
       Investments in investee
        companies                     120,973        (21,386)         99,587
       Fixed assets                   480,543         12,282         492,825
       Deferred charges                 9,993            267          10,260
                                 ------------   ------------    ------------

       Total assets                 1,005,352         (8,782)        996,570
                                 ------------   ------------    ------------

       Current liabilities            126,490            744         127,234
       Long-term liabilities           95,598         (4,962)         90,636
       Minority interest              241,824         (4,564)        237,260
                                 ------------   ------------    ------------

       Total liabilities and
        minority interest             463,912         (8,782)        455,130
                                 ------------   ------------    ------------

       Shareholders' equity           541,440              -         541,440
                                 ============   ============    ============


          (2) The effect on the various items of the statement of earnings is not material. The net earnings figure is not affected at all.

               c. For the purposes of consolidation, the amounts in the financial statements of the subsidiary companies being consolidated were included after adjustments required from application of the uniform accounting principles of the Group.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

NOTE 1 - REPORTING PRINCIPLES AND ACCOUNTING POLICIES (CONT'D)

          D.   ACCOUNTING POLICIES (CONT'D)

               d. Balances between subsidiaries and inter-company profits from sales between the companies not yet realized outside of the Group were cancelled.

               e. Real estate of the Company and its subsidiaries that are recorded in the name of other subsidiaries that are property companies (which were established for the sole purpose of holding real estate or for their rental) are included in the balance sheets according to the cost of these assets to those subsidiaries.

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


          3.   Building projects

               a. The Company and subsidiary construction companies are accustomed to recording construction work on the basis of approved invoices and amounts paid on account to the contractors, planners and others.

               b. The completed units and units under construction are stated in the financial statements at cost but not exceeding their market value.


          4.   Inventory of air-conditioning and other equipment

               Inventory is valued at the lower of cost or market value, cost being determined on the "FIFO" basis.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

NOTE 1 - REPORTING PRINCIPLES AND ACCOUNTING POLICIES (CONT'D)

          D.   ACCOUNTING POLICIES (CONT'D)

          5.   Land

               a. Land is stated at cost which is not in excess of market value.

               b. The portion of the land which is in the stage of construction is included in building projects and stated under current assets or as a deduction from advances from purchasers of apartments under current liabilities.

               c. Stores in completed buildings are stated at cost not less than market value.

          6.   Investments in related and other companies

               a. Investments in investee companies are stated on the equity basis. The investments in shares of other companies, which are not quoted securities, are stated at cost which, in Management's opinion, is not less than its value.

               b. The Company's equity in the profits and losses of the investee companies is based on the latest audited financial statements of these companies, after adjustments required from the application of the uniform accounting principles of the Group.

               c. The initial difference regarding investee companies, is allocated to assets of those same companies (building projects, land and fixed assets) and their amortization as an expense or as an income is made in accordance with the life of those assets or upon their realization; amounts which cannot be allocated to such assets are amortized at 20% per year.


          7.   Fixed assets

               Fixed assets are stated at cost. Depreciation is computed using straight line method over the estimated useful life of the assets.


          8. Other assets - Initial difference which cannot be allocated to assets - see Note 1.D.6.c.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

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


          10.  Debentures convertible into shares

               a. Debentures, the conversion of which is not, as at balance sheet date, expected according to guidelines set by the Institute, are stated under the framework of long-term loans. The debentures include the liabilities at the balance sheet date in accordance with the conditions of the issue, less the discount which has not been amortized at the balance sheet date.

               b. The above discount (resulting from the difference between amount of the linked liability at the date of the issue and the nominal value of the debentures) is amortized using the straight line method over the period of the debentures in proportion to their outstanding balance.


          11.  Deferred taxes

               The calculation of deferred taxes in the adjusted financial statements account mainly for the following areas of timing differences of items between their being charged in the financial statements and their inclusion in chargeable income for tax purposes, or because their treatment for tax purposes is different:

               a. Differences between the undepreciated cost of depreciable assets for tax purposes and their undepreciated cost in the financial statements.

               b. Differences in recognition of income from marketable securities held from the beginning of the year.

               c. Differences relating to adjustment of cost of inventory, advances from customers, adjustment of land and development.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 1 -  REPORTING PRINCIPLES AND ACCOUNTING POLICIES (CONT'D)

          D.   ACCOUNTING POLICIES (CONT'D)

          11.  Deferred taxes (cont'd)

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

                    No deferred tax was computed in respect of investments in investee companies as the intention of the Management is to hold these companies and not to realize them.


          12.  Income recognition

               a. Income from rent - Rental income is recognized in the period to which the rent related, amounts in arrears are recognized only upon collection.

               b. Income from construction work - Income from construction transactions is recognized according to the "completed contract" method, that is when the construction work has been completed and the major part of the constructed units has been sold. Where all the constructed units have been sold before they have been completed, income is recognized according to the "percentage of completion method".

                    A subsidiary whose operations is installing air conditioning systems as an executing contractor, recognizes income from long-term projects by the "percentage of completion method".


          13.  Provision for doubtful debts

               The provision for doubtful debts is calculated on the basis of specific identification of balances whose collection is in doubt.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- --------------------------------------------------------------------------------

NOTE 1 - REPORTING PRINCIPLES AND ACCOUNTING POLICIES (CONT'D)

          D.   ACCOUNTING POLICIES (CONT'D)

          14.  Estimates

               The preparation of financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          15.  Foreign currency and linkage

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

               Data concerning consumer price index and foreign currency rates:

                                                                % OF CHANGE
                                                     -------------------------------------
              DECEMBER 31  DECEMBER 31  DECEMBER 31  DECEMBER 31  DECEMBER 31  DECEMBER 31
                     1995         1994         1993         1995         1994         1993
              -----------  -----------  -----------  -----------  -----------  -----------
Consumer
 price
 index, in
 points            313.28       289.79        253.2          8.1         14.5         11.2

Exchange
 rate
 of the
 U.S.
dollar,
 in NIS             3.135        3.018        2.986          3.9          1.1          8.0


        16.    Earnings per share

               Earnings per share were calculated in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the nominal value of the issued and paid up share capital outstanding during the year, which was NIS 3,545,814.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- ----------------------------------------------------------------------------

NOTE 2 - CASH AND CASH EQUIVALENTS

                                                           CONSOLIDATED                    THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        Short-term deposits with banks                18,346            24,045              759               686
        Cash at bank                                     311               918                7
                                              --------------    --------------   --------------    --------------

                                                      18,657            24,963              766               686
                                              ==============    ==============   ==============    ==============



NOTE 3 - MARKETABLE SECURITIES

                                                           CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        Unit trust certificates                       14,072            50,802
        Government loans                              13,752            27,104
        Other debentures                               1,170             2,010
        Debentures issued by a
         subsidiary*                                     601               631              601               631
        Shares                                           811             3,005
        Convertible securities                            57             1,915
                                              --------------    --------------   --------------    --------------
                                                      29,862            84,836              601               631
                                              ==============    ==============   ==============    ==============

        *      See Note 21 B.1.


NOTE 4 - COMPULSORY GOVERNMENT LOANS

        Peace for Galilee loans - The principal of the loan is optionally linked to the consumer price index to the extent of 80% plus 1% interest, or to the rate of exchange of the U.S. dollar. In 1995, the loans were redeemed early.

                    Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- ----------------------------------------------------------------------------

NOTE 5 - CUSTOMERS

        A.     COMPOSED OF:

                                                          CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                              --------------    --------------   --------------    --------------
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        Purchasers of apartments
         and stores                                   14,457            10,227
        With respect to rentals
         and warehousing*                              4,977             4,567                                111
        With respect to air
         conditioning and other*                       2,197             2,389
        Notes receivable                               1,281             1,515
                                              --------------    --------------   --------------    --------------
                                                      22,912            18,698                -               111
                                              ==============    ==============   ==============    ==============

        *      After deduction of
                allowance for doubtful
                debts                                    660               648
                                              ==============    ==============

        B. Purchasers of apartments are linked mainly to construction input index.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- ----------------------------------------------------------------------------

NOTE 6 - ACCOUNTS RECEIVABLE AND DEBIT BALANCES

                                                                CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        Current maturities of
         long-term deposits                            1,577             1,292
        Accrued income                                 8,018             7,697                1                21
        Purchasers of land (1)                         1,484             1,761
        Taxes claimable in the future                  2,274               948            1,515               324
        Deposits and prepaid expenses                  1,330               625                                 16
        Advances to Tax Authorities
         less provisions                               1,357             2,268                                768
        Employees                                        330               359               15                28
        Other debtors                                  1,533             1,847                7               258
        Israel Treasury - value added tax             16,086                              1,437
        Subsidiaries -
         capital notes (2)                                                                                     49
        Affiliated company (3)                                             949
                                              --------------    --------------   --------------    --------------
                                                      33,989            17,746            2,975             1,464
                                              ==============    ==============   ==============    ==============

        (1)    Balance linked mainly to U.S. dollar.
        (2)    Balance not linked and bears no interest.
        (3)    Balance linked to the consumer price index.


NOTE 7 - APARTMENTS AND OTHER INVENTORIES

                                                                                           CONSOLIDATED
                                                                                 --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------
        Apartments in completed building                                                  7,936             2,863
        Air-conditioning equipment and other                                              1,132             1,360
                                                                                 --------------    --------------
                                                                                          9,068             4,223
                                                                                 ==============    ==============

NOTE 8 - BUILDING PROJECTS UNDER CONSTRUCTION

                                                                           CONSOLIDATED              THE COMPANY
                                                                -------------------------------    --------------
                                                                   DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                          1995             1994              1995
                                                                --------------   --------------    --------------
        Land                                                            36,869           23,715             1,315
        Construction work                                               56,938           44,467             1,180
                                                                --------------   --------------    --------------
        Land and construction works                                     93,807           68,182             2,495
        Less - Advances from apartment
         purchasers and project contractors                             59,097           31,639             1,609
                                                                --------------   --------------    --------------
                                                                        34,710           36,543               886
                                                                ==============   ==============    ==============

                    Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- ----------------------------------------------------------------------------

NOTE 9 - LAND

                                                         CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        A.     Composed of:
               Freehold land (1)                     199,887           191,664           16,507            13,290
               Leasehold land (2)                     92,482             2,291
               Parking lot and sports
                center                                 2,569             2,641
               Stores in completed
                buildings and other
                installations                          4,475             5,856
               Expenses relating to
                future stages of
                construction                           1,668               563
                                              --------------    --------------   --------------    --------------
                                                     301,081           203,015           16,507            13,290
                                              ==============    ==============   ==============    ==============

        (1) Including NIS 1.7 million in rights to land which have not yet been registered in the name of the subsidiary (the subsidiary did register a caveat).

               The land ownership rights in the area in which the land is located are in the process of being formalized. Once the process is completed the rights will be registered in the name of the Company.

        (2) Including land in an amount of NIS 90 million which was leased from the Israel Lands Authority for the purpose of building 275 residential units in Ramat Rachel in Jerusalem. The subsidiary has undertaken to develop the area and to lay the foundations of the building within 90 months from the date of the approval by the Urban Planning Commission.


        B. In the opinion of Management the value of land exceeds the value stated in the balance sheet.


        C.     Leasehold rights in land:

                                                                                      THE LEASE              COST
                                                                                     EXPIRES IN
                                                                                   ------------    --------------
               Capitalized leasehold                                                       2044            91,745
               Uncapitalized leasehold                                                     2040               737*
                                                                                                   --------------
                                                                                                           92,482

        * The land has not as yet been registered in the name of the Company at the Land Registry Office.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 10 - LONG-TERM DEPOSITS AND LOANS

        A.     In the consolidated balance sheet, composed of:

                                                                                                      DECEMBER 31
                                                                 DECEMBER 31, 1995                           1994
                                              -------------------------------------------------    --------------
                                   INTEREST            TOTAL           CURRENT          BALANCE           BALANCE
                                       RATE                         MATURITIES
                                -----------   --------------    --------------   --------------    --------------
                                          %
                                -----------
        Deposits
         with banks -
        For the
         granting
         of loans to
         apartment
         purchasers                     4-6               82                46               36                50
        For deposit
         with the
         Israel Treasury               5.25            3,062             1,531            1,531             3,071
                                              --------------    --------------   --------------    --------------

                                                       3,144             1,577            1,567             3,121
                                              ==============    ==============   ==============    ==============

        B.     The deposits are linked to the consumer price index.

        C. A bank has a right of set-off against long-term deposits amounting to NIS 82 thousand (December 31, 1994 - NIS 98 thousand), in connection with guarantees given to apartment purchasers on behalf of subsidiaries.

        D. Classification of long-term deposits and loans by years of maturity:

                                                                                          CONSOLIDATED
                                                                                 --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------
        Within 12 months - current maturities                                             1,577             1,292
                                                                                 ==============    ==============

        During second year                                                                1,567             1,586
        During third year                                                                                   1,535
                                                                                 --------------    --------------

                                                                                          1,567             3,121
                                                                                 ==============    ==============

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 11 - INVESTMENTS IN INVESTEE COMPANIES

        A.     CONSOLIDATED BALANCE SHEET

        1.     COMPOSITION:

                                               DECEMBER 31       DECEMBER 31
                                                      1995              1994
                                            --------------    --------------
                                                     TOTAL             TOTAL
                                            --------------    --------------
        AFFILIATED COMPANIES

        Shares at cost, include -
         Adjusted equity value at the
         date of acquisition (a)                    79,835            79,561

         Initial difference, net                     1,759             3,442
                                            --------------    --------------
                                                    81,594            83,003
        Add -
        The Company's share in the net
         post-acquisition profits                   18,749            12,730

        Total amounts of the initial
         difference amortized                        2,301             3,518
                                            --------------    --------------

        Book value of shares (b)                   102,644            99,251
                                            --------------    --------------

        OTHER COMPANY                                  336               336
                                            --------------    --------------

                                                   102,980            99,587
                                            ==============    ==============

        (a) The investment is presented net of dividends distributed by an affiliated company out of pre-acquisition earnings, amounting to NIS 4,090 thousand.

        (b) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 71,403 thousand (December 31, 1994 - NIS 64,875 thousand). The market value of these shares at balance sheet date is NIS 96,515 thousand (December 31, 1994 - NIS 94,157 thousand).

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 11 - INVESTMENTS IN INVESTEE COMPANIES

        A.     CONSOLIDATED BALANCE SHEET (CONT'D)

        2. The following are details pertaining to proportionally consolidated subsidiaries as were included in the consolidated financial statements of the company as at December 31, 1995

                                                  DECEMBER 31       DECEMBER 31
                                                         1995              1994
                                               --------------    --------------

        (A)    BALANCE SHEET DATA

        ASSETS:
        Current assets                                    751               450
        Fixed assets                                   53,251            39,530
        Deferred charges                                                    267
                                               --------------    --------------

                                                       54,002            40,247
                                               ==============    ==============


        LIABILITIES AND SHAREHOLDERS' EQUITY:
        Current liabilities                             3,952             2,432
        Long-term liabilities                          37,687            25,618
        Shareholders' equity                           12,363            12,197
                                               --------------    --------------

                                                       54,002            40,247
                                               ==============    ==============


        (B)    STATEMENTS OF EARNINGS

                                                   YEAR ENDED        YEAR ENDED
                                                  DECEMBER 31       DECEMBER 31
                                                         1995              1994
                                               --------------    --------------

        Income                                          2,365             1,249
                                               --------------    --------------

        Costs and expenses:

        Property maintenance                              152                60

        Administrative and general                        275               104

        Financing, net                                    562                48

        Depreciation                                    1,053               315
                                               --------------    --------------

                                                        2,042               527
                                               --------------    --------------

        Earnings before taxes                             323               722

        Taxes on income                                   157               127
                                               --------------    --------------

        Net earnings                                      166               595
                                               ==============    ==============

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 11 - INVESTMENTS IN INVESTEE AND OTHER COMPANIES (CONT'D)

        B.     COMPANY BALANCE SHEET

                               SUBSIDIARIES   PROPORTIONALLY        AFFILIATED      DECEMBER 31       DECEMBER 31
                                                CONSOLIDATED         COMPANIES*            1995              1994
                                                SUBSIDIARIES*                             TOTAL             TOTAL
                             --------------   --------------    --------------   --------------    --------------
Shares at cost, include -
Adjusted equity value
 at the date of
 acquisition                        166,669            3,711            10,878          181,258           180,964

Initial difference, net               8,286                              3,669           11,955            14,682
                             --------------   --------------    --------------   --------------    --------------

                                    174,955            3,711            14,547          193,213           195,646

Add -
The Company's share in
 the net post-acquisition
 profits                            393,053              183                            393,236           341,041

Total amounts of the
 initial difference
 amortized                           (4,653)                              (281)          (4,934)           (4,587)
                             --------------   --------------    --------------   --------------    --------------

Book value of shares (1)            563,355            3,894            14,266          581,515           532,100
Loans (2)                                             10,045                             10,045            10,050
                             --------------   --------------    --------------   --------------    --------------

                                    563,355           13,939            14,266          591,560           542,150

Other company                                                              336              336               336
                             --------------   --------------    --------------   --------------    --------------

                                    563,355           13,939            14,602          591,896           542,486
                             ==============   ==============    ==============   ==============    ==============

* Reclassified

        (1) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 503,035 thousand (December 31, 1994 - NIS 324,301 thousand). The market value of these shares at balance sheet date is NIS 717,930 thousand (December 31, 1994 - NIS 491,071 thousand).

        (2) The loans to investee companies are linked to the consumer price index, bear annual interest rates of 6% (December 31, 1994 - up to 0.5% annually) and have no specific repayment date.

                      Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 12 - FIXED ASSETS

A.      CONSOLIDATED BALANCE SHEET:

                    COMMERCIAL
                     BUILDINGS     BUILDINGS          LAND  PLANTATIONS   VEHICLES  MACHINERY      OTHER        TOTAL        TOTAL
                        LEASED         UNDER      INTENDED          AND                   AND     ASSETS
                       OUT AND  CONSTRUCTION       FOR THE   IRRIGATION             EQUIPMENT
                        OFFICE                CONSTRUCTION      NETWORK
                      PREMISES                OF BUILDINGS
                                                   THEREON                                                DECEMBER 31  DECEMBER 31
                           (1)           (1)        (1)(2)          (3)                                          1995         1994
                    ----------  ------------  ------------  -----------  ---------  ---------  ---------  -----------  -----------
COST

Balance at
 beginning
 of year               517,304        33,219       136,187        6,817      4,336      5,817      6,580      710,260      642,189
Additions               53,606        28,496        78,463           28        641        250        746      162,230       75,507
Disposals                                                                     (692)       (97)        (6)        (795)      (7,436)
                     ---------     ---------     ---------    ---------  ---------  ---------  ---------    ---------    ---------

Balance at
 end of year           570,910        61,715       214,650        6,845      4,285      5,970      7,320      871,695      710,260
                     ---------     ---------     ---------    ---------  ---------  ---------  ---------    ---------    ---------

ACCUMULATED
 DEPRECIATION

Balance at
 beginning
 of year               200,370                                    5,770      1,895      4,845      4,555      217,435      207,519
Additions               13,125                                       10        598        260        390       14,383       13,132
Disposals                                                                     (603)       (95)        (5)        (703)      (3,216)
                     ---------     ---------     ---------    ---------  ---------  ---------  ---------    ---------    ---------

Balance at
 end of year           213,495                                    5,780      1,890      5,010      4,940      231,115      217,435
                     ---------     ---------     ---------    ---------  ---------  ---------  ---------    ---------    ---------

DEPRECIATED
 COST AS AT
 DECEMBER 31, 1995     357,415        61,715       214,650        1,065      2,395        960      2,380      640,580
                     =========     =========     =========    =========  =========  =========  =========    =========

DEPRECIATED
 COST AS AT
 DECEMBER 31, 1994     316,934        58,982       110,424        1,047      2,441        972      2,025                   492,825
                     =========     =========     =========    =========  =========  =========  =========                 =========

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- ----------------------------------------------------------------------------

NOTE 12 - FIXED ASSETS (CONT'D)

        A.     CONSOLIDATED BALANCE SHEET: (CONT'D)

        (1) Including rights in land aggregating NIS 270,654 thousand. The land is, for the most part, registered in the names of the Company and the subsidiaries. Part of the land, of an adjusted cost of NIS 151,511 thousand, is freehold land of the Company and the subsidiaries. Another part, of an adjusted cost of NIS 119,143 thousand, is leasehold land, leased by subsidiaries (of which NIS 4,438 is a capitalized lease). The lease is for various periods up to 2042, with the option for extension for another 49 years. Part of the land has not yet been registered in the names of the companies, mainly because the land ownership rights have not yet been formalized in certain areas where some of the property is located.

        (2) A development contract has been signed relating to land of a cost of NIS 11,752 thousand between two subsidiaries and the Israel Lands Authority for which the companies are committed to bear all the costs of development and construction until January 1997, after extension. After the fulfillment of this commitment a lease will be signed between the parties for a period of 49 years.

        (3) The plantations are on land area totalling 674 dunams (freehold land - 437 dunams, leasehold land - 237 dunams, leased until the year 2062 and thereafter).

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 12 - FIXED ASSETS (CONT'D)

        B.     THE COMPANY BALANCE SHEET:

                                                    BUILDING          LAND      VEHICLES         OTHER         TOTAL         TOTAL
                                                      LEASED      INTENDED                      ASSETS
                                                     OUT AND       FOR THE
                                                      OFFICE  CONSTRUCTION
                                                    PREMISES  OF BUILDINGS
                                                           *       THEREON                               DECEMBER 31   DECEMBER 31
                                                                                                                1995          1994
                                               ------------- ------------- ------------- ------------- ------------- -------------
COST

Balance at beginning of year                          29,391         9,672           879           681        40,623        40,868
Additions                                                            2,254           219            82         2,555           618
Disposals                                                                           (330)           (6)         (336)         (863)
                                               ------------- ------------- ------------- ------------- ------------- -------------

Balance at end of year                                29,391        11,926           768           757        42,842        40,623
                                               ------------- ------------- ------------- ------------- ------------- -------------

ACCUMULATED DEPRECIATION

Balance at beginning of year                          15,290                         581            90        15,961        15,240
Additions                                                859                         111            58         1,028         1,002
Disposals                                                                           (330)           (3)         (333)         (281)
                                               ------------- ------------- ------------- ------------- ------------- -------------

Balance at end of year                                16,149                         362           145        16,656        15,961
                                               ------------- ------------- ------------- ------------- ------------- -------------

DEPRECIATED COST AS AT DECEMBER 31, 1995              13,242        11,926           406           612        26,186
                                               ============= ============= ============= ============= =============

DEPRECIATED COST AS AT DECEMBER 31, 1994              14,101         9,672           298           591                      24,662
                                               ============= ============= ============= =============               =============

*       Includes rights in land amounting to NIS 19,018.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 12 - FIXED ASSETS (CONT'D)

        C.     RATES OF DEPRECIATION

                                                                                                                %
                                                                                                   --------------

        Buildings                                                                                           2 - 4
        Plantations and irrigation plants                                                                 15 - 20
        Vehicles                                                                                               15
        Machinery and equipment                                                                           10 - 20
        Other assets                                                                                       6 - 20



NOTE 13 - DEFERRED CHARGES AND OTHER ASSETS

                                                        COST       ACCUMULATED
                                                                  AMORTIZATION                     AMORTIZED COST
                                              --------------    --------------   --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------
        A.     CONSOLIDATED

        Capital raising expenses                       9,318             5,929            3,389             4,168
        Taxes in connection with
         unrealized profits from
         real estate transactions                      2,953               746            2,207             2,632
        Vacating payments                                101                74               27                22
                                              --------------    --------------   --------------    --------------

        Deferred charges                              12,372             6,749            5,623             6,822
                                              --------------    --------------   --------------    --------------

        Other assets - initial difference              3,280               110            3,170             3,438
                                              --------------    --------------   --------------    --------------

                                                      15,652             6,859            8,793            10,260
                                              ==============    ==============   ==============    ==============

        B.     THE COMPANY
        Deferred charges -
        Taxes in connection with
         unrealized profits from
         real estate transactions                        588               222              366               390
                                              ==============    ==============   ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 14 - ADVANCES FROM PURCHASERS OF APARTMENTS AND OTHERS, NET

                                                                         CONSOLIDATED                 THE COMPANY
                                                                -------------------------------    --------------
                                                                   DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                          1995             1994              1995
                                                                --------------   --------------    --------------

        Advances from purchasers                                        12,408           32,294             4,967
                                                                --------------   --------------    --------------

        Less - land                                                      1,791            6,822             1,315
               construction work                                         8,496           21,697             2,792
                                                                --------------   --------------    --------------

                                                                        10,287           28,519             4,107
                                                                --------------   --------------    --------------

                                                                         2,121            3,775               860
                                                                ==============   ==============    ==============


NOTE 15 - CREDIT FROM BANKING ENTITIES


                                                                                           CONSOLIDATED
                                                                      TERMS OF   --------------------------------
                                                                       LINKAGE      DECEMBER 31       DECEMBER 31
                                                                  AND INTEREST             1995              1994
                                                                --------------   --------------    --------------

        Overdraft                                               Prime + 1%                  324               235
        Import financing                                        German Marks              1,458             1,435
        Short-term loans                                        14.2% - 14%              22,486             5,945
                                                                                 --------------    --------------

                                                                                         24,268             7,615
                                                                                 ==============    ==============


NOTE 16 - SUPPLIERS AND SUBCONTRACTORS

                                                                                           CONSOLIDATED
                                                                                 --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------

        Current accounts                                                                 14,963            10,886
        Checks and notes payable                                                          1,445             1,151
                                                                                 --------------    --------------

                                                                                         16,408            12,037
                                                                                 ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 17 - CREDITORS AND CREDIT BALANCES

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------

        Sellers of land                               31,992            30,413
        Provision for completion
         of construction                               9,720             3,702
        Income received in advance                     4,118             6,586              113                12
        Employees and other liabilities
         related to salaries                           3,385             3,742            1,028               891
        Deductions and taxes
         remittable                                   14,647            12,181              403               279
        Subsidiary current account*                                                      11,142            14,418
        Provision for losses
         of subsidiaries                                                                                    1,302
        Liability relating to
         appreciation tax and
         consent fees                                  8,668             2,897
        Expenses payable                               4,671             5,354              719               658
        Others                                         4,184             4,520              222                94
                                              --------------    --------------   --------------    --------------

                                                      81,385            69,395           13,627            17,654
                                              ==============    ==============   ==============    ==============

* Bear annual interest at prime rate + 1.5% (1994 - bear annual interest at prime rate + 1%).



NOTE 18 - DEFERRED TAXES

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

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 18 - DEFERRED TAXES (CONT'D)

        B.     CARRYFORWARD TO COMING YEARS OF LOSSES AND DEDUCTIONS FOR TAX
               PURPOSES

        Carryforward losses to coming years for tax purposes in subsidiary companies, adjusted for inflation are in the amount of NIS 16,553 thousand as at the balance sheet date (December 31, 1994 - NIS 17,233 thousand). In respect of these losses no deferred taxes have been recorded. Losses from securities that are deductible in the future years against a real income from marketable securities amount to an adjusted amount of NIS 17,327 thousand at balance sheet date. No deferred taxes have been recorded for these losses. Deductions for inflation of subsidiaries carried forward are in the amount of NIS 18,445 thousand (December 31, 1994 - NIS 14,113 thousand).

        The balances of carryforward losses and the deduction for inflation are carried forward linked to the changes in the consumer price index as per the Law mentioned in A above.


        C.     DEFERRED TAXES

        1.     Composition:

                              IN RESPECT OF    IN RESPECT OF             OTHER            TOTAL             TOTAL
                                DEPRECIABLE         BUILDING            TIMING
                                      FIXED         PROJECTS       DIFFERENCES      DECEMBER 31       DECEMBER 31
                                     ASSETS    LESS ADVANCES                               1995              1994
                             --------------   --------------    --------------   --------------    --------------
        A.     CONSOLIDATED
        Balance as at
         beginning
         of year                     (5,615)         (27,040)            9,620          (23,035)          (20,425)
        Changes                        (617)           9,346            (5,170)           3,559            (2,610)
                             --------------   --------------    --------------   --------------    --------------
        Balance as at
         end of year                 (6,232)         (17,694)            4,450          (19,476)          (23,035)
                             ==============   ==============    ==============   ==============    ==============

        B.     THE COMPANY
        Balance as at
         beginning of year               11                                324              313               288
        Changes                          11                              1,191            1,180                25
                             --------------   --------------    --------------   --------------    --------------

        Balance as at
         end of year                     22                              1,515            1,493               313
                             ==============   ==============    ==============   ==============    ==============

        2.     The deferred taxes are stated as follows:

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------

        Under current assets                           2,274               948            1,515               324
        Under current liabilities                     (4,850)           (4,940)
        Under long-term liabilities                  (16,900)          (19,043)             (22)              (11)
                                              --------------    --------------   --------------    --------------

                                                     (19,476)          (23,035)           1,493               313
                                              ==============    ==============   ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 19 - LONG-TERM LIABILITIES

        A.     COMPOSITION:

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------


        Debentures convertible
         to shares (1)                                 4,403             8,856
        Debentures (2)                                40,907            47,851
        Liabilities to banking
         entities (3)                                101,540               880              627               880
        Other liabilities (4)                         53,005            12,221            7,216            16,966
                                              --------------    --------------   --------------    --------------

                                                     199,855            69,808            7,843            17,846
                                              ==============    ==============   ==============    ==============


        (1)    DEBENTURES CONVERTIBLE INTO SHARES

        (a)    Composition:

                                                                                           CONSOLIDATED
                                                                                 --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------


               Total debentures convertible to shares                                     8,806            13,284
               Current maturities                                                        (4,403)           (4,428)
                                                                                 --------------    --------------

                                                                                          4,403             8,856
                                                                                 ==============    ==============


        (b) Debentures convertible into shares, the balance of which at the balance sheet date was NIS 8,806 thousand, were issued by Bayside Land Corporation Ltd. (subsidiary) per a prospectus published on May 5, 1993. The debentures bear interest at the rate of 0.1% per annum and are linked (principle and interest) to the consumer price index. The redemption dates are in the years 1996 - 1997. Alternatively, conversion is permitted on every business day until June 9, 1997 into regular shares of NIS 1 nominal value of Bayside Land Corporation Ltd. at the conversion rate of NIS 192 nominal value of debentures for one share of NIS 1 nominal value (19,220%), subject to adjustments.


        (c) In 1995, debentures of a nominal value of NIS 32 thousand were converted into 169 ordinary shares. Also, the Company paid for redemption of NIS 2,597 thousand debentures the sum of NIS 4,458 thousand.


        (d) The debentures are secured by a first fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary committed not to create any lien on existing assets to secure any debt or liability without creating a similar lien of like kind and same degree in favor of the trustee until redemption and/or conversion of all the debentures from this issue.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 19 - LONG-TERM LIABILITIES (CONT'D)

        (2)    DEBENTURES

        Composition:

                                                                                            CONSOLIDATED
                                                                                 --------------------------------
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------


        Total debentures                                                                 47,717            54,190
        Current maturities                                                               (6,810)           (6,339)
                                                                                 --------------    --------------

                                                                                         40,907            47,851
                                                                                 ==============    ==============


        Series - 6 and 7

        Debentures from these series were issued in the past by the Property and Building Corporation Limited, and transferred to Property and Building (Finance 1986) Limited (subsidiary) under the framework of a reorganization between the companies which was approved by the court, effective from July 1, 1987, together with the long-term deposits whose source was the proceeds from the issue of the debentures. These debentures, the balance of which at balance sheet date amount to NIS 4,922 thousand (December 31, 1994 - NIS 6,913 thousand) bear interest at the rate of 5% per annum and are linked (principle and interest) to the consumer price index. The redemption dates of the balance of debentures are in the years up to 1997.

        Series B

        Debentures from this series, the balance of which as at the balance sheet date was NIS 42,795 thousand were issued by the Property and Building (Finance 1986) Limited (subsidiary) per the prospectus published on July 29, 1990. The debentures bear interest at the rate of 1.85% per annum and are linked (principle and interest) to the consumer price index. The redemption dates are in the years 1996 - 2005. The debentures were issued to the public at a price of NIS 90 for every NIS 100 nominal value of debenture.

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

        Assurance of regular trading of debentures - See Note 21B.


        (3)    LIABILITIES TO BANKING ENTITIES

                                                                                    DECEMBER 31       DECEMBER 31
                                   INTEREST                            CURRENT             1995              1994
                                       RATE            TOTAL        MATURITIES          BALANCE           BALANCE
                             --------------   --------------    --------------   --------------    --------------
                                          %
                             --------------

        Consolidated
         balance sheet           4.9 - 5.75          101,791               152          101,540               880
                                              ==============    ==============   ==============    ==============
        Company balance
         sheet                         5.75              878               251              627               880
                                              ==============    ==============   ==============    ==============


        The above liabilities are linked to the consumer price index

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 19 - LONG-TERM LIABILITIES (CONT'D)

        (4)    OTHER LONG-TERM LIABILITIES

        Composition:

                                                                                    DECEMBER 31       DECEMBER 31
                                   INTEREST                            CURRENT             1995              1994
                                       RATE            TOTAL        MATURITIES          BALANCE           BALANCE
                             --------------   --------------    --------------   --------------    --------------
                                          %
                             --------------

        Consolidated
         balance sheet
        Sellers of land (1)                            8,687             1,634            7,053             8,007
        Liabilities for
        construction (2)                              45,952                             45,952             4,214
                                              --------------    --------------   --------------    --------------

                                                      54,639             1,634           53,005            12,221
                                              ==============    ==============   ==============    ==============


        Company balance sheet

        Subsidiary
         company (3)             4.25 - 5.5           24,126            16,910            7,216            16,966
                                              ==============    ==============   ==============    ==============


        (1) Liability to transfer apartments to the owners form whom the land was purchased.

        (2) The liability is non-interest bearing and is linked to the construction input index (pertaining to an amount of NIS 44,139 - see also Note 21 B.5.).

        (3)    The loan is linked to the consumer price index.


        (5)    CLASSIFICATION OF LONG-TERM LIABILITIES BY YEARS OF MATURITY

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
        Within 12 months -
         current maturities                           13,098            19,672           17,161               252
                                              ==============    ==============   ==============    ==============

        During second year                            42,812            16,658            7,530               252
        During third year                              4,662            12,363              313               315
        During fourth year                             4,349             4,613                                313
        During fifth year                             74,789             4,298
        Beyond fifth year till 2005                   21,050            25,792
        Without redemption date *                     52,193             6,084
        A loan repayable not later
         than December 31, 1996, with
         an option of early redemption                                                                     16,966
                                              --------------    --------------   --------------    --------------

                                                     199,855            69,808            7,843            17,846
                                              ==============    ==============   ==============    ==============

        * Liabilities pertaining to construction and land sellers.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 20 - LIABILITY IN RESPECT OF EMPLOYEE SEVERANCE PAY

        A. The commitments in respect of employee severance pay of the Company and of its subsidiaries are fully covered by deposits with severance pay funds, profits and linkage increments accrued thereon, insurance policies and provisions. With respect to the major part of the above-mentioned sums, the Group companies have no rights of withdrawal.

        B.     Composition

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------
               Liability in respect of
                employee severance                     6,933             7,439              305               266
               Less - amounts funded*                  4,843             5,654              305               266
                                              --------------    --------------   --------------    --------------

                                                       2,090             1,785                -                 -
                                              ==============    ==============   ==============    ==============


               * Not including the surrender values of insurance policies for severance pay.

        C. A wholly-owned subsidiary is committed to a retirement arrangement with a widow of an ex-general manager of the subsidiary. Based on an independent actuary's opinion, a liability amounting to NIS 2.1 million (December 31, 1994 - NIS
               1.9 millions) is included in the balance sheet.



NOTE 21 - CONTINGENT LIABILITIES AND COMMITMENTS

                                                        CONSOLIDATED                       THE COMPANY
                                              --------------------------------   --------------------------------
                                                 DECEMBER 31       DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                        1995              1994             1995              1994
                                              --------------    --------------   --------------    --------------

        A.     GUARANTEES GRANTED

        1.     In respect of dwelling
                purchase insurance*                      215               410              379               410
        2.     On behalf of subsidiaries**                30                38           63,578            53,112


               *  See also Note 10C.
               ** Relating to implementation guarantees.  The Company balance sheet includes also guarantees relating to debentures issued.

        The guarantees are linked mainly to the consumer price index and partly to the construction input index and to the rate of the U.S. dollar.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 21 - CONTINGENT LIABILITIES AND COMMITMENTS (CONT'D)

        B.     COMMITMENTS

        1. In the terms of a prospectus for the issue of debentures (series "B") by a subsidiary as stated in Note 19A.(2) the Company supplied a bank with debentures out of the aforementioned issue, in an amount of NIS 375,000 N.V. and cash of NIS 337,500 linked with terms identical to those of the debentures. The debentures and cash held by the bank will be used to ensure regular trading at the stock exchange and will be reduced proportionately to the repayment of the debentures. As at December 31, 1995, balances held by the bank, per the above arrangement, amounted to NIS 365 thousand (nominal value) in debentures and NIS 676 thousand in cash (including short-term deposits) (December 31, 1994 - NIS 377 thousand nominal value and NIS 591 thousand, in cash).

        2. There are commitments of the Company and subsidiaries in respect of construction works and land purchasing estimated at balance sheet date to an approximate amount of NIS 191 million.

        3. A subsidiary leased out part of a building to the Government of Israel for a term of 15 years, from the year 1993, with a right, of the lessee, to shorten the term to 12 years.

        4. The Company has signed an agreement with a subsidiary according to which the subsidiary will manage a construction project for the Company, and will receive a management fee at a given rate of the sales proceeds. During the reported year, approximately NIS 160 thousand were paid.

        5. During the reported year a subsidiary company purchased 72% of the rights in 72 dunams of land in exchange for approximately NIS
               44.1 million that will be paid by way of construction services.


        C. In May 1986, a claim was lodged against the Company and a subsidiary, in respect of brokerage fees for a real estate transaction. As at balance sheet date the claim was set at approximately NIS 6 million (including linkage increments). According to legal counsel of the Company, under the circumstances of the case as described by the companies and based on data supplied by them and the criteria set forth by court decisions in similar cases, the claimant is not entitled to brokerage fees, neither from the Company nor from its subsidiary; accordingly no provision therefor has been made in the accounts with relation to the aforementioned claim.


        D. The Value Added Tax authorities have issued assessments to a consolidated subsidiary, for the period January 1, 1990 through September 30, 1994, wherein they disallowed the offsetting of tax input items relating to development activities, in an amount of NIS 587 thousand, including linkage differences, interest and penalties. In the opinion of the legal counsel representing the company in this case, there are good reasons that the assessed amounts will be cancelled and, accordingly, no provision therefore has been recorded in the books.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 21 - CONTINGENT LIABILITIES AND COMMITMENTS (CONT'D)

        E. Subsequent to balance sheet date a legal suit was filed against a subsidiary and others in regards to the distribution of the profit from a project which was executed in the years 1981 - 1985. The suit is in the amount of NIS 3,449 thousand plus legal expenses. In the opinion of the management of the subsidiary, based on a legal opinion received, the outcome of the suit is, at this stage, difficult to evaluate. The subsidiary is preparing a statement of defense against the suit. Accordingly, no provision therefore has been recorded in the books.



NOTE 22 - INCOME FROM CONSTRUCTION AND OTHER SOURCES

                                                                                   CONSOLIDATED
                                                                -------------------------------------------------
                                                                    YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                   DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                          1995             1994              1993
                                                                --------------   --------------    --------------

        Apartments, stores and land                                    151,463          189,520           147,733
        Air-conditioning systems and others                             30,959           22,778            18,167
        Citrus crop                                                      1,335              820               890
                                                                --------------   --------------    --------------

                                                                       183,757          213,118           166,790
                                                                ==============   ==============    ==============



NOTE 23 - THE COMPANY'S SHARE IN THE NET EARNINGS OF INVESTEE COMPANIES

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
The Company's
 share, net, in
 the earnings
 of investee
 companies                  11,317*          4,076          5,005          49,080*         27,680          37,077
Add - Portion
 of initial
 difference
 amortized                    (403)            201             (5)            347              20              63
                     -------------  --------------  -------------   -------------   -------------   -------------

                            10,914           4,227          5,000          49,427          27,700          37,140
                     =============  ==============  =============   =============   =============   =============

Includes dividend
 received                    7,892           1,554          4,383           9,442           6,207           4,092
                     =============  ==============  =============   =============   =============   =============


* In the past, the Company's equity in the earnings and in the net asset value of two affiliates was based on financial statements of the affiliates with a time lag of six months. Beginning with the Company's financial statements of September 30, 1995 the net asset value data of the affiliates is based on their up-to-date financial statements. As a result of the elimination of the time lag, the Company's share in the earnings of affiliates increased by NIS 1,858 thousand.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 24 - INCOME FROM INVESTMENTS AND FIXED ASSETS

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
Profit from
 issues of
 capital by
 investee companies             52           3,837          6,703              52           3,837           6,703
Gains on
 realization of
 investments in
 investee companies                          1,128
Gains on sale
 of fixed
 assets and land             5,567          11,140          2,587              46
                     -------------  --------------  -------------   -------------   -------------   -------------

                             5,619          16,105          9,290              98           3,837           6,703
                     =============  ==============  =============   =============   =============   =============



NOTE 25 - INCOME FROM SECURITIES, FINANCING AND OTHERS, NET

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
Gains
 relating to
 marketable
 securities
 and compulsory
 government
 loans -
 appreciation                  359                          6,131
Interest from
 securities                  1,225                          1,466
                     -------------                  -------------
                             1,584                          7,597

Interest -

 From banks
  and others                 2,328           1,745          1,958              32             176
 From investee
  companies                                     56             55             570             111              55
Management fees              1,758           1,720            950           1,369           1,186           1,173
Decrease in the
 liability
 for pension                                 2,084
Other income                 1,130
                     -------------  --------------  -------------   -------------   -------------   -------------

                             6,800           5,605         10,560           1,971           1,473           1,228
                     =============  ==============  =============   =============   =============   =============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 26 - CONSTRUCTION COSTS AND OTHERS

                                                                                   CONSOLIDATED
                                                                -------------------------------------------------
                                                                    YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                   DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                          1995             1994              1993
                                                                --------------   --------------    --------------
        Apartments, stores and land -
        Construction expenses                                          101,168          122,731            98,995
        Land                                                            13,041           19,951            11,447
        Change in inventories of apartments
         and stores                                                     (5,220)             687             5,092
                                                                --------------   --------------    --------------

                                                                       108,989          143,369           115,534
                                                                --------------   --------------    --------------

        Air-conditioning systems and others -
        Materials and installation                                      27,806           20,491            17,372
        Change in inventories of air-conditioning
         and other equipment                                            (1,073)            (890)             (886)
                                                                ---------------  --------------    --------------

                                                                        26,733           19,601            16,486
                                                                --------------   --------------    --------------
        Citrus crop -
        Cultivating and picking expenses                                 1,057              958             1,000
                                                                --------------   --------------    --------------

                                                                       136,779          163,928           133,020
                                                                ==============   ==============    ==============

        Includes depreciation                                              488              428               430
                                                                ==============   ==============    ==============



NOTE 27 - ADMINISTRATIVE AND GENERAL EXPENSES

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                                 YEAR ENDED DECEMBER 31                          YEAR ENDED DECEMBER 31
                     --------------------------------------------   ---------------------------------------------
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
Salaries and
 related
 expenses                   17,280          15,413         15,016           4,258           3,736           3,577
Directors' fees                782             693            726             252             250             275
Professional
 services                    2,396           1,800          1,970             222             251             337
Office upkeep                2,835           2,537          2,231             862             666             296
Other                        2,467           1,764          1,709             434             360             411
                     -------------  --------------  -------------   -------------   -------------   -------------

                            25,760          22,207         21,652           6,028           5,263           4,896
Less -
Directors' fees
 received from
 affiliated
 companies                    (231)           (262)          (242)
Participation
 in expenses
 by a subsidiary                                                             (395)           (381)           (350)
                     -------------  --------------  -------------   -------------   -------------   -------------

                            25,529          21,945         21,410           5,633           4,882           4,546
                     =============  ==============  =============   =============   =============   =============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 28 - SELLING AND MARKETING EXPENSES

                                                                                   CONSOLIDATED
                                                                -------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31
                                                                -------------------------------------------------
                                                                          1995             1994              1993
                                                                --------------   --------------    --------------

        Salaries and related expenses                                    1,113              880               661
        Advertising                                                      1,730            1,425             1,939
                                                                --------------   --------------    --------------

                                                                         2,843            2,305             2,600
                                                                ==============   ==============    ==============



NOTE 29 - DEPRECIATION AND AMORTIZATION

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------

Depreciation                13,895          12,705         11,154           1,028           1,002             995
Amortization                 1,366           1,152          1,601              24              24              24
                     -------------  --------------  -------------   -------------   -------------   -------------

                            15,261          13,857         12,755           1,052           1,026           1,019
                     =============  ==============  =============   =============   =============   =============



NOTE 30 - FINANCING EXPENSES

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED   YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31   DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------

Decrease in value
 of securities                              30,375                             31              24              34
Interest on
 securities                                 (1,361)                           (13)             (9)            (14)
                                    --------------                  -------------   -------------   -------------

                                            29,014                             18              15              20

To investee companies                                                       2,377             757             145
In respect
 of debentures               1,065           1,245          1,725
To banks and others          3,225             484            902                             150              87
To income tax                                  102              3                                               4
                     -------------  --------------  -------------   -------------   -------------   -------------

                             4,290          30,845          2,630           2,395             922             256
                     =============  ==============  =============   =============   =============   =============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 31 - TAXES ON INCOME

A.      Composition:

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED   YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31   DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
Provision for
 current year               41,417          35,210         28,895             840             304           1,296
Adjustments
 relating to
 prior years                    16            (495)           822            (485)
Deferred taxes,
 net                        (3,559)          2,610          4,328          (1,180)            (23)            (28)
                     -------------  --------------  -------------   -------------   -------------   -------------

                            37,874          37,325         34,045            (825)            281           1,268
                     =============  ==============  =============   =============   =============   =============


B. Final tax assessments for the Company have been received through the years 1993. Subsidiary companies have received final assessments for tax years 1984-1993. One subsidiary has not received tax assessments since inception (1986).

C. In accordance with Amendment 91 to the Income Tax Ordinance, 1993, enacted on December 31, 1992, the Company tax rate is being reduced from the rate of 40% in force in 1992. The aforesaid reduction is being affected in stages over four years until the year 1996 when the rate will be 36%.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 31 - TAXES ON INCOME (CONT'D)

D. The main differences between the theoretical tax on the reported income and the amount of the provision for taxes actually charged for the current year:

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------
Adjusted income
 before taxes
 per statement
 of earnings               108,134          83,150         93,655          47,795          30,961          44,668
                     =============  ==============  =============   =============   =============   =============

Statutory
 tax rate (%)                   37              38             39              37              38              39
                     =============  ==============  =============   =============   =============   =============

Theoretical tax
 on the
 adjusted earnings          40,010          31,597         36,525          17,684          11,765          17,421

Addition (saving) of tax, from:
Company's share in
 the net earnings of
 investee companies         (4,038)         (1,625)        (1,950)        (18,288)        (10,525)        (14,484)
Realization of
 investments in
 and profit on
 issue of capital
 by investee companies         (19)         (1,830)        (2,614)            (19)         (1,458)         (2,614)
Expenses not recognized
 for tax purposes:
 Depreciation and
  amortization               3,079           2,942          2,108             268             288             303
 Others                        326             675            404             100             148             195
Inflationary
 erosion of advance
 tax payments                  888           1,120            822              25              54              39
Income subject to
 reduced tax rates            (267)         (1,026)          (649)
Losses carryforward
 from prior years             (680)           (636)          (669)
Losses for which
 deferred taxes were
 not provided (mainly
 from securities)               30           8,444             13
Outside shareholder
 in joint venture             (260)           (900)          (287)
The effect of changes
 in tax rates               (1,211)
Others - net                                  (941)          (480)           (110)              9             408
Adjustments in relating
 to prior years                 16            (495)           822            (485)
                     -------------  --------------  -------------   -------------   -------------   -------------

                            37,874          37,325         34,045            (825)            281           1,268
                     =============  ==============  =============   =============   =============   =============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 32 - RELATED PARTIES AND INTERESTED PARTIES

CONSOLIDATED

                                      CONSOLIDATED                                    THE COMPANY
                     --------------------------------------------   ---------------------------------------------
                        YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                       DECEMBER 31     DECEMBER 31    DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                              1995            1994           1993            1995            1994            1993
                     -------------  --------------  -------------   -------------   -------------   -------------

A.  BALANCE SHEET DATA

Loans, deposits,
 securities and
 cash at banks              19,160          25,432                          1,367           1,318
Loans from banks            10,660           5,498                          1,878           1,132
Loans from
 investee companies                                                                        16,966
Creditors - land
 sellers and others             81
Proposed dividend           12,506           9,800                          8,500           6,517


B.  STATEMENT OF
     EARNINGS DATA

FINANCING INCOME FROM
 DEPOSITS AND LOANS

From investee companies                         56             55             570             111              55
From banks and others        2,328           1,242            387              32             111              21
                                                                                                              350

PARTICIPATION OF
 RELATED PARTIES
 IN GENERAL EXPENSES                                                          395             381

OTHER INCOME FROM
 RELATED PARTIES

Management fees              1,758           1,720            948           1,369           1,186           1,173
Rent                        12,460          12,538         11,854           1,060           1,025             941
Profit from issues
 of capital by
 investee companies                                         2,797                                           2,797

FINANCING CHARGES TO
 RELATED PARTIES

Banks and others             1,884             788            435                             150              86

SALARY AND FRINGE
 BENEFITS TO AN
 INTERESTED PARTY
 EMPLOYED BY
 THE COMPANY                 1,150           1,016            993           1,150           1,016             993

PAYMENTS TO MEMBERS OF
 THE BOARD OF DIRECTORS
 (for 8 directors)             252             250            252             252             250             252


C.      TRUST FUNDS ARE MANAGED BY A RELATED PARTIES.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 33 - PRIVATE PLACEMENT AND ISSUE OF SUBSIDIARY

        A.     PRIVATE PLACEMENT

        1. In March 1995, the Company transferred 100% of the shares of Naveh Building and Development Ltd and 80% of the shares of Gad Construction Co. Ltd (the remaining 20% were held by Naveh) which were held by Property and Building Co. Ltd to Hadarim Properties Ltd. (hereinafter Hadarim), in consideration for the private placement of 3,281,500 shares of Hadarim of a par value of NIS 1 each at a price of NIS 74.63 per share to Property and Building Co. Ltd.

        2. In connection with the above private placement Property and Building Co., has undertaken to indemnify Hadarim for the value of plots of land of a subsidiary, in respect of which there is a contract with the Israel Lands Authority, in the event that the contract will not be extended and the plots will revert to the authority. In the event that a payment will have to be made to the Authority, Property and Building Co will pay to Hadarim an amount which will not exceed NIS 11.1 million. Such amount will be linked to the cost of living index (of September 1994) and will be bear interest of 8% p.a.


        B.     POST BALANCE SHEET EVENT - SUBSIDIARY COMPANY ISSUE

        In the month of March 1996, the subsidiary, Hadarim Properties Ltd., effected an issue to the public of registered bonds in the amount of NIS 49,250,000, (as well as to another subsidiary in the amount of NIS 738,750 to assure regular trading). The bonds bear interest of 3.5% p.a., are linked to the consumer price index and are convertible until February 8, 2001. 615,625 share purchase option warrants which are exercisable until February 28, 2000 were also issued to the public. The proceeds from the public issues amounted to NIS 53,260 thousand.

        In addition, 2,072,600 ordinary shares of NIS 1 each were issued to the shareholders of the subsidiary by way of rights. The proceeds of this issue amounted to NIS 70,054 thousand.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 34 - CONDENSED FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUE
        - THE COMPANY

        A.     BALANCE SHEET

                                                   DECEMBER 31       DECEMBER 31
                                                          1995              1994
                                                --------------    --------------
        CURRENT ASSETS

        Cash and cash equivalents                          766               635
        Marketable securities                              601               584
        Customers                                                            103
        Accounts receivable and
         debit balances                                  2,975             1,354
        Building projects under construction               668
                                                --------------

                                                         5,010             2,676
                                                --------------    --------------

        LAND                                            13,535            10,199
                                                --------------    --------------


        INVESTMENTS

        In investee and other companies                343,365           281,291
                                                --------------    --------------

        FIXED ASSETS

        Buildings, land, plantations
         and other                                       9,093             6,794

        Less/- Accumulated depreciation                    374               298
                                                --------------    --------------

                                                         8,719             6,496
                                                --------------    --------------

        DEFERRED CHARGES
         AND OTHER ASSETS                                   32                34
                                                --------------    --------------



                                                       370,661           300,696
                                                ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 34 - CONDENSED FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUE
        - THE COMPANY
(CONT'D)

        A.     BALANCE SHEET (CONT'D)

                                                   DECEMBER 31       DECEMBER 31
                                                          1995              1994
                                                --------------    --------------
        CURRENT LIABILITIES

        Advances from purchasers of
         apartments and others, net                        990
        Current maturities of
         long-term liabilities                          17,161               233
        Creditors and credit balances                   13,627            17,935
        Proposed dividend                                8,500             6,028
                                                --------------    --------------

                                                        40,278            24,196
                                                --------------    --------------

        LONG-TERM LIABILITIES

        Liabilities to banking
         entities                                          627               814
        Other long-term liability                        7,216            15,694
                                                --------------    --------------

                                                         7,843            16,508
                                                --------------    --------------


        SHAREHOLDERS' EQUITY

        Share capital (Note 34D1)                        3,546             3,546
        Capital surplus                                 17,409            11,019
        Retained earnings                              301,585           245,427
                                                --------------    --------------

                                                       322,540           259,992
                                                --------------    --------------



                                                       370,661           300,696
                                                ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 34 - CONDENSED FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUE
        - THE COMPANY
(CONT'D)
a
B.      STATEMENTS OF EARNINGS FOR THE YEAR ENDED DECEMBER 31

                                            1995            1994            1993
                                   -------------   -------------   -------------

INCOME

Rentals and warehousing                    6,156           5,536           5,253
The Company's share
 in the net earnings
 of investee companies                    66,690          50,003          43,676
Gains and other credits
 relating to investments
 and fixed assets                            103           5,734          10,660
Income from securities,
 financing and
 others, net                               2,843           2,459           1,792
                                   -------------   -------------   -------------

                                          75,792          63,732          61,381
                                   -------------   -------------   -------------

COSTS AND EXPENSES

Administrative, selling
 and others                                5,485           4,392           3,611
Property maintenance
 (excluding depreciation)                    652             909             833
Depreciation and amortization                150              83              65
Property taxes on land                       398             506             271
Financing                                  5,313           2,079             567
                                   -------------   -------------   -------------

                                          11,998           7,969           5,347
                                   -------------   -------------   -------------

Earnings before
 taxes on income                          63,794          55,763          56,034

TAXES ON INCOME                             (864)            145             950
                                   -------------   -------------   -------------

Net earnings for the year                 64,658          55,618          55,084
                                   =============   =============   =============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 34 - CONDENSED FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUE
        - THE COMPANY (CONT'D)

        C.     STATEMENT OF SHAREHOLDERS' EQUITY

                                                     SHARE             CAPITAL         RETAINED             TOTAL
                                                     CAPITAL           SURPLUS         EARNINGS
                                              --------------    --------------   --------------    --------------
        BALANCE AS AT
         JANUARY 1, 1993                               3,546             3,979          153,821           161,346

        Net earnings for the year
         ended December 31, 1993                                                         55,084            55,084
        Capitalization of earnings related
         to an issue of a subsidiary                                     7,040           (7,040)
        Proposed dividend - 115%                                                         (6,028)           (6,028)
                                              --------------    --------------   --------------    --------------

        BALANCE AS AT
         DECEMBER 31, 1993                             3,546            11,019          195,837           210,402

        Net earnings for the year
         ended December 31, 1994                                                         55,618            55,618
        Proposed dividend - 170%                                                         (6,028)           (6,028)
                                              --------------    --------------   --------------    --------------

        BALANCE AS AT
         DECEMBER 31, 1994                             3,546            11,019          245,427           259,992

        Net earnings for current year                                                    64,658            64,658
        Capital surplus from private
         placement of shares of a
         subsidiary                                    6,390                              6,390
        Proposed dividend - 240%                                                         (8,500)           (8,500)
                                              --------------    --------------   --------------    --------------

        BALANCE AT DECEMBER 31, 1995                   3,546            17,409          301,585           322,540
                                              ==============    ==============   ==============    ==============




        D.     SHARE CAPITAL

        1.     Composition:

                                                                                     DECEMBER 31 1994 AND 1995
                                                                                 --------------------------------
                                                                                     AUTHORIZED        ISSUED AND
                                                                                                       FULLY PAID
                                                                                 --------------    --------------

        Ordinary shares of NIS 1 n.v.
         each (registered) quoted                                                     6,000,000         3,545,814
                                                                                 ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 34 - CONDENSED FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUE


        D.     SHARE CAPITAL (CONT'D)

        2. On May 19, 1993 the Company published a profile regarding the private placement of options exercisable for ordinary registered shares of NIS 1 nominal value each, of the Company, including up to NIS 24,996 to senior employees of the Company and its subsidiaries (including NIS 7,099 to a related party). Half of the options were granted within the date of the profile and the second half was granted within a year from that date. The options will be exercisable during a three year period beginning from two years after their having been granted.

               On December 2, 1994, the Company published an additional profile with respect to a private placement of options, exercisable for registered ordinary shares of NIS 1 par value of the Company having an aggregate par value of NIS 14,860, to senior employees of the Company and its subsidiaries (including NIS 4,250 par value to a related party). Half of the options were granted soon after the date of the profile, while the other half was granted this year. The options will be exercisable during a two year period beginning from the date they were granted.

               Assuming exercise of all of the options, the total shares distributed will represent approximately 1.12% of the Company's equity and the voting power therein.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC

        A.     CHANGE IN REPORTING PRINCIPLES

        The main consolidated financial statements of Property and Building Corporation Limited and subsidiaries as at December 31, 1995 and for the year ended at that date are prepared in NIS adjusted for the changes in the consumer price index, according to the rules set forth in the opinions of the Institute of Certified Public Accountants in Israel.

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

        2. The balances in NIS as at January 1, 1993, were calculated by the translation to NIS of the non-monetary assets and capital reserves and surplus as presented in the dollar statements as at December 31, 1993 according to the exchange rate in effect at that date ($1 = NIS 2.764).

        3. Transactions executed after January 1, 1993 are stated in the special statements at their original value in nominal NIS.

        4. In addition to their being presented according to the instructions of PEC, the special statements were adjusted to the generally accepted accounting principles in the United States.

        5. During 1995 the Company adopted Opinion No. 57 of the Institute of Certified Public Accountants in Israel whereby entities under joint control are consolidated on a proportional basis. For the purposes of this Note the opinion has not been implemented. The non-implementation has no effect on the profits reported under this Note.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC
(CONT'D)

        B.     CONDENSED FINANCIAL STATEMENTS

        1.     BALANCE SHEET
                                                          CONSOLIDATED
                                               --------------------------------
                                                  DECEMBER 31       DECEMBER 31
                                                         1995              1994
                                               --------------    --------------
        CURRENT ASSETS

        Cash and cash equivalents                      19,001            23,219
        Short-term deposits and loans                     302               662
        Marketable securities                          29,862            78,475
        Compulsory government loans                         -                34
        Customers                                      22,936            17,296
        Accounts receivable and debit
          balances                                     33,694            17,016
        Apartments and other inventories                7,069             3,320
        Building projects and under
          construction                                 20,509            26,119
                                               --------------    --------------

                                                      133,373           166,141
                                               --------------    --------------



        LAND                                          241,907           134,808
                                               --------------    --------------

        LONG-TERM DEPOSITS                              1,567             2,887
                                               --------------    --------------

        INVESTMENTS

        In investee companies                          99,966            82,956
                                               --------------    --------------



        FIXED ASSETS

        Buildings, land and other                     539,903           373,752

        Less/- Accumulated depreciation                87,619            80,568
                                               --------------    --------------

                                                      452,284           293,184
                                               --------------    --------------


        DEFERRED CHARGES AND OTHER ASSETS              23,879            16,243
                                               --------------    --------------



                                                      952,976           696,219
                                               ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC
(CONT'D)

        B.     CONDENSED FINANCIAL STATEMENTS (CONT'D)

        1.     BALANCE SHEET (CONT'D)
                                                          CONSOLIDATED
                                               --------------------------------
                                                  DECEMBER 31       DECEMBER 31
                                                         1995              1994
                                               --------------    --------------
        CURRENT LIABILITIES

        Advances from purchasers of apartments
          and others, net                               2,571             8,108
        Credit from banking entities                   24,268             7,039
        Current maturities of long-term
          liabilities                                  13,098            16,655
        Suppliers and sub-contractors                  16,408            11,135
        Creditors and credit balances                  81,358            64,622
        Deferred taxes                                  2,735             1,434
        Proposed dividend                              12,506             8,635
                                               --------------    --------------

                                                      152,944           117,628
                                               --------------    --------------


        LONG-TERM LIABILITIES

        Long-term loans                               217,108            69,164
        Deferred taxes                                  2,215             2,945
        Liability in respect of employee
          severance pay                                 2,090             1,651
                                               --------------    --------------

                                                      221,413            73,760
                                               --------------    --------------

        MINORITY INTEREST                             169,594           160,079
                                               --------------    --------------

        SHAREHOLDERS' EQUITY

        Share capital                                  80,729            80,729
        Capital surplus                                16,700             7,934
        Retained earnings                             311,596           256,089
                                               --------------    --------------

                                                      409,025           344,752
                                               --------------    --------------



                                                      952,976           696,219
                                               ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC
(CONT'D)

        B.     CONDENSED FINANCIAL STATEMENTS (CONT'D)

        2.     STATEMENT OF EARNINGS FOR THE YEAR ENDED DECEMBER 31

                                                          CONSOLIDATED
                                               --------------------------------
                                                         1995              1994
                                               --------------    --------------
        INCOME

        Rentals and warehousing                        93,306            77,081
        From construction and other sources           172,010           177,866
        The Company's share in the net
         earnings of investee companies                13,474             7,055
        Gains and other credits relating to
         investments and fixed assets                   6,447            15,213
        Income from securities, financing
         and others, net                               13,092            11,272
                                               --------------    --------------
                                                      298,329           288,487
                                               --------------    --------------

        COST AND EXPENSES

        Cost of construction
          and other sources                           120,250           129,938
        Administrative, selling and others             27,666            21,933
        Property maintenance (excluding
          depreciation)                                 8,418             7,161
        Depreciation and amortization                   8,738             7,053
        Property taxes on land                          4,805             4,290
        Financing                                      10,945            25,769
                                               --------------    --------------
                                                      180,822           196,144
                                               --------------    --------------

        EARNINGS BEFORE TAXES ON INCOME               117,507            92,343

        Taxes on income                                31,000            23,047
                                               --------------    --------------
        Earnings after taxation                        86,507            69,296

        Less/- MINORITY INTEREST IN EARNINGS           26,690            23,924
                                               --------------    --------------

        Net earnings before effect of an
          accounting change                            59,817            45,372

        Accumulated effect as at January 1,
          1994 of adjustment in accounting
          treatment of income from marketable
          securities                                                      2,350
                                               --------------    --------------

        NET EARNINGS                                   59,817            47,722
                                               ==============    ==============

        EARNINGS PER SHARE
        Primary earnings per share of NIS
          1.00 par value (in NIS)                       16.87             13.46
                                               ==============    ==============

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC
(CONT'D)

        B.     CONDENSED FINANCIAL STATEMENTS (CONT'D)

        3.     STATEMENT OF SHAREHOLDERS' EQUITY

                                                       SHARE           CAPITAL         RETAINED             TOTAL
                                                     CAPITAL           SURPLUS         EARNINGS
                                              --------------    --------------   --------------    --------------
        BALANCE AS AT
         JANUARY 1, 1994                              80,729             7,623          214,395           302,747

        Net earnings for the year
         ended December 31, 1994                           -                 -           47,722            47,722

        Paid-in capital stock options                      -               311                -               311

        Proposed dividend - 170%                           -                 -           (6,028)           (6,028)
                                              --------------    --------------   --------------    --------------

        BALANCE AS AT
         DECEMBER 31, 1994                            80,729             7,934          256,089           344,752

        Net earnings for the year
         ended December 31, 1995                           -                 -           59,817            59,817

        Elimination of time lag*                           -                 -            4,190             4,190

        Capital surplus from private
         placement of shares of a
         subsidiary                                        -             8,507                -             8,507

        Paid-in capital stock options, net                 -               259                -               259

        Proposed dividend, net - 240%                      -                 -           (8,500)           (8,500)
                                              --------------    --------------   --------------    --------------

        BALANCE AS AT
         DECEMBER 31, 1995                            80,729            16,700          311,596           409,025
                                              ==============    ==============   ==============    ==============


        * In the past, the Company's equity in the earnings and in the net asset value of two affiliates was based on financial statements of the affiliates with a time lag of six months. Beginning with the Company's financial statements of September 30, 1995 the net asset value data of the affiliates is based on their up-to-date financial statements. As a result of the elimination of the time lag, the Company's share in the earnings of affiliates increased by NIS 4,190 thousand.

                     Property and Building Corporation Limited and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 1995 (IN NIS THOUSANDS)
- -------------------------------------------------------------------------------

NOTE 35 - STATEMENTS FOR INCORPORATION IN THE FINANCIAL STATEMENTS OF PEC
(CONT'D)

        C.     ADJUSTMENT OF THE NOMINAL INCOME
                TO THE INCOME FOR THE PURPOSE OF PEC:

                                                                                     YEAR ENDED        YEAR ENDED
                                                                                    DECEMBER 31       DECEMBER 31
                                                                                           1995              1994
                                                                                 --------------    --------------

        Nominal net income as per the statement of earnings                              64,658            55,618

        Adjustment of differences relating to the following items:

        Advances from apartment purchasers                                                  (21)              328
        Construction work and land                                                       (3,255)           (6,649)
        The Company's share in the net earnings
         of investee companies                                                           (4,111)           (3,826)
        Income from investments and fixed assets                                           (363)           (2,288)
        Financing                                                                            43            (1,215)
        Depreciation and amortization                                                    (3,225)           (3,423)
        Deferred taxes                                                                    5,315             6,183
        Minority interest in earnings                                                     1,620               916
        Others                                                                             (844)             (272)
        Accumulated effect as at January 1, 1995
         of adjustment in accounting treatment of
         income from marketable securities, net                                                             2,350

        Net income as for the "special purpose"
         statement of earnings                                                           59,817            47,722
                                                                                 ==============    ==============





                     Property and Building Corporation Limited and Subsidiaries

ANNEX - PERCENTAGE OF HOLDING IN INVESTEE COMPANIES AS AT DECEMBER 31, 1995


                                                            1995                               1994
                                              --------------------------------   --------------------------------
                                                         PERCENT OF HOLDING(1)              PERCENT OF HOLDING(1)
                                              --------------------------------   --------------------------------
                                                      VOTING            EQUITY           VOTING            EQUITY
                                              --------------   ---------------   --------------   ---------------
                                                           %                 %                %                 %
                                              --------------   ---------------   --------------   ---------------
        SUBSIDIARY COMPANIES

        Bayside Land Corporation Ltd.*                 66.05             61.18            66.05             61.18
        Hadarim Properties Ltd.                        90.00             90.00            72.67             72.67
        Naveh Building & Development Ltd.              90.00             90.00           100.00            100.00
        "Gad" Building Company Ltd.                    90.00             90.00           100.00            100.00
        Shadar Building Company Ltd.                  100.00            100.00           100.00            100.00
        Merkaz Herzlia "A" Ltd.                       100.00            100.00           100.00            100.00
        Merkaz Herzlia "B" Ltd. (2)                   100.00             74.16           100.00             74.16
        "Hon" Investment and Trust
         Company Ltd.                                 100.00            100.00           100.00            100.00
        Property and Building
         (Finance 1986) Ltd.                          100.00            100.00           100.00            100.00

        Aclim 2000 for Ecology Ltd.                   100.00            100.00           100.00            100.00
        "Gilat" Building and Housing
         in Development Areas Ltd.                    100.00            100.00           100.00            100.00
        Nichsei Nachalat Beit Hashoeva B.M.            50.00             50.00            50.00             50.00

        "Ispro" The Israeli Properties
         Rental Corp. Ltd.                             58.42             58.42            55.20             55.20

        AFFILIATED COMPANIES

        Science Based Campus Ltd.                      50.00             50.00            50.00             50.00
        Mehadrin Ltd.                                  31.35             31.35            31.21             31.21
        Pri - Or Ltd. (3)                              12.12             12.12            12.12             12.12
        Bartan Holdings and Investment Ltd.            37.19             37.19            37.19             37.19
        K.B.A Townbuilders Group Ltd. (4)              20.59             20.59            20.59             20.59


        (1)    Including shareholding through subsidiaries.

        (2) This shareholding entitles the Company to 97.35% of the profits distributed by way of cash dividend.

        (3) An additional shareholding is held in "Pri-Or" through "Mehadrin".

        (4)    Directly and through A.A. Holdings Ltd.


        * In accordance with the plan for the distribution of options to senior employees exercisable for ordinary shares of NIS 1 par value of the Bayside Land Company, Ltd. from November 13, 1995, options are to be distributed, at no consideration, having an aggregate par value of NIS 6,970. The options are granted in two annual equal portions and will first become exercisable at the end of the two year period beginning on the date of their grant, at the exercise prices approved in the exercise plan. The exercise of all of the options will result in a 0.52% decrease in voting power in the Company and 0.36% decrease in the equity.

Tambour Limited and Subsidiaries
Financial Statements
December 31, 1995

                                                Tambour Limited and Subsidiaries

Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------




Contents

                                                                          Page

Auditor's Report                                                             1

Consolidated Balance Sheets                                                  2

Consolidated Statements of Income                                            4

Statement of Shareholders' Equity                                            5

Consolidated Cash Flow Statements                                            6

Balance Sheets                                                               9

Statements of Income                                                        11

Cash Flow Statements                                                        12

Notes to the Financial Statements                                           14

Appendix                                                                    57

Certified Public Accountants (Isr.)

Tel-Aviv 61006               Haifa 31001                Jerusalem 91001
33 Yavetz Street             5 Palyam Street            33 Jaffa Road
P.O. Box 609                 P.O. Box 210               P.O. Box 212
Tel: (03) 517 4444           Tel: (04) 670338           Tel: (02) 253291
Telecopier: (972) 3517 4440  Telecopier  (972) 4670319  Telecopier (972) 2253292

Somekh Chaikin


Haifa, March 6, 1996



Independent Auditor's Report to the Shareholders of
Tambour Limited


We have audited the balance sheets of Tambour Limited ("the Company") and the balance sheets of the Company and subsidiary companies as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, the above-mentioned financial statements present fairly the financial position of the Company and of the Company and subsidiary companies as at December 31, 1995 and 1994, the results of operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 22 to the financial statements.


Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)

Consolidated Balance Sheets as at December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                                          1995           1994
                                                                   Adjusted NIS   Adjusted NIS
                                                            Note     thousands      thousands
                                                            ----     ---------      ---------

Current assets
Cash and cash equivalents                                               26,939         18,436
Marketable securities                                          3        52,711         49,833
Accounts receivable - trade                                   4A       118,390         86,228
Other receivables                                             4B        18,091         39,716
Bank deposits                                                 5A        67,027         34,317
Inventories                                                    6        98,065         88,012
                                                                   -----------    -----------

                                                                       381,223        316,542


Investments and long-term assets
Affiliated companies and others                                7        14,459         25,942
Bank deposits and other receivables                           5B         3,880         65,882
Deferred taxes, net                                          16C         4,088          4,300
                                                                   -----------    -----------

                                                                        22,427         96,124


Property, plant and equipment                                  8
Cost                                                                   457,373        394,638
Less:  Accumulated depreciation                                        314,663        285,633
                                                                   -----------    -----------

                                                                       142,710        109,005

Intangible assets, net                                        2L           400            319
                                                                   -----------    -----------



                                                                       546,760        521,990
                                                                   ===========    ===========


The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited and Subsidiaries


- -------------------------------------------------------------------------------------------------



                                                                          1995           1994
                                                                   Adjusted NIS   Adjusted NIS
                                                            Note     thousands      thousands
                                                            ----     ---------      ---------

Current liabilities
Bank credits and others                                        9         8,356          3,780
Accounts payable - trade                                     10A        34,299         36,588
Other accounts payable                                       10B        26,273         21,313
Dividend declared                                                            -         10,810
                                                                   -----------    -----------

                                                                        68,928         72,491

Long-term liabilities

Long-term debt                                               11A         3,171          2,478
Liability regarding termination of employee-employer
 relationship, net                                            12         1,483          1,050
Deferred taxes                                               16C         1,513              -
                                                                   -----------    -----------

                                                                         6,167          3,528
                                                                   -----------    -----------

Deferred credits, net                                         2D           210            973
                                                                   -----------    -----------

Minority interest                                                       19,090          4,226
                                                                   -----------    -----------

Liens, guarantees
 contingencies and commitments                                14

Shareholders' equity
Common stock                                                  13        82,244         82,244
Paid-in capital                                                        193,332        193,332
Retained earnings                                                      176,789        165,196
                                                                   -----------    -----------

                                                                       452,365        440,772
                                                                   -----------    -----------

                                                                       546,760        521,990
                                                                   ===========    ===========

The accompanying notes and appendix are an integral part of the financial statements.



- ----------------------------------------
Jacob Eshel - Vice-Chairman



- ----------------------------------------
Reuben Shulstein - Director and General Manager

March 6, 1996

                                                                 Tambour Limited and Subsidiaries

Consolidated Statements of Income for the Year Ended December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                     Adjusted NIS  Adjusted NIS   Adjusted NIS
                                             Note      thousands     thousands      thousands
                                             ----      ---------     ---------      ---------
Revenue from sales                            18A        502,742       426,255        460,010
Cost of sales                                 18B        335,784       277,372        290,811
                                                     -----------    ----------    -----------

Gross profit                                             166,958       148,883        169,199
                                                     -----------   -----------    -----------

Selling and marketing expenses                18C         80,388        73,721         70,302
General and administrative expenses           18D         31,166        27,464         26,754
                                                     -----------   -----------    -----------

                                                         111,554       101,185         97,056
                                                     -----------   -----------    -----------


Operating income                                          55,404        47,698         72,143

Finance income (expenses), net                18E         (2,400)      (19,163)         1,355
Other income, net                             18F          3,407         5,693          6,574
                                                     -----------   -----------    -----------

Income before income taxes                                56,411        34,228         80,072

Income taxes                                  16E         23,540        18,295         30,823
                                                     -----------   -----------    -----------

Net income after income taxes                             32,871        15,933         49,249

Equity in losses of affiliated
 companies and others, net                                  (552)         (571)          (231)
Minority interest in subsidiaries'
 income                                                     (704)         (414)          (721)
                                                     -----------   -----------    -----------

Net income before extraordinary item                      31,615        14,948         48,297

Extraordinary item - salary expense
 relating to the portion of
 securities issued which constitutes
 an employee benefit, net                      13              -        13,632              -
                                                     -----------   -----------    -----------

Net income for the year                                   31,615         1,316         48,297
                                                     ===========   ===========    ===========

Earnings per NIS 1 par value of
 shares in NIS                                 15

Primary earnings per share before
 extraordinary item                                         0.52          0.25           0.84
                                                     ===========   ===========    ===========

Primary earnings per share after
 extraordinary item                                         0.52          0.02           0.84
                                                     ===========   ===========    ===========

Fully diluted earnings per share before
 extraordinary item                                         0.52          0.25           0.80
                                                     ===========   ===========    ===========

Fully diluted earnings per share after
 extraordinary item                                         0.52          0.02           0.80
                                                     ===========   ===========    ===========


The accompanying notes and appendix are an integral part of the financial statements.


                                                                 Tambour Limited and Subsidiaries

Statement of Shareholders' Equity
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                              Share       Premium  Proceeds from      Retained          Total
                            capital                        issue      earnings
                                                     of warrants
                        ------------  ------------  ------------   ------------  ------------
                        Adjusted NIS  Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                          thousands     thousands      thousands     thousands      thousands
                        ------------  ------------  ------------   ------------  ------------
Balance as at
 December 31, 1992           29,487             -              -       188,568        218,055

Changes during 1993:
Issue of bonus shares        38,468             -              -       (38,468)             -
Issue of share capital
 and warrants, net            6,043        70,459*        19,292*            -         95,794
Exercise of
 warrants, net                1,608        17,503*        (1,830)*           -         17,281
Net income                        -             -              -        48,297         48,297
Dividend                          -             -              -       (18,045)       (18,045)
                        -----------   -----------   ------------   -----------   ------------

Balance as at
 December 31, 1993           75,606        87,962         17,462       180,352        361,382

Changes during 1994:
Salary expense
 relating to the
 portion of
 securities issued
 which constitutes
 an employee benefit              -        12,127         10,957             -         23,084
Exercise of
 warrants, net                6,638        72,001*        (7,177)*           -         71,462
Net income                        -             -              -         1,316          1,316
Dividend**                        -             -              -       (16,472)       (16,472)
                        -----------   -----------   ------------   -----------   ------------

Balance as at
 December 31, 1994           82,244       172,090         21,242       165,196        440,772


Changes during 1995
Expiration of warrants            -        21,242*       (21,242)*           -              -
Net income                        -             -              -        31,615         31,615
Dividend                          -             -              -       (20,022)       (20,022)
                        -----------   -----------   ------------   -----------   ------------

Balance as at
 December 31, 1995           82,244       193,332              -       176,789        452,365
                        ===========   ===========   ============   ===========   ============

*     Net of issue and registration expenses, after tax affect.
**    Including dividend declared of NIS 10,810 thousands.


The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited and Subsidiaries

Consolidated Cash Flows Statements for the Year Ended December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995
                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
Cash flows from operating activities
Net income for the year                                   31,615         1,316         48,297
Reconciliation of net income to net cash
 provided by operating activities (a)                     25,164        28,686        (23,515)
                                                    ------------   -----------   ------------

Net cash provided by operating activities                 56,779        30,002         24,782
                                                    ------------   -----------   ------------

Cash flows from investing activities
Acquisition of shares in affiliated companies
 that became subsidiaries (b)                               (914)           37              -
Purchases of property, plant and equipment               (37,333)      (32,261)       (59,910)
Proceeds from sale of property and equipment               1,922         2,131          1,506
Sales (Purchases) of marketable securities, net           (3,333)       16,468        (34,137)
Redemption of government loans                                 -         1,032          1,505
Investments in affiliated companies and others              (676)       (3,095)        (2,614)
Proceeds from sale of affiliate                              135             -              -
Loans to affiliated companies and others                  (4,636)       (4,807)        (3,469)
Redemption of loans to affiliated companies and others       676         1,425            212
Long-term bank deposit and other
 long-term receivables                                         -       (64,357)        (2,815)
Investment in capital notes of
 affiliated companies                                          -          (184)          (369)
Redemption of capital notes                                    -         1,525              -
Decrease (Increase) in short-term
 deposits and loans, net                                  31,775        (7,776)       (22,446)
Increase in intangible assets                             (1,460)            -              -
Additional investment in subsidiary                            -             -           (190)
Dividend received from affiliated company                      -            53              -
                                                    ------------   -----------   ------------

Net cash used in investment activities                   (13,844)      (89,809)      (122,727)
                                                    ------------   -----------   ------------

Cash flows from financing activities
Dividend distributed                                     (30,832)       (5,661)       (18,045)
Issue of minority capital in consolidated subsidiary           -         5,858              -
Decrease in short-term bank credits, net                  (3,129)      (10,718)        (2,378)
Receipt of long-term loans                                   983         1,302              -
Repayment of long-term loans                              (1,454)       (1,448)          (822)
Issue of share capital and warrants, net                       -             -         92,965
Proceeds from exercise of warrants, net                        -        71,208         17,281
                                                    ------------   -----------   ------------

Net cash provided by (used in) financing activities      (34,432)       60,541         89,001
                                                    ------------   -----------   ------------

Increase (Decrease) in cash and cash equivalents           8,503           734         (8,944)
Balance of cash and cash equivalents
 at beginning of year                                     18,436        17,702         26,646
                                                    ------------   -----------   ------------

Balance of cash and cash equivalents
 at end of year                                           26,939        18,436         17,702
                                                    ============   ===========   ============


The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited and Subsidiaries

Consolidated Cash Flows Statements for the Year Ended December 31 (Cont'd)
- -------------------------------------------------------------------------------------------------


Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
(a)   Reconciliation of net income to net cash
       provided by operating activities
Income and expenses not involving cash flows:
Depreciation and amortization                             24,670        22,003         19,134
Deferred taxes, net                                          632         3,483          2,267
Salary expense relating to the employee benefit
 portion of securities issued, net                             -        13,632              -
Increase (Decrease) in liability regarding termination
 of employee - employer relationship, net                    359            50           (358)
Minority interest in earnings of subsidiaries                704           414            721
Equity in losses  of
 affiliated companies and others, net                        666         1,118            768
Gain from sale of affiliate                                    -        (3,809)        (4,354)
Gain from share issue of subsidiary                         (135)            -              -
Capital gains, net                                        (1,538)         (778)          (546)
(Increase) Decrease in value of government loans
 and erosion of loans, net                                  (242)          158           (151)
(Increase) Decrease in value of marketable securities        455        13,335         (6,447)
Increase in value of bank deposits                        (2,501)       (2,669)             -

Changes in assets and liabilities:
Increase in accounts receivable - trade                  (16,428)       (4,060)       (10,919)
(Increase) Decrease in other receivables                  24,082       (15,587)        (7,799)
(Increase) Decrease in inventories                           156        (6,794)        (4,857)
Increase (Decrease) in accounts payable - trade           (8,943)       10,924         (3,816)
Increase (Decrease) in other accounts payable              3,227        (2,734)        (7,158)
                                                    ------------   -----------   ------------

                                                          25,164        28,686        (23,515)
                                                    ============   ===========   ============

(b)   Acquisition of shares in an affiliated company
       that became a consolidated company *
Assets and liabilities of the affiliated company
 as at the date of acquisition
 (other than cash):
Working capital (other than cash)                         11,664          (677)             -
Fixed assets, net                                         21,688            96              -
Intangible assets                                            588             -              -
Long-term liabilities                                     (1,514)          (58)             -
Goodwill, net                                                724             -              -
Minority interest at
 date of acquisition                                     (16,099)           (8)             -
                                                    ------------   -----------   ------------

                                                          17,051          (647)             -
Investment on equity basis as at date of
 becoming a consolidated company                         (16,137)          610              -
                                                    ------------   -----------   ------------

                                                             914           (37)             -
                                                    ============   ===========   ============

*     1995 - Serafon Resinous Chemicals Ltd.
      1994 - Solar Dynamics Ltd.

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited and Subsidiaries

Consolidated Cash Flows Statements for the Year Ended December 31 (Cont'd)
- -------------------------------------------------------------------------------------------------


Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
(c)   Material non-cash transactions

      Sale of fixed assets by a subsidiary against
       long-term loan                                        473             -              -
                                                    ============   ===========   ============

      Minority's portion of dividend
       declared by a subsidiary                              222             -              -
                                                    ============   ===========   ============

      Dividend declared                                        -        10,810              -
                                                    ============   ===========   ============




The accompanying notes and appendix are an integral part of the financial statements.




Balance Sheets as at December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                                          1995           1994
                                                                  Adjusted NIS   Adjusted NIS
                                                            Note     thousands      thousands
                                                            ----   -----------    -----------
Current assets
Cash and cash equivalents                                               24,918         13,880
Marketable securities                                          3        52,711         49,833
Accounts receivable - trade                                   4A        72,004         58,657
Other receivables                                             4B        32,219         54,321
Bank deposits                                                 5A        67,027         34,317
Inventories                                                    6        76,857         75,537
                                                                   -----------    -----------

                                                                       325,736        286,545
                                                                   -----------    -----------


Investments and long-term assets
Investments in subsidiaries, affiliates and others             7        51,760         44,065
Bank deposits and other receivables                           5B         3,254         65,086
Deferred taxes, net                                          16C         3,932          4,174
                                                                   -----------    -----------

                                                                        58,946        113,325
                                                                   -----------    -----------


Property, plant and equipment                                  8
Cost                                                                   387,846        357,259
Less:  Accumulated depreciation                                        279,524        261,725
                                                                   -----------    -----------

                                                                       108,322         95,534
                                                                   -----------    -----------


                                                                       493,004        495,404
                                                                   ===========    ===========



The accompanying notes and appendix are an integral part of the financial statements.

                                                                                  Tambour Limited


- -------------------------------------------------------------------------------------------------




                                                                          1995           1994
                                                                  Adjusted NIS   Adjusted NIS
                                                            Note     thousands      thousands
                                                            ----   -----------    -----------

Current liabilities
Bank credits                                                   9           120             12
Accounts payable - trade                                     10A        17,187         23,591
Other accounts payable                                       10B        20,103         16,972
Dividend declared                                            21A             -         10,810
                                                                   -----------    -----------

                                                                        37,410         51,385
                                                                   -----------    -----------


Long-term liabilities
Liability regarding termination of employee -
 employer relationship, net                                   12         1,164          1,015
Capital notes issued to subsidiaries                         11B         2,065          2,232
                                                                   -----------    -----------

                                                                         3,229          3,247
                                                                   -----------    -----------

Liens, guarantees, contingencies and
 commitments                                                  14


Shareholders' equity                                          13

Share capital                                                           82,244         82,244
Paid-in capital                                                        193,332        193,332
Retained earnings                                                      176,789        165,196
                                                                   -----------    -----------

                                                                       452,365        440,772
                                                                   -----------    -----------

                                                                       493,004        495,404
                                                                   ===========    ===========


The accompanying notes and appendix are an integral part of the financial statements.




- ------------------------------------------
Jacob Eshel - Vice-Chairman



- ------------------------------------------
Reuben Shulstein - Director and General Manager

March 6, 1996

                                                                                  Tambour Limited

Statement of Income for the Year Ended December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                             Note      thousands     thousands      thousands
                                             ----   ------------   -----------   ------------
Revenue from sales                            18A        394,629       361,385        388,168
Cost of sales                                 18B        253,802       232,907*       242,448
                                                    ------------   -----------   ------------

Gross profit                                             140,827       128,478        145,720
                                                    ------------   -----------   ------------

Selling and marketing expenses                18C         65,899        62,045         58,957
General and administrative expenses           18D         23,012        21,666         21,437
                                                    ------------   -----------   ------------

                                                          88,911        83,711         80,394
                                                    ------------   -----------   ------------

Operating income                                          51,916        44,767         65,326

Finance income (expenses), net                18E            180       (16,919)         2,643
Other income, net                             18F          1,823         4,932          2,078
                                                    ------------   -----------   ------------

Income before income taxes                                53,919        32,780         70,047

Income taxes                                  16E         21,920        17,055         29,237
                                                    ------------   -----------   ------------

Net income after income taxes                             31,999        15,725         40,810

Equity in earnings (losses) of subsidiaries,
 affiliates and others, net                                 (384)         (777)*        7,487
                                                    ------------   ------------

Net income before extraordinary item                      31,615        14,948         48,297

Extraordinary item - Salary expense
 relating to the securities issued
 which constitutes an employee
 benefit, net                                                  -        13,632              -
                                                    ------------   -----------   ------------


Net income for the year                                   31,615         1,316         48,297
                                                    ============   ===========   ============

Earnings per NIS 1 par value of
 shares in NIS                                 15

Primary earnings per share before
 extraordinary item                                         0.52          0.25           0.84
                                                    ============   ===========   ============

Primary earnings per share after
 extraordinary item                                         0.52          0.02           0.84
                                                    ============   ===========   ============

Fully diluted earnings per share before
 extraordinary item                                         0.52          0.25           0.80
                                                    ============   ===========   ============

Fully diluted earnings per share after
 extraordinary item                                         0.52          0.02           0.80
                                                    ============   ===========   ============

*     Reclassified - See Note 7A


The accompanying notes and appendix are an integral part of the financial statements.

                                                                                  Tambour Limited

Cash Flows Statements for the Year Ended December 31
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   ------------  ------------
Cash flows from operating activities:
Net income for the year                                   31,615         1,316         48,297
Reconciliation of net income to net cash
 provided by operating activities (a)                     18,179        29,755        (32,207)
                                                    ------------   -----------   ------------

Net cash provided by operating activities                 49,794        31,071         16,090
                                                    ------------   -----------   ------------

Cash flows from investing activities:
Purchases of property, plant and equipment               (32,249)      (27,508)       (56,249)
Proceeds from sale of property and equipment                 923         1,484          1,227
Sales (Purchases) of marketable securities, net           (2,701)       16,467        (34,138)
Redemption of government loans                                 -           921          1,505
Investments in affiliates, subsidiaries and others        (3,093)       (3,122)        (2,614)
Proceeds from sale of affiliate                              135             -              -
Loans to affiliates, subsidiaries and others              (7,005)       (6,492)        (8,358)
Repayment of loans to affiliates
 subsidiaries and others                                   4,279         4,011            212
Long-term bank deposit and other
 long-term receivables                                         -       (64,212)        (2,164)
Investment in capital notes of affiliates and
 subsidiaries                                                  -             -         (1,388)
Redemption of capital notes of affiliates
 and subsidiaries                                              -         1,525              -
(Increase) Decrease in short-term
 deposits and loans, net                                  31,679        (9,398)       (26,431)
Dividend received from affiliated companies                    -            53              -
                                                    ------------   -----------   ------------

Net cash used in investment activities                    (8,032)      (86,271)      (128,398)
                                                    ------------   -----------   ------------

Cash flows from financing activities:
Dividend distributed                                     (30,832)       (5,662)       (18,045)
Increase (Decrease) in short-term bank credits, net          108       (12,119)        11,555
Issue of share capital and warrants, net                       -             -         92,967
Proceeds from exercise of warrants, net                        -        71,207         17,281
                                                    ------------   -----------   ------------

Net cash provided by (used in) financing activities      (30,724)       53,426        103,758
                                                    ------------   -----------   ------------

Increase (Decrease) in cash and cash equivalents          11,038        (1,774)        (8,550)
Balance of cash and cash equivalents
 at beginning of year                                     13,880        15,654         24,204
                                                    ------------   -----------   ------------

Balance of cash and cash equivalents
 at end of year                                           24,918        13,880         15,654
                                                    ============   ===========   ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                                  Tambour Limited

Cash Flows Statements for the Year Ended December 31 (cont'd)
- -------------------------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1995

                                                            1995          1994           1993
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
(a)   Reconciliation of net income to net cash
       provided by operating activities

Income and expenses not involving cash flows;

Depreciation and amortization                             19,281        18,749         16,188
Deferred taxes, net                                          187         3,239          2,269
Salary expense relating to the employee benefit
 portion of securities issued, net                             -        13,632              -
Increase (Decrease) in liability regarding termination
 of employee - employer relationship, net                    149            77           (350)
Equity in (earnings) losses of subsidiaries, affiliates
 and others, net                                             497         3,468*        (6,850)

Gain from private offering of subsidiary                       -        (3,810)             -
Gain on sale of affiliate                                   (135)            -              -
Capital gains, net                                          (743)         (753)          (502)
Revaluation of government loans and
 erosion of loans, net                                       345           410            420
Decrease (Increase) in value of marketable
 securities                                                 (177)       13,335         (6,447)
Increase in value of bank deposits                        (2,501)       (2,669)             -


Changes in assets and liabilities:

Increase in accounts receivable - trade                  (13,347)       (1,602)        (3,230)
(Increase) Decrease in other receivables                  19,216       (14,575)       (10,826)
Increase in inventories                                   (1,320)       (6,234)        (2,678)
Increase (Decrease) in accounts payable - trade           (6,404)        8,561         (3,751)
Increase (Decrease) in other accounts payable              3,131        (2,073)       (16,450)
                                                    ------------   -----------   ------------

                                                          18,179        29,755        (32,207)
                                                    ============   ===========   ============


(b)   Non cash transactions:

On December 31, 1994, dividend declared of NIS 10,810 thousands.

(*)   Reclassified, see Note 7A.


The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


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


Note 2 - Reporting and Accounting Policies

      A.    Definitions

      In these financial statements -

      1.    Subsidiary - A company in which the Company holds directly or
            ----------
            indirectly more than 50% of the voting rights and the right to appoint more than 50% of the members of the Board of Directors whose financial statements are consolidated with those of the Company.

      2.    Affiliate - A company other than a consolidated company, in which
            ---------
            the Company holds, directly or indirectly more than 25% of the voting rights or the right to appoint more than 25% of the members of the Board of Directors, and which is included in the Company's financial statements on the equity basis.

      3.    Goodwill - The excess of the cost of an investment in shares over
            --------
            the adjusted balance sheet value at the date of acquisition.

      4.    Related parties - As defined in Opinion No. 29 of the Institute of
            ---------------
            Certified Public Accountants in Israel.

      5.    Interested parties - As defined in the Securities Law.
            ------------------
      6.    Index - The consumer price index published by the Central Statistics
            -----
            Bureau.


      B.    Financial statements in adjusted values

      1. The Company prepares its financial statements on a historical cost basis adjusted for changes in the general purchasing power of the Shekel (Note 20 presents condensed financial statement data of the Company in nominal values).

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (cont'd)

      C.    Principles of adjustment

      1.    The Balance Sheet

            Non-monetary items (mainly property, plant and equipment, inventories, share capital and paid-in capital) have been adjusted for the changes in the consumer price index from the month of execution of each transaction to the index published for the balance sheet month.

            Monetary items are presented in the adjusted balance sheet at nominal value.

            The value on equity basis of affiliated and subsidiary companies is determined according to the adjusted financial statements of those companies.

            Deferred taxes, net, are computed based on the adjusted data.

      2.    Statements of Income

            The items of the statements of income have been adjusted according to the changes in the Consumer Price Index as follows:

            a. Income and expenses deriving from non-monetary items (such as depreciation and amortization, changes in inventory, prepaid expenses and income, etc.) or from provisions included in the balance sheet (such as severance pay and vacation provision, etc.), have been adjusted according to specific indices together with adjustment of the balance sheet item.

            b. The remaining items of the statement of income (such as sales, purchases and production costs, etc.), other than the elements of finance income (expense), have been adjusted based upon the indices of the month the transaction took place.

            c. The equity in the operating results of affiliated and subsidiary companies not consolidated, and the minority interest of consolidated subsidiaries' operating results, have been determined based on the adjusted financial statements of the respective companies.

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

                  Deferred taxes - see Notes 2K and 16C.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------




Note 2 - Reporting and Accounting Policies (cont'd)

      C.    Principles of adjustment (cont'd)

      3.    Statement of Changes in shareholders' equity

            (a) Dividends declared and paid during the year are adjusted based on the index of the month of payment. Dividends declared during the year but not yet paid as of the balance sheet date are not adjusted.

                  The erosion of a dividend declared during the prior year pertains to the period from the beginning of the current year through the date the dividend was actually paid, and is presented as a reduction from the current year's dividend.

            (b) Share capital arising from retained earnings are capitalization of real profits.


      D.    Consolidation of the financial statements

      1. The consolidated financial statements include the financial statements of the Company and its subsidiaries.

            A list of the companies whose financial reports are included in the consolidated financial statements and the extent of ownership and control of them, appears in the Appendix to the financial statements.

      2. The equity acquired in excess of the cost of the investment in subsidiaries or the excess of cost over equity not ascribed to specific assets are included in liabilities in "Deferred credits, net" or are included in assets in "Intangible assets, net" and are amortized by the straight line method over a period of ten years. Such balances pertaining to acquisitions prior to 1995 are amortized over five years.

      3. All intercompany balances, transactions and income from intercompany sales not yet realized outside the group - have been eliminated.


      E.    Investments in subsidiaries, affiliates and partnerships

      1. Investments in companies and partnerships are included on the equity basis which, in management's estimation, does not exceed their fair value.

      2. Income from sales not yet realized outside the group have been eliminated.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (cont'd)

      E.    Investments in subsidiaries, affiliates and partnerships (cont'd)

      3. Excess of cost over equity not ascribed to specific assets and deferred credits are amortized by the straight line method over ten years. Balances pertaining to acquisitions prior to 1995 are amortized over five years.


      F.    Cash and cash equivalents

      Cash and cash equivalents include short-term deposits in banks for an original period of up to three months.


      G.    Inventories

      Inventories are carried at the lower of cost or market value. The cost is determined mainly as follows:

      Raw materials and packaging materials - moving average method.

      Finished products - based on computed costs of production, including raw materials, packaging materials, labor and fringe benefits and other production costs.

      Work in progress - based on raw materials plus actual production costs.


      H.    Allowance for doubtful accounts

      The financial statements include allowances for doubtful accounts that reflect fairly, based upon management's estimation, the losses included in accounts receivable, the collection of which is doubtful.

      The allowance for doubtful accounts is computed mainly at a rate of 8.5% of the open balances of accounts receivable and, in small part specifically for accounts which are, in management opinion, doubtful. Accounts receivable that, based upon management's opinion, are uncollectible, are written-off.


      I.    Marketable securities

      Short-term marketable securities are presented on the basis of their market value on the balance sheet date. The changes in their value are included in the Statement of Income.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


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

      Annual depreciation rates:
                                                                             %
                                                                            ---

      Buildings                                                         5 - 10
      Machinery and equipment                                          10 - 20
      Motor vehicles                                                   15 - 20
      Computers                                                        20 - 33
      Furniture and office equipment                                   6 - 100
      Leasehold improvements                                           6  - 20


      5. Assets leased by capital lease are presented as Company assets at their normal purchase price (without the financing element), and depreciated at the accepted rates for such assets. Lease amounts payable in coming years, after deduction of the inherent finance element, are included in liabilities. The interest on these amounts is accrued currently and included in the Statement of Income.


      K.    Deferred taxes

      Companies in the group regulate the tax burden for timing differences of expense and income items between accounting and income tax purposes, additions from inventory adjustment and the adjustment element of depreciable assets not recognized for tax purposes.

      The amount deferred each year is computed according to the liabilities approach at the tax rates that will be applicable upon utilization of the deferred taxes or upon realization of the tax benefits, as known at the time of approval of the financial statements by the Board of Directors.

      Both the consolidated balance sheet and the balance sheet of the Company include deferred tax assets, the realization of which is dependent upon the existence of taxable income in future years. In management's estimation, these deferred tax assets are realizable in the future.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (cont'd)

      K.    Deferred taxes (cont'd)

      Deferred taxes included in current assets pertain to current items (inventory, provisions for vacation, etc). Deferred taxes included in "Investments and long-term debit balances" and in "Long-term liabilities" pertain to items that are not current (property, plant and equipment, provision for severance pay, etc.)

      The main factors in respect of which deferred taxes are not computed are as follows:

      a. Adjustment amounts for changes in the purchasing power of the Shekel pertaining to private motor vehicles, under the rules determined by the Institute of Certified Public Accountants in Israel.

      b. Investments in subsidiaries and affiliates, since the Company intends to hold such investments and not sell them.

      c. Timing differences, net, for which a tax asset should be created but the possibility of realization of the benefit is in doubt.

      d. Accumulated losses for tax purposes of a subsidiary acquired in 1992.


      L.    Intangible assets, net

      Know-how and patent rights and foundation costs - are stated at amortized cost and amortized on the straight-line basis over 3-8 years, starting from the time of their first use, over their anticipated period of benefit.


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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (cont'd)

      N.    Foreign currency and linkage (cont'd)

            Assets (other than securities) and liabilities linked to the Consumer Price Index are stated at the linkage terms determined for each balance.

            Data on Consumer Price Indices and exchange rates:

                                           December 31                   Percentage of change
                 -------------------------------------  -------------------------------------
                        1995         1994         1993         1995         1994         1993
                 -----------  -----------  -----------  -----------  -----------  -----------
      CPI in
       points          129.4        119.7        104.6         8.10        14.45        11.25
                 ===========  ===========  ===========  ===========  ===========  ===========

      U.S. dollar
      exchange
       rate            3.135        3.018        2.986         3.87         1.07         8.03
                 ===========  ===========  ===========  ===========  ===========  ===========

      2. Income and expenses in foreign currency are included in the nominal statements of income in the relevant line items at the exchange rates in effect at the time of their occurrence.

      3. Exchange rates and linkage differences occurring as a result of the adjustment of foreign currency or CPI-linked assets and liabilities, appear in the nominal statements of income in the relevant line items upon their occurrence.


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


      R.    Subsidiaries consolidated for the first time in 1995

      1. In 1995, Serafon Resinous Chemicals Corp. Ltd. (hereafter "Serafon") was consolidated for the first time following an increase in the Company's holding during the year from 46.5% to 55.65%. The investment in Serafon, prior to acquisition of control (March 1995), was presented based on the equity method.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 2 - Reporting and Accounting Policies (cont'd)

      R.    Subsidiaries consolidated for the first time in 1995 (cont'd)

      2. Information regarding Serafon that has been included in the consolidated financial statements:

      Balance sheet                                              Upon obtaining  On December 31
                                                                       control*  1995 and for the
                                                                                 period from the
                                                                                  acquisition
                                                                                  through the
                                                                                   above date
                                                                 --------------  --------------
            Cash and cash equivalents                                        5            448
            Working Capital (except cash and cash equivalents), net     11,664         13,492
            Long-term assets                                                 -            472
            Property plant and equipment, net                           21,688         20,160
            Intangible assets, net                                         588            324
            Long-term liabilities                                       (1,514)        (1,788)
            Deferred credits, net                                          724            397
            Minority interest                                          (16,099)       (14,683)
                                                                   -----------   ------------

                                                                        17,056         18,822
            Statement of income
            Revenue from sales                                          10,887         40,991
                                                                   ===========   ============

            Net income                                                     140          1,176
                                                                   ===========   ============

      * Statement of income information from January 1, 1995 through the date control was obtained.

      3. The consolidated statements of income and cash flows for the years ended December 31, 1994 and 1993 do not include the statements of income and cash flows of Serafon.


      S.    Erosion of capital notes

      The erosion of unlinked capital notes bearing no interest which were issued by the Company to subsidiaries or vice versa, is recorded directly to additional paid-in capital and not to the Statement of Income.


Note 3 - Marketable Securities

      Consist of:                                                Consolidated and the Company
                                                                   -----------   ------------
                                                                   December 31    December 31
                                                                          1995           1994
                                                                   -----------   ------------
                                                                   Adjusted NIS  Adjusted NIS
                                                                     thousands      thousands
                                                                   -----------   ------------
      Shares                                                             4,449          5,573
      Participation certificates in mutual funds                         1,626          3,425
      Debentures                                                        46,636         40,745
      Derivatives                                                            -             90
                                                                   -----------   ------------

                                                                        52,711         49,833

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 4 - Accounts Receivable - Trade and Others

      Consist of:
                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------  ------------   ------------
                                      Adjusted NIS  Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------  ------------   ------------
      A.    Trade

      Open accounts                        87,856         61,361        58,125         43,929
      Checks receivable                    30,362         21,889        14,871         13,510
      Related and interested parties        2,904          4,468         4,474          5,105
      Income receivable                     6,151          3,536           260             64
                                      -----------   ------------   -----------   ------------

                                          127,273         91,254        77,730         62,608
      Less:  Allowance for
       doubtful accounts                    8,883          5,026         5,726          3,951
                                      -----------   ------------   -----------   ------------

                                          118,390         86,228        72,004         58,657
                                      ===========   ============   ===========   ============


      B.    Others

      Advance payments of income
       taxes less provision                 6,238         26,783         4,334         25,208
      Affiliates and subsidiaries             326            985        13,599         11,621
      Government institutions                 112            956             -            270
      Deferred taxes, net1                  4,875          3,945         3,877          3,822
      Employees                               263            381           216            333
      Prepaid expenses                      4,490          4,258         3,806          3,771
      Short-term loans2                       432            528         5,932          6,395
      Current maturities of capital notes
       and long-term notes
       to affiliates and subsidiaries          60            543            60          2,717
      Sundry                                1,295          1,337           395            184
                                      -----------   ------------   -----------   ------------

                                           18,091         39,716        32,219         54,321
                                      ===========   ============   ===========   ============

      1     See Note 16C.
      2     December 31, 1995 - in the Company, including a loan to a
            consolidated company in the amount of NIS 5,500 thousand, unlinked, at 18% interest p.a. (December 31, 1994 - NIS 5,946 thousand, unlinked, at 18% interest p.a.)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 5 - Bank Deposits and Other Receivables

      Balances on linkage and interest rate basis:

                    Annual interest                 Consolidated                  The Company
                        rates as of   --------------------------   --------------------------
                        December 31   December 31    December 31   December 31    December 31
                               1995          1995           1994          1995           1994
                        -----------   -----------   ------------   -----------   ------------
                                      Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                                  %     thousands      thousands     thousands      thousands
                        -----------   -----------   ------------   -----------   ------------
      A.    Included
             in current
             assets

      Deposit in a
       commercial
       bank
       linked to
       the index               3.25             -          1,968             -          1,968

      Deposits in
       a mortgage
       bank linked
       to the index        2.7 - 4.8       67,027         32,349        67,027         32,349
                                      -----------   ------------   -----------   ------------

                                           67,027         34,317        67,027         34,317
                                      ===========   ============   ===========   ============

      B.    Included in
             investments
             and long-term
             assets

      Deposits in a
       mortgage bank
       linked to
       the index          2.7 - 3.1         2,798         64,522         2,798         64,523

      Other
       receivables            10.68         1,082          1,360           456            563
                                      -----------   ------------   -----------   ------------

                                            3,880         65,882         3,254         65,086
                                      ===========   ============   ===========   ============

      Maturity Dates:
      Second year                           3,104         62,518         2,871         61,765
      Third year                              160          2,951            81          2,907
      Fourth year                             169             88            90             88
      Fifth year                              179             97           100             97
      Thereafter                              268            228           112            229
                                      -----------   ------------   -----------   ------------

                                            3,880         65,882         3,254         65,086
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 6 - Inventories

      Consist of:
                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                      Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      Finished products                    37,047         31,593        27,674         25,506
      Work-in-process                       7,291          6,162         7,041          6,130
      Raw materials and packing
        materials                          49,451         43,415        38,825         37,337
      In transit                            4,276          6,842         3,317          6,564
                                      -----------   ------------   -----------   ------------

                                           98,065         88,012        76,857         75,537
                                      ===========   ============   ===========   ============


Note 7 - Investments in Subsidiaries, Affiliates and Others

      A.    Consolidated subsidiaries
                                                                                  The Company
                                                                   --------------------------
                                                                   December 31    December 31
                                                                          1995           1994
                                                                   -----------   ------------
                                                                   Adjusted NIS  Adjusted NIS
                                                                     thousands      thousands
      Investment on equity basis, loans and capital notes
      Balance of investments as at December 31, 1991                    14,243         14,243
      Additions, at cost                                                 9,606*         8,415
      Share in accumulated income since January 1, 1992                  5,491          5,529**

      Balance of investments at end of year (I) (III)                    3,597              -
                                                                   -----------   ------------

                                                                        32,937         28,187

      Capital notes (II)                                                 2,221          2,401
      Long-term loans and debit balances (see C below)                   2,200          3,475**
                                                                   -----------   ------------
                                                                        37,358         34,063

      Less: current maturities of long-term loans                            -          2,174
                                                                   -----------   ------------

                                                                        37,358         31,889
                                                                   ===========   ============

      *     Net of NIS 278 thousand dividend from a subsidiary.
      ** Reclassified - the Company in its 1994 financial statements, reclassified the treatment of its participation in the expenses of one of its subsidiaries as a result of the subsidiary's restatement of these expenses. The expenses in which the Company participated which were included in last year's Statement of Income in "Equity in earning of subsidiaries affiliates and others, net" have been reclassified to production expenses, in the Company's statements only.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 7 - Investments in  Subsidiaries, Affiliates and Others (cont'd)

                                                    December 31, 1995       December 31, 1994
                                      -------------------------------------------------------
                                    Original amount      Balance Original amount      Balance
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      (I)   Including deferred credit
             not yet fully amortized        2,198            210         2,903          1,056
                                      ===========   ============   ===========   ============

      (II)  Unlinked, bearing no interest

                                                    December 31, 1995       December 31, 1994
                                      -------------------------------------------------------
                                      Market value Carrying value  Market value Carrying value
                                      -----------   ------------   -----------   ------------
                                      Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------

      (III) Includes shares of affiliate
             company traded on the
             Tel-Aviv Stock Exchange       14,742         19,100             -              -
                                      ===========   ============   ===========   ============


      B.    Affiliates and others
                                                    Consolidated                      Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                      Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      Investment on equity basis,
       loans and capital notes
      Balance of investments
       as at December 31, 1991              9,248          9,248           679            679
      Additions at cost (I)                13,516          9,694         9,178          5,326
      Share in accumulated
       income (loss), net,
       since 1.1.92 (I)                      (644)            21        (1,046)          (587)
                                      -----------   ------------   -----------   -------------
      Balance at end of year (II) (III)    22,120         18,963         8,811          5,418
      Less: affiliate that became
       a consolidated subsidiary          (17,056)             -        (3,597)             -
                                      -----------   ------------   -----------   ------------

      Balance at end of year (II)(III)      5,064         18,963         5,214          5,418
      Capital notes (IV)                      150            162             -              -
      Long-term loans and
       debit balances (see C below)         9,305          7,360         9,248          7,301
                                      -----------   ------------   -----------   ------------
                                           14,519         26,485        14,462         12,719
      Less: Current maturities
       of capital notes and loans              60            543            60            543
                                      -----------   ------------   -----------   ------------

                                           14,459         25,942        14,402         12,176
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 7 - Investments in  Subsidiaries, Affiliates and Others (cont'd)

      B.    Affiliates and others (cont'd)

      (I)   Including partnerships

                                                    December 31, 1995       December 31, 1994
                                      -------------------------------------------------------
                                    Original amount      Balance Original amount      Balance
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      (II)  Includes Goodwill
            (Deferred credit) not yet
             fully amortized

            Consolidated                        -              -           496*           785*
                                      ===========   ============   ===========   ============

            Company                             -              -           995            868
                                      ===========   ============   ===========   ============



                                                    December 31, 1995       December 31, 1994
                                      -------------------------------------------------------
                                      Market value Carrying value  Market value Carrying value
                                      -----------   ------------   -----------   ------------
                                      Adjusted NIS  Adjusted NIS   Adjusted NIS  Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------

      (III) Includes shares of
             affiliated company
             traded on the Tel-Aviv
             Stock Exchange                     -              -        15,994         18,361
                                      ===========   ============   ===========   ============

      (IV) Unlinked, bearing no interest


      * Includes Deferred credit, the original amount of NIS 461 thousand and the amortized balance in the amount of NIS 77 thousand.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 7 - Investments in Subsidiaries, Affiliates and Others (cont'd)

C. In October 1995, the Kne Uvne Do-It-Yourself Partnership, of which the Company is a 19.8% limited partner, acquired all of the share capital and ownership rights of loans of Ace Israel (Do-It- Yourself Products) Ltd. for approximately 21 million NIS in total for all partners.

D.    Long-term loans and debit balances

                                                  December 31, 1995         December 31, 1994
                                           ------------------------    ----------------------
                                             Linked to    Linked to    Linked to    Linked to
                                                 index      foreign        Index      foreign
                                                           currency                  currency
                                           -----------  -----------  ----------- ------------
Average interest rate                               0%         2-6%           0%           2%
                                           ===========  ===========  ===========  ===========

                                             Adjusted      Adjusted      Adjusted      Adjusted
                                        NIS thousands NIS thousands NIS thousands NIS thousands
                                        ------------- ------------- ------------- -------------

Consolidated
Long-term loans and
debit balances                                   8,873          432        5,941        1,418
                                           ===========  ===========  ===========  ===========


The Company
Long-term loans and
 debit balances                                 11,016          432       11,502        1,418
                                           ===========  ===========  ===========  ===========


Consolidated
By due dates:
First year                                           -           60            -          543
Second year                                          -          235            -          488
Third year                                           -          137            -          387
No due date                                      8,873            -        5,941            -
                                           -----------  -----------  -----------  -----------

                                                 8,873          432        5,941        1,418
                                           ===========  ===========  ===========  ===========

The Company
By due dates:
First year                                           -           60        2,174          543
Second year                                          -          235            -          488
Third year                                           -          137            -          387
No due date                                     11,016            -        9,328            -
                                           -----------  -----------  -----------  -----------

                                                11,016          432       11,502        1,418
                                           ===========  ===========  ===========  ===========

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 8 - Property, Plant and Equipment

A.    Consist of:
Consolidated:
                    Land and    Machinery    Furniture    Computers        Motor        Total
                   buildings          and   and office          and     vehicles
                                equipment    equipment  peripherals
                 -----------  -----------  -----------  -----------  -----------  -----------
                Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS
                   thousands    thousands    thousands    thousands    thousands    thousands
                 -----------  -----------  -----------  -----------  -----------  -----------
Cost:
Balance -
 January 1, 1995     131,156      222,461       10,854       14,767       15,400      394,638
Additions during
 the year             12,185     a 13,717        4,807        1,244      a 5,380       37,333
Affiliate that became
 a consolidated
 subsidiary            2,858       22,956        1,186            -        2,714       29,714
Reductions during
 the year                  -        1,732           20            -        2,560        4,312
                 -----------  -----------  -----------  -----------  -----------  -----------
Balance -
 December 31,
 1995                146,199  d   257,402       16,827       16,011       20,934      457,373
                 ===========  ===========  ===========  ===========  ===========  ===========
Accumulated
 depreciation and
 amortization:
Balance -
 January 1, 1995      83,974      172,276        9,687       12,090        7,606      285,633
Additions during
 the year              3,223       15,728          653        1,597        3,258       24,459
Affiliate that
 became a consolidate
 subsidiary              208        5,532          750            -        1,536        8,026
Reductions during
 the year                  -        1,347            -            -        2,108        3,455
                 -----------  -----------  -----------  -----------  -----------  -----------
Balance -
 December 31,
 1995                 87,405      192,189       11,090       13,687       10,292      314,663
                 ===========  ===========  ===========  ===========  ===========  ===========
Depreciated
 balance:
December 31,
 1995            c    58,794       65,213        5,737        2,324  b    10,642      142,710
                 ===========  ===========  ===========  ===========  ===========  ===========
Depreciated
 balance:
December 31,
 1994            c    47,182       50,185        1,167        2,677  b     7,794      109,005
                 ===========  ===========  ===========  ===========  ===========  ===========

(a) Includes advance payments in the amount of NIS 1,500 thousand (December 31, 1994 - NIS 2,108 thousand).
(b) Includes depreciated balance of motor vehicles acquired by capital lease in the amount of NIS 289 thousand (December 31, 1994 - NIS 553 thousand).
(c) Includes depreciated balance of leasehold improvements in the amount of NIS 3,113 thousand. (December 31, 1994 - NIS 1,543 thousand).
(d) Net of NIS 685 thousand investment grants received by a subsidiary. To guarantee the terms related to receiving the grant, a lien in favor of the State of Israel was secured on all the assets for which the grant was received. If the abovementioned company does not meet the terms related to the receipt of the grant, it will have to return the amount of the grant in addition to interest from the date it was received.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 8 - Property, Plant and Equipment (cont'd)

The Company
                    Land and    Machinery    Furniture    Computers        Motor        Total
                   buildings          and   and office          and     vehicles
                                equipment    equipment  peripherals
                 -----------  -----------  -----------  -----------  -----------  -----------
                Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS Adjusted NIS
                   thousands    thousands    thousands    thousands    thousands    thousands
                 -----------  -----------  -----------  -----------  -----------  -----------
Cost:

Balance -
 January 1, 1995     121,457      203,915        9,232       13,477        9,178      357,259
Additions during
 the year             11,786       11,311        4,520        1,049        3,583       32,249
Reductions during
 the year                  -          144            -            -        1,518        1,662
                 -----------  -----------  -----------  -----------  -----------  -----------
Balance -
 December 31,
 1995                133,243      215,082       13,752       14,526       11,243      387,846
                 ===========  ===========  ===========  ===========  ===========  ===========

Accumulated
 depreciation and
 amortization:

Balance -
 January 1, 1995      76,721      159,629        9,108       11,251        5,016      261,725
Additions during
 the year        (I)   2,821       12,813          469        1,414        1,764       19,281
Reductions during
 the year                  -          141            -            -        1,341        1,482
                 -----------  -----------  -----------  -----------  -----------  -----------
Balance -
 December 31,
 1995                 79,542      172,301        9,577       12,665        5,439      279,524
                 ===========  ===========  ===========  ===========  ===========  ===========


Depreciated
 balance:
December 31,
 1995                 53,701       42,781        4,175        1,861        5,804      108,322
                 ===========  ===========  ===========  ===========  ===========  ===========

Depreciated
 balance:
December 31,
 1994                 44,736       44,286          124        2,226        4,162       95,534
                 ===========  ===========  ===========  ===========  ===========  ===========

(I) In both the Company and consolidated figures, includes amortization of land lease rights in the amount of NIS 43 thousand. (1994 - NIS 43 thousand).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 8 - Property, Plant and Equipment (cont'd)

      B.1. Part of the land and buildings in the amount of NIS 269 thousand is registered in the Land Registry Office in the name of a wholly-owned subsidiary.

        2. NIS 1,076 thousand represents approximately 50,000 sq.m. of land, registered in the Land Registry in the name of a wholly-owned subsidiary, leased for a period of 49 years which expires in the year 2039. Beginning in 1993, these land lease rights are being amortized over the remaining lease period.


      C. For information relating to liens and commitments on property, plant and equipment, see Note 14.



Note 9 - Bank Credits and Others

      Balances on linkage and interest rate basis:


                    Annual interest                 Consolidated                  The Company
                        rates as of   --------------------------   --------------------------
                        December 31   December 31    December 31   December 31    December 31
                               1995          1995           1994          1995           1994
                        -----------   -----------    -----------   -----------    -----------
                                  %  Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                        -----------     Thousands      Thousands     Thousands      Thousands
                                      -----------    -----------   -----------    -----------
      Bank credit in
       Israeli currency,
       unlinked           15.3-17.7         4,768          2,909           120             12
      Bank credit in
       foreign currency         3.4         2,726              -             -              -
      Current portion of
       long-term loans                        862            871             -              -
                                      -----------   ------------   -----------   ------------

                                            8,356          3,780           120             12
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 10 - Accounts Payable - Trade and Others

                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      A.    Accounts payable -
             Trade and services

            Open accounts                  28,294         32,770        16,003         22,254
            Related parties                 1,233          1,713         1,151          1,337
            Checks payable                  4,772          2,105            33              -
                                      -----------   ------------   -----------   ------------

                                           34,299         36,588        17,187         23,591
                                      ===========   ============   ===========   ============


      B.    Others

            Employees including
             provisions for
             fringe benefits               13,313         12,762        10,486         10,405
            Government institutions         3,506          2,251         2,576          1,601
            Affiliated and subsidiary
             companies                          -              -         1,559          1,669
            Customer advances               1,639            276             -              -
            Other accruals                  7,815          6,024         5,482          3,297
                                      -----------   ------------   -----------   ------------

                                           26,273         21,313        20,103         16,972
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 11 - Long-Term Liabilities

      A.    Long-term loans *

      1.  Balances on linkage and interest rate basis
                                                                                 Consolidated
                                                 Annual interest   --------------------------
                                                     rates as of       Adjusted NIS thousands
                                                    ------------   --------------------------
                                                     December 31   December 31    December 31
                                                            1995          1995           1994
                                                    ------------   -----------   ------------
                                                               %
                                                    ------------
      Unlinked Israeli currency debt1                     0 - 18           560            530
      Index-linked Israeli currency debt2                  0 - 4         1,542            633
      Debts in or linked to foreign currencies            8 - 10         1,759          1,759
      Capital lease debt - index-linked                      6.5            37            107
      Capital lease debt - linked to
       foreign currency                                   9 - 13           135            320
                                                                   -----------   ------------
                                                                         4,033          3,349
      Less - current maturities                                            862            871
                                                                   -----------   ------------

                                                                         3,171          2,478
                                                                   ===========   ============
      1     Includes capital notes unlinked bearing no
             interest, to related parties
             in the amount of                                              439            475
                                                                   ===========   ============
      2     Includes loans from related parties
             in the amount of
             (linked to the index)                                         633            633
                                                                   ===========   ============


      2.    Balances by due dates

                                                                                 Consolidated
                                                                   --------------------------
                                                                   December 31    December 31
                                                                          1995           1994
                                                                   -----------   ------------
                                                                   Ajusted NIS   Adjusted NIS
                                                                     thousands      thousands
                                                                   -----------   ------------

      First year                                                           862            871
      Second year                                                          716            481
      Third year                                                           403            155
      Fourth year                                                          354            737

      Fifth year                                                           629              -
      No due date                                                        1,069          1,105
                                                                   -----------   ------------

                                                                         4,033          3,349
                                                                   ===========   ============

* All loans, except capital lease debt and notes and loans from related parties, are bank loans.

      B. Capital notes issued to consolidated companies are unlinked with no interest.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 12 - Liability Regarding Termination of Employee - Employer Relationship,
          Net

      A.    Consists of:

                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS  Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      Provisions for severance pay          4,542          3,682         3,255          3,503
      Less deposits                         3,809          2,902         2,841          2,758
                                      -----------   ------------   -----------   ------------

                                              733            780           414            745

      Provision for unutilized
       sick leave*                            750            270           750            270
                                      -----------   ------------   -----------   ------------

                                            1,483          1,050         1,164          1,015
                                      ===========   ============   ===========   ============

      *     See C. below


      B.    1.    The employees of the group, except for a few of the
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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


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



Note 13 - Share Capital and Reserves

      A.    The share capital consists of:

                                                      Authorized          Issued and paid for
                                     ---------------------------  ---------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                     ------------   ------------  ------------   -------------
                                     Number of shares (thousands) Number of shares (thousands)
                                     ---------------------------  ---------------------------
      Ordinary shares
       of NIS 1.0 each                    100,000        100,000        60,582         60,582
                                      ===========   ============   ===========   ============


      B. The balance of warrants issued in 1993 which were not exercised, 6,083,310 warrants (series 2), expired on February 10, 1995.


      C. As mentioned in the notes to the December 31, 1993 audited financial statements, the warrants issued to employees free of charge, as part of the public offering in 1993, were presented in those financial statements as such.

            The Company turned to the Income Tax Authority with the request that the amount which was taxable to the employees be deductible for income tax purposes. Their response was positive on the condition that the expense be entered in the Company's books. Therefore, the Company decided to include this expense in the 1994 financial statements as an extraordinary item in the amount of NIS 23,084 thousand, in the Statement of Income against the paid-in capital. The expense was shown net of the tax effect which was NIS 9,452 thousand, which was also the net effect on shareholders' equity.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 14 - Liens, Guarantees, Contingencies and Commitments

      A.    Liens

      1. Subsidiary companies' loans from banks and debt to automobile leasing companies in the amount of NIS 200 thousand are secured by liens on motor vehicles.

      2. Liabilities of several subsidiaries and affiliates to banks and commitments regarding the fulfillment of the terms of projects approved by the "Investment Center", are guaranteed by liens on the assets and insurance rights of those subsidiaries and affiliates. These companies liabilities to banks as of December 31, 1995 that are guaranteed by liens amounted to approximately NIS 7,000 thousand.


      B.    Guarantees

      1. Bank loans and other liabilities of subsidiaries and affiliates in the maximum amount of approximately NIS 5,100 thousand are guaranteed by the Company. The balance of these bank loans and other liabilities as of December 31, 1995 amounted to approximately NIS 2,700 thousand. The Company also has an unlimited guarantee towards banks for several subsidiaries and affiliates. As of December 31, 1995 this guarantee has not been utilized.

      2. The Company has provided guarantees in the ordinary course of business and for the benefit of subsidiaries and affiliates in the approximate amount of NIS 2,500 thousand. The Company also guaranteed the payment of monthly rents of a subsidiary and an affiliate in the approximate amount of NIS 240 thousand (total future liability - approximately NIS 9,500 thousand).

      3. The Company has provided a guarantee to a bank for employees' and sub-contractors loans of approximately NIS 1,040 thousand.


      C.    Contingencies

      1. Various claims are pending against the group, in the total amount of approximately NIS 2,500 thousand, which have been partly provided for according to management's estimation based on legal counsel. In management's opinion, no further provisions are necessary.

      2. Directors' and key employees' indemnity and insurance - The Company articles allow for indemnification and insurance of directors and key employees in accordance with the law. The liability is covered in a group insurance policy of the I.D.B. Group (an interested party).

      3. An affiliate, Chemitas (1988) Limited (hereinafter - Chemitas) was requested by the Environmental Protection Agency (hereafter - EPA) to make certain investments in industrial waste-water purification. The EPA has set this as a condition for renewing Chemitas' business license and poisons license. At this stage of the discussions between Chemitas and the EPA, the amount of the final investment that Chemitas will be asked to make cannot be estimated.

      D.    Commitments

      1. The Company is committed, as of the balance sheet date, to purchase fixed assets in the approximate amount of NIS 1,500 thousand.

      2. Commitments for the purchase of raw materials are presented as "Inventory-in-transit" - see Note 6.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 14 - Liens, Guarantees, Contingencies and Commitments (cont'd)

      D.    Commitments (cont'd)

      3. The Company and several of its subsidiaries and affiliates are required, under various know-how agreements, to pay royalties to those supplying the know-how.

            Such royalties amounted to NIS 847 thousand for the group in 1995 (1994 - NIS 2,371 thousand, 1993 - NIS 2,606 thousand). The group is not dependent upon any specific supplier of know-how and no material damage will be caused in the event of the termination of any know-how agreement.


Note 15 - Earnings per Share

A.    Primary earnings

                                     1995                      1994                      1993
                 ------------------------  ------------------------  ------------------------
                     Primary     Weighted      Primary     Weighted      Primary     Weighted
                    earnings      average     earnings      average     earnings      average
                                number of                 number of                 number of
                                shares in                 shares in                 shares in
                                  primary                   primary                   primary
                                 earnings                  earnings                  earnings
               -------------  -----------  -----------  -----------  -----------  ------------
               Adjusted NIS'000   NIS'000* Adjusted NIS'000 NIS'000* Adjusted NIS'000 NIS'000*
               -------------  -----------  -----------  -----------  -----------  ------------
Primary earnings
 before
 extraordinary
 item                 31,615       60,582       14,888       60,582       50,126       59,364
                 ===========  ===========  ===========  ===========  ===========  ===========

Primary earnings
 after
 extraordinary
 item                 31,615       60,582        1,256       60,582       50,126       59,364
                 ===========  ===========  ===========  ===========  ===========  ===========


B.     Fully diluted earnings

                                     1995                      1994                      1993
                 ------------------------  ------------------------  ------------------------
                    Fully        Weighted      Fully      Weighted       Fully       Weighted
                   Diluted       average      Diluted      average      Diluted       average
                   earnings     number of     earnings    number of     earnings    number of
                                shares in                 shares in                 shares in
                                 fully                     fully                      fully
                                diluted                   diluted                    diluted
                                earnings                  earnings                   earnings
               -------------  -----------  -----------  -----------  -----------  ------------
               Adjusted NIS'000   NIS'000* Adjusted NIS'000 NIS'000* Adjusted NIS'000 NIS'000*
               -------------  -----------  -----------  -----------  -----------  ------------
Fully diluted
 earnings before
 extraordinary
 item                 31,615       60,582       14,888       60,582       51,804       64,746
                 ===========  ===========  ===========  ===========  ===========  ===========

Fully diluted
 earnings after
 extraordinary
 item                 31,615       60,582        1,256       60,582       51,804       64,746
                 ===========  ===========  ===========  ===========  ===========  ===========

*     Number of shares in nominal NIS thousands.

In order to check the probability of the exercise of the options and for the calculation of earnings per share, the present value is calculated assuming the exercise of the options on the last possible date, at Shekel interest rates, after taxes, of 4.5%. (1994 - 4%; 1993 - 3%).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


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

      C.    The composition of deferred taxes:

                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      For fixed assets                     (2,490)         3,717         2,767          3,604
      For provisions for fringe
       benefits, etc.                       6,793          4,362         5,547          4,113
      For tax losses and deductions
       carried forward                      3,817              -             -              -
      For public offering issue
       expenses *                              66            881            66            881
                                      -----------   ------------   -----------   ------------
                                            8,186          8,960         8,380          8,598

      Less - for inventories                  736            715           571            602
                                      -----------   ------------   -----------   ------------

                                            7,450          8,245         7,809          7,996
                                      ===========   ============   ===========   ============

      Included:
      In current assets                     4,875          3,945         3,877          3,822
      In investments and long-term assets   4,088          4,300         3,932          4,174
      In long-term liabilities             (1,513)             -             -              -
                                      -----------   ------------   -----------   ------------

                                            7,450          8,245         7,809          7,996
                                      ===========   ============   ===========   ============

      *    Total tax savings resulting from these expenses - NIS 2,616 thousand.

      D.   Changes in deferred taxes:

                                                    Consolidated                  The Company
                                      --------------------------   --------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                      -----------   ------------   -----------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                      -----------   ------------   -----------   ------------
      Balance beginning of year             8,245         11,475         7,996         10,982
      Change in deferred taxes               (150)             -             -              -
       presented in Statement of Income      (645)        (3,483)         (187)        (3,239)
      Change in deferred taxes
       presented in Shareholders
       Equity                                   -            253             -            253
                                      -----------   ------------   -----------   ------------

      Balance at end of year                7,450          8,245         7,809          7,996
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 16 - Taxes on Income (cont'd)

      E.    Income taxes in statements of income

      Income taxes in the adjusted statements of income consist of:

                                                                                 Consolidated
                                                    -----------------------------------------
                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Provision for current year                          21,695        14,812         28,835
      Change in deferred taxes, net *                        645         3,483          2,267
      Over (under)-provision for previous years            1,200             -           (279)
                                                    ------------   -----------   ------------

                                                          23,540        18,295         30,823
                                                    ============   ===========   ============


      *  Includes change resulting from
          decrease in tax rate in the amount of              107           114             71
                                                    ============   ===========   ============


                                                                                  The Company
                                                    -----------------------------------------
                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Provision for current year                          20,518        13,816         27,199
      Change in deferred taxes, net *                        187         3,239          2,269
      Over(under)-provision for previous years             1,215             -           (231)
                                                    ------------   -----------   ------------

                                                          21,920        17,055         29,237
                                                    ============   ===========   ============


      *   Includes change resulting from
            decrease in tax rate in the amount of            103           101             63
                                                    ============   ===========   ============


      F. Final tax assessments have been received by the Company for tax years up to and including 1994; consolidated subsidiaries have received final tax assessments for various years between 1987-1994.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 16 - Taxes on Income (cont'd)

      G.     Effective tax reconciliation

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Tax rates in effect *                                  37%           38%            39%
                                                    ============   ===========   ============

      Consolidated:

      Theoretical tax at rates in effect                  20,880        13,007         31,229
      Erosion of tax advances                                696           902            757
      Tax effect of permanent differences, net             1,877        (2,182)        (1,148)
      Losses and tax benefits not utilized                   431         6,073              -
      Differences between the definition of equity
       and assets for tax purposes and book
       purposes and others, net                           (1,544)          495            264
      Taxes for previous years                             1,200             -           (279)
                                                    ------------   -----------   ------------

                                                          23,540        18,295         30,823
                                                    ============   ===========   ============


      The Company:

      Theoretical tax at rates in effect                  19,950        13,271         29,016
      Erosion of tax advances                                662           839            718
      Tax effect of permanent differences, net             1,089        (2,277)        (1,425)
      Losses and tax benefits not utilized                     -         5,024              -
      Differences between the definition of equity
       and assets for tax purposes and book
       purposes and others, net                             (996)          198          1,159
      Taxes for previous years                             1,215             -           (231)
                                                    ------------   -----------   ------------

                                                          21,920        17,055         29,237
                                                    ============   ===========   ============


      *  As of 1996 and thereafter, the tax rate is 36%.


      I. A consolidated company has an accumulated loss for tax purposes in the approximate amount of NIS 13,000 thousand (See Note 2(k)) for which no deferred taxes receivable have been recorded.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 17 - Linked Balances

Consolidated:
                                     December 31, 1995                       December 31, 1994
                 -------------------------------------  --------------------------------------
                In or linked        Index     Unlinked  In or linked        Index     Unlinked
                  to foreign       linked                 to foreign       linked
                    currency                                currency
                 -----------  -----------  -----------  ------------  -----------  -----------
                Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS
                   thousands    thousands    thousands     thousands    thousands    thousands
                 -----------  -----------  -----------  ------------  -----------  -----------
Current assets
Cash                   4,453            -       22,486        5,856            -       12,580
Marketable
 securities            4,158       34,703       13,850        4,558       26,392       18,883
Accounts
 receivable -              -        6,886        1,840           44          848       23,637
 trade and
 others*              11,174        3,540      103,676        9,153        6,774       77,285
Bank deposits              -       67,027            -            -       34,317            -
                 -----------  -----------  -----------  -----------  -----------  -----------
                      19,785      112,156      141,852       19,611       68,331      132,385

Investments
Affiliated
 companies
 and others,
 capital notes
 and loans
 including
 current
 maturities              432        8,873          150        1,418        5,942          162
Bank deposits
 and other
 receivables               -        3,270          610            -       64,869        1,013
                 -----------  -----------  -----------  -----------  -----------  -----------
Total assets          20,217      124,299      142,612       21,029      139,142      133,560
                 ===========  ===========  ===========  ===========  ===========  ===========


Current liabilities
Short-term
 bank credits          2,642            -        4,852            -            -        2,909
Accounts payable -
 trade and others:
 Trade                12,988                    21,311       13,749            -       22,839
 Others                  372            -       25,901          333            -       20,980
                 -----------  -----------  -----------  -----------  -----------  -----------
                      16,002                    52,064       14,082            -       46,728

Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net         -        1,483            -            -        1,050            -
Long-term loans,
 including current
 maturities            1,894        1,579          560        2,078          741          530
                 -----------  -----------  -----------  -----------  -----------  -----------

Total liabilities     17,896        3,062       52,624       16,160        1,791       47,258
                 ===========  ===========  ===========  ===========  ===========  ===========

*     Exclusive of deferred taxes and prepaid expenses.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 17 - Linked Balances (cont'd)

Company:
                                     December 31, 1995                       December 31, 1994
                 -------------------------------------  --------------------------------------
                In or linked        Index     Unlinked  In or linked        Index     Unlinked
                  to foreign       linked                 to foreign       linked
                    currency                                currency
                 -----------  -----------  -----------  ------------  -----------  -----------
                Adjusted NIS Adjusted NIS Adjusted NIS  Adjusted NIS Adjusted NIS Adjusted NIS
                   thousands    thousands    thousands     thousands    thousands    thousands
                 -----------  -----------  -----------  ------------  -----------  -----------
Current assets
Cash                   4,047            -       20,871        2,897            -       10,983
Marketable
 securities            4,158       34,703       13,850        4,558       26,392       18,883

Accounts
 receivable -              -        4,982       19,554            -        4,757       41,972
 trade and others*     9,275            -       62,729        7,867        3,512       47,277
Bank deposits              -       67,027            -            -       34,317            -
                 -----------  -----------  -----------  -----------  -----------  -----------
                      17,480      106,712      117,004       15,322       68,978      119,115
Investments
Consolidated subsidiaries -
 loans and capital
 notes, including
 current maturities      432       11,016        2,221            -        5,561            -
Affiliated companies
 and others -
 capital notes
 and loans,
 including
 current maturities        -        2,798          456        1,418        5,942            -
Government loans
Bank deposits
 and other
 receivables               -            -            -            -       65,086            -
                 -----------  -----------  -----------  -----------  -----------  -----------
Total assets          17,912      120,526      119,681       16,740      145,567      119,115
                 ===========  ===========  ===========  ===========  ===========  ===========

Current liabilities
Short-term
 bank credits              -            -          120            -            -           12
Accounts payable -
 trade and others:
 Trade                 5,172            -       12,015        7,352            -       16,239
 Others                    -            -       20,103            -            -       16,972
                 -----------  -----------  -----------  -----------  -----------  -----------
                       5,172            -       32,238        7,352            -       33,223
Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net         -        1,164            -            -        1,015            -
Long-term loans,
 including current
 maturities                -            -        2,065            -            -        2,232
                 -----------  -----------  -----------  -----------  -----------  -----------

Total liabilities      5,172        1,164       34,303        7,352        1,015       35,455
                 ===========  ===========  ===========  ===========  ===========  ===========

*     Exclusive of deferred taxes and prepaid expenses.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 18 - Supplementary Information to the Statements of Income

      A.    Sales (net of allowances)

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Consolidated:
      Local                                              468,442       399,565        430,572
      Export                                              34,300        26,690         29,438
                                                    ------------   -----------   ------------

                                                         502,742       426,255        460,010
                                                    ============   ===========   ============

      Company:
      Local                                              365,557       338,424        362,214
      Export                                              29,072        22,961         25,954
                                                    ------------   -----------   ------------

                                                         394,629       361,385        388,168
                                                    ============   ===========   ============


      B.    Cost of sales

      Consolidated:
      Materials                                          244,344       198,090        206,458
      Labor                                               45,169        40,708         41,453
      Other manufacturing expenses                        30,035        24,691         28,293
      Depreciation and amortization                       18,342        16,558         15,484
                                                    ------------   -----------   ------------

                                                         337,890       280,047        291,688
                                                    ------------   -----------   ------------

      (Increase) Decrease  in inventories of:
      Work in process                                        726        (1,386)           249
      Finished products                                   (2,832)       (1,289)        (1,126)
                                                    ------------   -----------   ------------

                                                          (2,106)       (2,675)          (877)
                                                    ------------   -----------   ------------

                                                         335,784       277,372        290,811
                                                    ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 18 - Supplementary Information to the Statements of Income (cont'd)

      B.    Cost of sales (cont'd)

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Company:
      Materials                                          180,229       161,698        166,508
      Labor                                               37,460        35,564         37,025
      Other manufacturing expenses                        24,162        23,370*        25,114
      Depreciation and amortization                       15,030        14,605         13,252
                                                    ------------   -----------   ------------

                                                         256,881       235,237        241,899
                                                    ------------   -----------   ------------


      Decrease (Increase) in inventories of:
      Work in process                                       (911)       (1,362)           188
      Finished products                                   (2,168)         (968)           361
                                                    ------------   -----------   ------------

                                                          (3,079)       (2,330)           549
                                                    ------------   -----------   ------------

                                                         253,802       232,907        242,448
                                                    ============   ===========   ============


      C.    Selling and marketing expenses

      Consolidated:
      Labor                                               31,320        26,304         24,784
      Depreciation and amortization                        5,216         4,734          3,113
      Advertising                                         13,851        13,507         13,810
      Agents' commissions                                  1,290         2,154          2,771
      Others                                              25,884        22,930         24,083
      Doubtful accounts and bad debt expense               2,827         4,092          1,741
                                                    ------------   -----------   ------------

                                                          80,388        73,721         70,302
                                                    ============   ===========   ============


      Company:
      Labor                                               25,636        22,088         19,501
      Depreciation and amortization                        3,290         3,384          2,288
      Advertising                                         12,750        13,100         12,944
      Others                                              22,013        19,750         22,769
      Doubtful accounts and bad debt expense               2,210         3,723          1,455
                                                    ------------   -----------   ------------

                                                          65,899        62,045         58,957
                                                    ============   ===========   ============

*     Reclassified - See Note 7A.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 18 - Supplementary Information to the Statements of Income (cont'd)

      D.    General and administrative expenses:

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Consolidated:
      Labor                                               18,106        15,887         16,777
      Depreciation and amortization                        1,408         1,193          1,017
      Others                                              11,652        10,384          8,960
                                                    ------------   -----------   ------------

                                                          31,166        27,464         26,754
                                                    ============   ===========   ============


      Company:
      Labor                                               14,200        13,147         13,937
      Depreciation and amortization                          961           760            648
      Others                                               7,851         7,759          6,852
                                                    ------------   -----------   ------------

                                                          23,012        21,666         21,437
                                                    ============   ===========   ============


      E.    Finance income (expense), net

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Consolidated:
      Interest (expense) income on bank credits             (447)          414            411
      Long-term loans finance (expense) income              (149)            7            (35)
      Interest on bank deposits                            3,074         3,028            474
      Gain (Loss) from marketable securities               1,292       (12,257)         6,718
      Commissions and bank expenses                       (1,215)       (2,164)        (2,137)
      Erosion of monetary items and others, net           (4,955)       (8,191)        (4,076)
                                                    ------------   -----------   ------------

                                                          (2,400)      (19,163)         1,355
                                                    ============   ===========   ============

      Company:
      Interest income from bank credits                       76           362            152
      Interest on bank deposits                            3,094         2,996            465
      Gain (Loss) from marketable securities               1,292       (12,257)         6,718
      Commissions and bank expenses                         (594)       (1,705)        (1,679)
      Erosion of monetary items and others, net           (3,688)       (6,315)        (3,013)
                                                    ------------   -----------   ------------

                                                             180       (16,919)         2,643
                                                    ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 18 - Supplementary Information to the Statements of Income (cont'd)

      E.    Other income, net

                                                               For the year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
            Consolidated:
            Capital gains, net                             1,538           778            546
            Profit (Loss) on realization of investment       135          (843)             -
             in affiliated company                           511             -              -
            Sundry income                                    149           650            115
            Amortization of deferred credit                  296           482            480
            Income from capital issue of
             affiliate and subsidiary                          -         3,809          4,354

            Related parties:
            Income from rentals                              578           638            810
            Management fees and participation
             in expenses                                     200           179            194
            Miscellaneous                                      -             -             75
                                                    ------------   -----------   ------------

                                                           3,407         5,693          6,574
                                                    ============   ===========   ============


            Company
            Capital gains, net                               743           753            502
            Profit (Loss) on realization of investment
             in affiliated company                           135          (843)             -
            Sundry income                                    167           251             27
            Income from private issue of subsidiary *          -         3,809              -

            Related parties:
            Income from rentals                              578           638            810
            Management fees and participation
             in expenses                                     200           324            664
            Miscellaneous                                      -             -             75
                                                    ------------   -----------   ------------

                                                           1,823         4,932          2,078
                                                    ============   ===========   ============

            * 1994 - Includes a gain resulting from a private issue of 20% of the capital of Tzah - Israeli Printing Inks Limited (hereinafter Tzah), a subsidiary, which was fully owned by the company until that time. The company granted the purchasers an option to purchase an additional 20% of Tzah, no later than July 1, 1996 at the minimum amount of $1,750 thousand.

                  1993 - the consolidated figures include a gain from a public offering of Serafon Resinous Chemicals Corp. Ltd. on the Tel Aviv Stock Exchange.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 19 - Related and Interested Parties

      A. The Company, as well as its subsidiaries and affiliates, also carry out transactions, within the ordinary course of business, with entities that are interested parties.

            The Securities Authority exempted the Company from describing transactions with Clal Israel Ltd., Koor Industries Ltd., I.D.B. Holdings Ltd., and Leumi Israel Bank Ltd. and the companies held by them as disclosed in their financial statements as of December 31, 1995.

            Details regarding balances and transactions with related parties and other interested parties, mainly companies in the Tambour group, are given in this note as well as in other notes (see also paragraph G.)


      B.    Balance sheet:

                                                    Consolidated                  The Company
                                     ---------------------------  ---------------------------
                                      December 31    December 31   December 31    December 31
                                             1995           1994          1995           1994
                                     ------------   ------------  ------------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                     ------------   ------------  ------------   ------------
      (1)   Included in assets

            Cash and cash equivalents      10,801            364         9,619            363
                                      ===========   ============   ===========   ============

            Marketable securities             688          1,268           688          1,268
                                      ===========   ============   ===========   ============

            Short-term bank deposits       38,963         11,605        38,963         10,883
                                      ===========   ============   ===========   ============

      (2)   Included in liabilities

            Bank credits                    3,868            266             -              -
                                      ===========   ============   ===========   ============

            Liability regarding
             termination of employee-
             employer relationship          1,315          1,297         1,315          1,297
                                      ===========   ============   ===========   ============


      C.    The highest balance in current assets

                                                    Consolidated                  The Company
                                     ---------------------------  ---------------------------
                                          Year ended December 31       Year ended December 31
                                     ---------------------------  ---------------------------
                                             1995           1994          1995           1994
                                     ------------   ------------  ------------   ------------
                                     Adjusted NIS   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                        thousands      thousands     thousands      thousands
                                     ------------   ------------  ------------   ------------
      In cash and cash equivalents         11,380         61,023        11,380         61,023
                                      ===========   ============   ===========   ============

      In accounts receivable -
       trade and others                     3,082          1,808         9,890         15,445
                                      ===========   ============   ===========   ============

      In bank deposits                     46,605         10,513        46,605         10,513
                                      ===========   ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 19 - Related Parties (cont'd)

      D.    Transactions (in the normal course of business):

                                                                       Year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                                    Adjusted NIS  Adjusted NIS   Adjusted NIS
                                                       thousands     thousands      thousands
                                                    ------------   -----------   ------------
      Consolidated:

      Sales                                                5,066         2,986            827
                                                    ============   ===========   ============

      Purchases and other expenses                           761         1,269          1,629
                                                    ============   ===========   ============

      Finance income                                           -            90            528
                                                    ============   ===========   ============

      Finance expense                                          -           196            877
                                                    ============   ===========   ============

      Company:

      Sales                                                8,695         5,494          3,594
                                                    ============   ===========   ============

      Purchases and other expenses                         2,525         1,274          1,885
                                                    ============   ===========   ============

      Management fees paid                                   772           815            742
                                                    ============   ===========   ============

      Finance income                                         330            90            544
                                                    ============   ===========   ============

      Finance expense                                          -           920          1,065
                                                    ============   ===========   ============

      E.    Remuneration of interested parties

                                                                     Consolidated and Company
                                                    -----------------------------------------
                                                                       Year ended December 31
                                                    -----------------------------------------
                                                            1995          1994           1993
                                                    ------------   -----------   ------------
                                        Number of   Adjusted NIS  Adjusted NIS   Adjusted NIS
                                          persons      thousands     thousands      thousands
                                        ---------   ------------   ------------  ------------
      Interested parties employed by
       the company or on its behalf             1          1,573         1,677          1,608*
                                                    ============   ===========   ============

      Interested parties not employed
       by the company or on its behalf         10            321           351            118
                                                    ============   ===========   ============

      * Not including warrants granted (see Note 13B), whose value for tax purposes is NIS 1,988 thousand.


      F. In 1993, the company paid commissions on the public offering of share capital and warrants (see Note 13B), to an indirect interested party in the approximate amount of NIS 3 million.


      G.    Also see Notes 4, 7, 10, 11, 14 and 18E.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 20 - Condensed Nominal Financial Statements of the Company

      A.    Balance Sheet

                                                                   December 31    December 31
                                                                          1995           1994
                                                                 -------------  -------------
                                                                 NIS thousands  NIS thousands
                                                                 -------------  -------------
      Current assets
      Cash and cash equivalents                                         24,918         12,842
      Marketable securities                                             52,711         46,097
      Accounts receivable - trade                                       72,004         54,259
      Other receivables                                                 32,710         50,500
      Bank deposits                                                     67,027         31,744
      Inventories                                                       75,272         68,368
                                                                   -----------   ------------
                                                                       324,642        263,810
                                                                   -----------   ------------

      Investments and long-term assets
      Investments in subsidiaries, affiliates and others                45,770         36,055
      Bank deposits and other receivables                                3,254         60,206
      Deferred taxes, net                                                  607            525
                                                                   -----------   ------------

                                                                        49,631         96,786
                                                                   -----------   ------------

      Property, plant and equipment
      Cost                                                             166,947        137,191
      Less: Accumulated depreciation                                    79,144         65,607
                                                                   -----------   ------------

                                                                        87,803         71,584
                                                                   -----------   ------------

                                                                       462,076        432,180
                                                                   ===========   ============

      Current liabilities
      Bank credits                                                         120             11
      Accounts payable - trade                                          17,187         21,822
      Other accounts payable                                            20,103         15,700
      Dividend declared                                                      -         10,000
                                                                   -----------   ------------

                                                                        37,410         47,533
                                                                   -----------   ------------
      Long-term liabilities
      Liability regarding termination of employee-employer
       relationship, net                                                 1,164            939
      Capital notes issued to subsidiaries                               2,065          2,065
                                                                   -----------   ------------

                                                                         3,229          3,004
                                                                   -----------   ------------

      Shareholders' equity
      Share capital                                                     60,582         60,582
      Paid-in capital                                                  149,934        149,934
      Retained earnings                                                210,921        171,127
                                                                   -----------   ------------

                                                                       421,437        381,643
                                                                   -----------   ------------

                                                                       462,076        432,180
                                                                   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 20 - Condensed Nominal Financial Statements of the Company (cont'd)

      B.    Statements of Income

                                                                       Year ended December 31
                                                    ------------------------------------------
                                                            1995          1994           1993
                                                    NIS thousands  NIS thousands NIS thousands
                                                    -------------  ------------- -------------
      Revenue from sales                                 376,446       313,667        300,081
      Cost of sales                                      232,959       192,306*       180,169
                                                    ------------   -----------   ------------

      Gross profit                                       143,487       121,361        119,912
                                                    ------------   -----------   ------------

      Selling and marketing expenses                      62,613        53,687         45,303
      General and administrative expenses                 21,784        18,628         16,446
                                                    ------------   -----------   ------------

                                                          84,397        72,315         61,749
                                                    ------------   -----------   ------------

      Operating income                                    59,090        49,046         58,163

      Finance income, net                                 17,881        13,949         14,659
      Other income, net                                    1,840         4,835          5,310
                                                    ------------   -----------   ------------

      Income before income taxes                          78,811        67,830         78,132

      Income taxes                                        20,021        13,125         21,066
                                                    ------------   -----------   ------------

      Net income after income taxes                       58,790        54,705         57,066

      Equity in earnings of subsidiaries, affiliates
      and others, net                                      1,004         1,243*         3,004
                                                    ------------   -----------   ------------

      Net income before extraordinary item                59,794        55,948         60,070

      Extraordinary item -
      Salary expense relating to the portion of
       securities issued which constitutes an
       employee benefit, net                                   -         9,465              -
                                                    ------------   -----------   ------------

      Net income for the year                             59,794        46,483         60,070
                                                    ============   ===========   ============



      *     Reclassified - See Note 7A.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 20 - Condensed Nominal Financial Statements of the Company (cont'd)

C.    Statement of shareholders' equity

                              Share       Premium       Proceeds      Retained          Total
                            capital   and capital     from issue      earnings
                                          reserve    of warrants
                      ------------- -------------  ------------- -------------  -------------
                      NIS thousands NIS thousands  NIS thousands NIS thousands  NIS thousands
                      ------------- -------------  ------------- -------------  -------------
Balance as of
 January 1, 1993                 50         5,690              -       138,353        144,093


Changes in 1993:

Issue of bonus shares        49,950        (5,536)             -       (44,414)             -
Issue of share capital
 and warrants, net            4,500        52,460*        14,365*            -         71,325
Exercise of warrants, net     1,186        13,535*        (1,366)*           -         13,355
Net income                        -             -              -        60,070         60,070
Dividend                          -             -              -       (14,365)       (14,365)
                        -----------   -----------   ------------   -----------   ------------
Balance as of
 December 31, 1993           55,686        66,149         12,999       139,644        274,478


Changes in 1994:

Salary expense relating to the
 portion of securities issued
 which constitutes an
 employee benefit, net            -         9,031          8,160             -         17,191
Exercise of warrants, net     4,896        58,917*        (5,322)*           -         58,491
Net income                        -             -              -        46,483         46,483
Dividend**                        -             -              -       (15,000)       (15,000)
                        -----------   -----------   ------------   -----------   ------------
Balance as of
 December 31, 1994           60,582       134,097         15,837       171,127        381,643


Changes in 1995:

Expiration of warrants            -        15,837*       (15,837)*           -              -
Net income                        -             -              -        59,794         59,794
Dividend                          -             -              -       (20,000)       (20,000)
                        -----------   -----------   ------------   -----------   ------------
Balance as of
 December 31, 1995           60,582       149,934              -       210,921        421,437
                        ===========   ===========   ============   ===========   ============


*     Net of issue and registration expenses, after tax affect.
**    Includes NIS 10,000 thousands dividend declared.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 21 - Subsequent Events

      Subsequent to the balance sheet date, the Company purchased, outside the stock exchange, approximately 59% of the share capital of Kedem Chemicals Ltd. (hereafter - "Kedem"), a company whose shares are traded in the Tel Aviv Stock Exchange.

      Kedem is active in special chemicals including cleaning materials for the wholesale and institutional markets.

      The Company paid approximately 44.8 million NIS for the purchase of Kedem, which was approximately their value on the stock exchange at the date of acquisition.



Note 22 - Consolidated Financial Data Presented according to U.S. GAAP

      A.    Change in Method of Reporting

      In December 1981, the Financial Accounting Standards Board in the U.S.A. established a new standard for reporting the financial position and results of operations of foreign subsidiaries in United States (U.S.) consolidated financial statements (SFAS No. 52). The Israeli subsidiaries and investees of PEC Israel Economic Corporation (PEC) had been preparing U.S. dollar financial statements under SFAS No. 52 utilizing the hyper-inflationary economy approach which essentially retains historical dollar values for non-monetary assets including long-term investments, property and equipment and equity accounts.

      The inflation rate in Israel has steadily declined to the point that the use of historical dollar accounting as prescribed in SFAS No. 52 may no longer be appropriate for the translation of financial statements of subsidiaries and investees based in Israel. Under hyper-inflationary accounting (SFAS No. 52), the functional currency of the Israeli entities was defined as the reporting currency of the U.S. investor. For the purpose of PEC's investee companies the transition date for the reporting currency basis was determined to be December 31, 1992. Consequently, as from January 1, 1993, for U.S. GAAP purposes, this conversion has been implemented as follows:

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


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

      (3)   Deferred credit (negative goodwill)

            The consolidated nominal NIS financial statements include a deferred credit amortized over five to ten years, as permitted by Israeli GAAP. For the purposes of the financial statements contained in this note, prepared according to U.S. GAAP, property, plant and equipment have been reduced by the excess cost over the assigned value of net assets acquired.

      (4)   Dividends declared

            According to Israeli GAAP, dividends from the earnings of a year are accrued at the end of that year even though they are approved after that year's end. For the purposes of the financial statements contained in this note, these dividends have not been accrued since, according to U.S. GAAP, dividends are reflected as a liability when declared.


      C. The preparation of the financial statements in conformity with generally accepted accounting principles requires management of the Company and its affiliates to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (cont'd)

      C.    Balance Sheets

                                                                   December 31    December 31
                                                                          1995           1994
                                                                  ------------  -------------
                                                                  NIS thousands NIS thousands
                                                                  ------------  -------------
      Assets

      Current assets

      Cash and cash equivalents                                         26,939         17,054
      Marketable securities                                             52,711         46,097
      Accounts receivable - trade and others                           137,398        116,746
      Bank deposits                                                     67,027         31,744
      Inventories                                                       95,941         79,614
                                                                   -----------   ------------

                                                                       380,016        291,255
                                                                   -----------   ------------

      Investments and long-term assets

      Affiliated companies and others                                   13,033         21,910
      Bank deposits and other receivables                                3,880         60,943
      Deferred taxes, net                                               10,033          8,794
                                                                   -----------   ------------

                                                                        26,946         91,647
                                                                   -----------   ------------

      Property, plant and equipment

      Cost                                                             278,006        224,581
      Less - accumulated depreciation                                  162,250        141,267
                                                                   -----------   ------------

                                                                       115,756         83,314
                                                                   -----------   ------------

      Intangible assets, net                                               888            252
                                                                   -----------   ------------

                                                                       523,606        466,468
                                                                   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (cont'd)

      C.    Balance Sheets (cont'd)

                                                                   December 31    December 31
                                                                          1995           1994
                                                                 -------------  -------------
                                                                 NIS thousands  NIS thousands
                                                                 -------------  -------------
      Liabilities and Shareholders' Equity

      Current liabilities

      Bank credits and others                                            8,356          3,524
      Accounts payable - trade and others                               60,350         53,447
                                                                   -----------   ------------


                                                                        68,706         56,971
                                                                   -----------   ------------

      Long-term liabilities

      Long-term debt                                                     3,171          2,260
      Liability regarding termination of employee-
       employer relationship, net                                        1,483            971
                                                                   -----------   ------------

                                                                         4,654          3,231
                                                                   -----------   ------------

      Minority interest                                                 17,272          3,425
                                                                   -----------   ------------

      Shareholders' equity

      Share capital                                                     80,561         80,561
      Paid-in capital                                                  144,721        144,721
      Foreign currency translation adjustment                            1,703          1,703
      Retained earnings                                                205,989        175,856
                                                                   -----------   ------------

                                                                       432,974        402,841
                                                                   -----------   ------------

                                                                       523,606        466,468
                                                                   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (cont'd)

      D.    Statements of Income

                                                                       Year ended December 31
                                                   ------------------------------------------
                                                            1995          1994           1993
                                                   NIS thousands NIS thousands  NIS thousands
                                                   ------------- -------------  -------------
      Revenue from sales                                 481,997       369,983        360,193
      Cost of sales                                      312,207       230,953        225,853
                                                    ------------   -----------   ------------

      Gross profit                                       169,790       139,030        134,340
                                                    ------------   -----------   ------------

      Selling and marketing expenses                      76,072        63,489         55,612
      General and administrative expenses                 30,006        23,690         22,307
      Employee warrants[see B(1)]                              -             -          7,293
                                                    ------------   -----------   ------------

                                                         106,078        87,179         85,212
                                                    ------------   -----------   ------------

      Operating income                                    63,712        51,851         49,128

      Financing income, net                               14,810        11,073         14,321
                                                    ------------   -----------   ------------

      Operating income                                    78,522        62,924         63,449

      Other income, net                                    3,412         4,871          5,523
                                                    ------------   -----------   ------------

      Income before income taxes                          81,934        67,795         68,972

      Income taxes                                        19,550         8,580         19,204
                                                    ------------   -----------   ------------

      Net income after income taxes                       62,384        59,215         49,768

      Equity in earnings (losses) of affiliated
       companies and others, net                            (500)          305            238

      Minority interest in consolidated
       subsidiaries' income                               (1,751)         (538)          (544)
                                                    ------------   -----------   ------------

      Net income                                          60,133        58,982         49,462
                                                    ============   ===========   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1995
- --------------------------------------------------------------------------------


Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (cont'd)

E.    Statement of changes in shareholders' equity

                      Share    Additional     Proceeds      Foreign     Retained        Total
                     capital      paid-in         from     currency     earnings
                                  capital     issue of  translation
                                              warrants   adjustment
                   ---------    ---------    ---------  -----------    ---------    ---------
                         NIS          NIS          NIS          NIS          NIS          NIS
                   thousands    thousands    thousands    thousands    thousands    thousands
                   ---------    ---------    ---------  -----------    ---------    ---------
Balance as of
 January 1, 1993      20,028            -            -            -      136,727      156,755

In the year 1993:
Cumulative
 effect of
 deferred taxes            -            -            -        1,703            -        1,703
Issuance of
 bonus shares         49,950            -            -            -      (49,950)           -
Issuance of
 shares and
 warrants, net         4,500       52,460*      14,365*           -            -       71,325
Employee
 warrants                  -            -        7,252            -            -        7,252
Exercise of
 warrants, net         1,186       13,535*      (1,366)*          -            -       13,355
Net income                 -            -            -            -       49,462       49,462
Cash dividend              -            -            -            -      (14,365)     (14,365)
                 -----------  -----------  -----------  -----------  -----------  -----------

Balance as of
 December 31,
 1993                 75,664       65,995       20,251        1,703      121,874      285,487


In the year 1994:
Exercise of
 warrants, net         4,897       62,603*      (9,010)*          -            -       58,490
Tax benefit of
 employee warrants         -        2,563        2,319            -            -        4,882
Net income                 -            -            -            -       58,982       58,982
Cash dividend              -            -            -            -       (5,000)      (5,000)
                 -----------  -----------  -----------  -----------  -----------  -----------
Balance as of
 December 31,
 1994                 80,561      131,161       13,560        1,703      175,856      402,841


In the year 1995:
Expiration of warrants     -       13,560*     (13,560)*          -            -            -
Net income                 -            -            -            -       60,133       60,133
Cash dividend              -            -            -            -      (30,000)     (30,000)
                 -----------  -----------  -----------  -----------  -----------  -----------

Balance as of
 December 31,
 1995                 80,561      144,721            -        1,703      205,989      432,974
                 ===========  ===========  ===========  ===========  ===========  ===========

*     Net of issue and registration expenses, after tax effect.

                                                Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1995
- --------------------------------------------------------------------------------



                                                                    Control and
                                                                      ownership
                                                                    -----------
                                                                              %
                                                                    -----------
Consolidated companies
Italchem Ayalon Ltd.                                                         64
Aniam Purification Systems Ltd.                                            66.7
R.R.E. Rotem Engineering Ltd.                                              56.7
Gil - the Israeli Marketing Paint Company                                    24*
Tambour Holdings 1993 Ltd.                                                  100
Solar Dynamics Ltd.                                                          64
Tzevah Paint Industries Ltd.                                                100
Tzah - Israeli Printing Inks Ltd.                                            80
R.D. Glaso-Center Ltd.                                                      100
Serafon Resinous Chemicals Corp. Ltd.                                     55.65
Tovalah Ltd.                                                                100
T.P. Development Establishment                                              100
Cotachem Farben G.M.B.H.                                                    100
Tambour Paints (Hellas) LLC                                                 100
Kedem Chemicals Ltd.                                               (See Note 21)


Affiliated companies
Vertigo Robotics Technology Ltd.                                           37.5
Alram Cooling Systems Ltd.                                                33.35
Chemitas 1988 Ltd.                                                           50
Kne Uvne Marketing (1993) Ltd.                                               20
International Ilios Cotachem S.A.                                            40
Mader Baufarben A.G.                                                         49


Partnerships
Kne Uvne Limited Partnership                                                 20


Inactive Companies
Ayalon Water Purification Ltd.                                              100
Engel-Aniam Ltd.                                                          33.35
Askar Ltd.                                                                  100
Hamerakeh - Hydrohamer Ltd.                                                 100
Tambourechev Ltd.                                                           100
Chemetal Ltd.                                                               100
Memberfil Ltd.                                                               50
Nad (Investments) Ltd.                                                      100
C.T.I. Inks (1983) Ltd.                                                      80
British Paints L.L.C.                                                        40
Tamarin (Marine Paints) Ltd.                                                100


*     100% ownership and control, in effect

Shlomo Ziv & Co.                                       Member of
Certified Public Accountants (Isr.)                    Summit International
Tel-Aviv; Amot Bituah House Bldg.B.                    Associates, Inc.
46-48 Derech Petach-Tikva Rd. Tel-Aviv 66184
Tel. 03-6386868 Fax. 03-6394320

Haifa: 2 Hanamal St., P.O. B.1886, Haifa 31018
Tel: 04-8675025/6 Fax: 04-8679461


                     AUDITOR'S REPORT TO THE SHAREHOLDERS OF
           ADIR INTERNATIONAL COMMUNICATIONS SERVICES CORPORATION LTD.
           -----------------------------------------------------------

We have examined the Balance Sheet of Adir International Communications Services Corporation Ltd. and the Consolidated Balance Sheet of Adir International Communications Services Corporation Ltd. and its subsidiary companies as at December 31, 1995 and 1994 and the Statement of operations of the Company and consolidated, the Changes in shareholders Equity and the Statement of Cash-flows of the Company and consolidated for each of the three years in the period ended December 31, 1995. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

The above statements have been prepared on the basis of the historical cost convention, adjusted to the general purchasing power of the Israel Shekel, in conformity with Opinions 36 and 50 of the Institute of Certified Public Accountants in Israel. Condensed data in nominal Shekels of the above statements, on the basis of which the adjusted statements have been prepared, is given in Note 17.

For the purpose of these financial statements there is no material difference between generally accepted accounting principles in Israel and generally accepted accounting principles in the U.S.

In our opinion, the above financial statements present fairly, in conformity with general accepted accounting principles, the financial position of the company and consolidated as at December 31, 1995 and 1994 the results of operations of the company and consolidated, the changes in its shareholders equity and the cash-flows in the company and consolidated for each of the three years in the period ended December 31, 1995.

Pursuant to section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us as shown by the Company's books.

Without qualifying our opinion we direct your attention to the content of note 1(C) attached to the financial statements about the affect of the international second operator tender on the company's future reports.

12 February, 1996                       SHLOMO ZIV & CO.

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


Somekh Chaikin


Tel-Aviv, February 29, 1996


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE SHAREHOLDERS OF BULK TRADING CORPORATION LIMITED


We have audited the balance sheets of Bulk Trading Corporation Limited as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 14 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of it operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of normal/historical net profit (loss) and shareholder's equity to the extent summarized in note 15 to the financial statements.


Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR)






     A Member of the Price Waterhouse Worldwide Organization

CERTIFIED PUBLIC ACCOUNTANTS(ISR)
TEL AVIV 61006             HAIFA 31001                JERUSALEM 91001
33 YAVETZ STREET           5 PALYAM STREET            33 JAFFA ROAD
P.O.BOX 609                P.O.BOX 210                P.O.BOX 212
TEL: (03) 517 4444         TEL(04) 670 338            TEL: (02) 253 291
TELECOPIER:(972)3 517 4440 TELECOPIER: (972)4 670 319 TELECOPIER: (972)2 253 292

- --------------------------------------------------------------------------------
SOMEKH CHAIKIN





Tel-Aviv, February 15, 1996



Auditor's Report to the Shareholders of  Camdev Limited

We have audited the balance sheets of Camdev Limited as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 10 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholder's equity

A MEMBER OF THE PRICE WATERHOUSE WORLDWIDE ORGANIZATION and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 11C to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)






A MEMBER OF THE PRICE WATERHOUSE WORLDWIDE ORGANIZATION

                                                   ROJANSKY, HALIFI, MEIRI & CO.
                                                   CERTIFIED PUBLIC ACCOUNTANTS
                                                   -----------------------------
Ezra Abdat        C.P.A. (Isr.)
Nadav Hacohen     C.P.A. (Isr.)
Shaul Netzer-El   C.P.A. (Isr.)
Edmond Raviv      C.P.A. (Isr.)
Itzhak Gross      C.P.A. (Isr.)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------
                             TO THE SHAREHOLDERS OF
                             ----------------------

                       CANIEL - ISRAEL CAN COMPANY LIMITED
                       -----------------------------------

        We have audited the consolidated balance sheet of Caniel-Israel Can Company Limited as of December 31, 1995 and 1994, the related consolidated Statements of Income and Shareholders' Equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's Management.

        Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles applied and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

        The above Statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

        Condensed statements in nominal values which formed the basis of the adjusted statements appear in Note 21 to the financial statements.

        In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as of December 31, 1995 and 1994, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

        Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 24 to the financial statements.

                                               /s/ ROJANSKY, HALIFI, MEIRI & CO.
Tel-Aviv,                                          ROJANSKY, HALIFI, MEIRI & CO.
March 7, 1996                                      CERTIFIED PUBLIC ACCOUNTANTS.

Certified Public Accountants (Isr)

Tel Aviv 61006      Haifa 31001              Jerusalem 91001
33 Yavetz Street    5 Palyam Street          33 Jaffa Road
P.O.Box 609         P.O.Box 210              P.O.Box 212
Tel: (03) 517 4444  Tel: (04) 670 338        Tel: (02) 253 291
Telecopier:         Telecopier:              Telecopier:
  (972) 3 517 4440    (972) 4 670 319          (972) 2 253 292


Somekh Chaikin




Tel-Aviv, February 26, 1996



Report of Independent Public Accountants
Cellcom Israel Ltd.


We have audited the balance sheets of Cellcom Israel Ltd. as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the two periods (as per the financial statements) then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 23 to the financial statements.


          A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit, the above mentioned financial statement present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the two periods (as per the financial statements) then ended, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not materially affect the determination of nominal/historical net loss and shareholders' equity.

As more fully discussed in Note 14(a) motions to be recognized as class action lawsuits have been filed against the Company concerning difficulties previously experienced in the operation of the Company's network. The ultimate outcome of this potential litigation cannot be determined at this time, accordingly, no provision for any liability that may result from the preceding litigation has been made in the accompanying financial statements.


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


Somekh Chaikin


Tel-Aviv, February 29, 1996




Report of Independent Public Accountants of
DEP Technology Holdings Limited


We have audited the balance sheets of DEP Technology Holdings Limited as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1995, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 8 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not materially affect the determination of nominal/histrical net loss and shareholders' equity.


/s/ Somekh Chaikin

Certified Public Accountants (Isr.)


A MEMBER OF THE PRICE WATERHOUSE WORLDWIDE ORGANIZATION and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of nominal net profit and shareholders' equity to the extent summarized in Note 11C to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)






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


Somekh Chaikin


Tel-Aviv, March 14, 1996



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF DIC and PEC CABLE TV LTD.


We have audited the balance sheets of DIC and PEC Cable TV Ltd. as at December 31, 1995, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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


          A Member of the Price Waterhouse Worldwide Organization

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 5 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 6 to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Tel-Aviv, March 7, 1996



RASOLY & CO                             SOMEKH CHAIKIN
Certified Public Accountants (Isr.)     Certified Public Accountants (Isr.)
Tel-Aviv                                Tel-Aviv




Report of Independent Public Auditors
Electronics Line (E.L.) Limited


We have audited the consolidated balance sheets of Electronics Line (EL) Limited as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 26 to the financial statements.

The financial statements of certain consolidated companies whose assets comprise 24% of the total assets included in the consolidated balance sheet (1994 - 15%) and whose income represents approximately 53% of income inlcuded in the consolidated statement of earnings (1994 - 48%, 1993 -49%) were audited by other certified public accountants whose reports were received by us.

In our opinion, based on our audit and the reports of other auditors as mentioned above, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholder's equity and cash flows of each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit and shareholders' equity to the extent summarized in Note 27 to the financial statements.







Rasoly & Co.                            Somekh Chaikin
Certified Public Accountants (Isr.)     Certified Public Accountants (Isr.)

                               Joint Auditors

                                   LEIGH CARR

CHARTERED ACCOUNTANTS    Twenty Seven Blandford Street, London W1H 4EN
                         Tel 0171 925 7755 Fax 0171 935 5172


Electronics Line (EL) Limited
Group Audit Instructions
Period Ended 31 December 1995

Auditors Report


20 February 1996



Auditor's Report to the Shareholders of
Electronics Line (UK) Limited

We have examined the balance sheet of Electronics Line (UK) Limited and its subsidiaries as at 31 December 1995 and the related statements of income and changes in capital and statement of cash flows for the period then ended. Our examination was made in accordance with generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of Electronics Line (UK) Limited and its subsidiary as at 31 December 1995 and the result of its operations and changes in cash flow for the period 1 July 1995 to 31 December 1995 in conformity with generally accepted accounting principles applied on a consistent basis; and, the supplemental schedules, when considered in relation to the basic financial statements present fairly in all material respects the information shown thereon.




Leigh Carr
Chartered Accountants
Registered Auditors

                                   February 27, 1996

Auditor's Report to the Shareholders of
Electronics Line U.S.A., Inc.

We have examined the balance sheets of Electronics Line U.S.A., Inc. as at December 31, 1995 and 1994, and the related statements of income and changes in capital and statement of cash flows for the years then ended. Our examination was made in accordance with generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of Electronics Line U.S.A., Inc. as at December 31, 1995 and 1994, and the results of its operations, and changes in cash flows for the years then ended, in conformity with generally accepted accounting principles applied on a consistent basis, and the supplemental schedules, when considered in relation to the basic financial statements present fairly in all material respects the information shown thereon.

                                        Ned Smolen
                                   ------------------------------
                                   Certified Public Accountant

                         SMOLEN & SMOLEN
                   CERTIFIED PUBLIC ACCOUNTANTS

                             NEW YORK

SORECOM   Societe           Societe de            Societe d'Expertise Comptable
          d'Organisation    Commissaires          inscrite ou Tableau
          et de Revision    aux Comples           de l'Ordre des Experts
          Comptable         Compagnie de Paris    Comptables de Paris

                                   Paris, February 26, 1996


SECTEC S.A.R.L.
127, boulevard de Champigny
94210 LA VARENNE SAINT-HILAIRE

Auditors report to the Shareholders of
Electronics Line (EL) Limited

We have examined the Balance Sheets of SECTEC S.A.R.L. as at December 31, 1995 and 1994, and the related statements of income and changes in capital and statement of cash flows for the years then ended. Our examination was made in accordance with generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of SECTEC S.A.R.L. AS AT December 31, 1995 and 1994 and the results of its operations, and changes in cash flows for the years then ended, in conformity with generally accepted accounting principles generally applied on a consistent basis; and, the supplemental schedules, when considered in relation to the basic financial statements present fairly in all material respects the information shown thereon.

Jean-Jacques ELKAIM
Expert-Comptable











107, bd Malesherbes - 75008 Paris - Tel: 53 77 28 10 + - Fax: 42 89 45 80

HAFT & HAFT & CO.
INCL. STRAUSS, LAZER & CO.                   CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                                    NEXIA
                                INTERNATIONAL


                                AUDITORS' REPORT
                    TO THE SHAREHOLDERS OF EL-YAM SHIPS LTD.
                    ----------------------------------------


      We have examined the special purpose Consolidated Balance Sheet of El-Yam Ships Ltd. as at December 31, 1994 and 1993 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years ended December 31,1994. Our examination was made in accordance with generally accepted auditing standards, including the rules prescribed under the Israel Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in these circumstances.

      As stated at the end of Note 2d to the financial statements of December 31, 1994, prior to 1993, an investment by the affiliated company in an affiliate was carried at cost, due to the fact that the necessary data in U.S. dollars for inclusion at equity could not be furnished.

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


                                               /s/ H.H.S.L. Haft & Haft & Co.
March 23, 1996                                    H.H.S.L. Haft & Haft & Co.
Tel-Aviv, Israel                             Certified Public Accountants (Isr.)


Tel Aviv:   Haft Build, 51 Weizman St. P.O.B. 18115, Code 61180,
            Tel. 972-3-696 7231, Fax 972-3-695 3517

            Maya Build, 74 Derekh Petah Tikva, Code 67215,
            Tel. 972-3-561-3545, Fax 972-3-561 3824

Haifa:      55 Pinhas Margolin St. P.O.B. 8081, Code 31080,
            Tel. 972-4-852 5202, Fax 972-4-855 5813

Jerusalem:  16 Bilu St. P.O.B. 790, Code 91007,
            Telephone 972-2-638 276, Fax 972-2-635 534

                        Member of Nexia International

Certified Public Accountants (Isr)

Tel Aviv 61006      Haifa 31001              Jerusalem 91001
33 Yavetz Street    5 Palyam Street          33 Jaffa Road
P.O.Box 609         P.O.Box 210              P.O.Box 212
Tel: (03) 517 4444  Tel: (04) 670 338        Tel: (02) 253 291
Telecopier:         Telecopier:              Telecopier:
  (972) 3 517 4440    (972) 4 670 319          (972) 2 253 292


Somekh Chaikin


Tel-Aviv, February 29, 1996




Report of Independent Public Accountants to the Board of Directors of Gemini Capital Fund Management Ltd.


We have audited the accompanying balance sheet of Gemini Capital Fund Management Ltd. as at December 31, 1995 and December 31, 1994, statements of income, changes in shareholders' equity and cash flows for each of the three years the last of which ended on December 31, 1995, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards including those prescribed by the Israel Auditors' Regulations (Auditors' Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Fund Management Ltd. as at December 31, 1995 and December 31, 1994, and the results of its operations, changes in its shareholder's equity and cash flows for each of the three years the last of which ended on December 31, 1995, in conformity with accounting principles generally accepted in the United States and Israel on the basis outlined in Note 2A to the financial statements.


Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)



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


Somekh Chaikin


Tel-Aviv, February 29, 1996




Report of Independent Public Accountants to the Partners of Gemini Israel Fund L.P.



We have audited the accompanying balance sheet of Gemini Israel Fund L.P. as of December 31, 1995 and December 31, 1994, statements of income, changes in partners capital and cash flows for each of the three years the last of which ended on December 31, 1995, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund as of December 31, 1995 and December 31, 1994, the results of its operations, changes in its partners capital and cash flows for each of the three years the last of which ended December 31, 1995 in conformity with accounting principles generally accepted in the United States and in Israel on the basis detailed in Note 2A to the financial statements.




      A Member of the Price Waterhouse Worldwide Organization

As explained in Note 2, the financial statements include investments valued at U.S. dollars 10,822 thousand (previous year - U.S. dollars 5,516 thousand) (56% of partners capital at balance sheet date, previous year - 33%) whose values have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.



Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)






     A Member of the Price Waterhouse Worldwide Organization

   Kesselman                Coopers
   & Kesselman              & Lybrands

   certified public
   accountants (Isr.)




                         AUDITORS' REPORT
                         ----------------

                      To the Shareholders of

            GILAT COMMUNICATION ENGINEERING 1990 LTD.
            -----------------------------------------

We have examined the financial statements of Gilat Communication Engineering 1990 Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets at December 31, 1995 and 1994 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of a proportionately consolidated company, whose assets included in consolidation at December 31, 1995 and 1994 constitute approximately 4.1% and 7.2%, respectively, of total consolidated assets and whose turnover included in consolidation for the years ended December 31, 1995, 1994 and 1993 constitutes approximately 13.9%, 12.6% and 5.0%, respectively, of total consolidated turnover, have been examined by other certified public accountants. Data relating to the Company's share in profits of an associated company are based on that associated company's financial statements which have been examined by other certified public accountants.

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

In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel, the financial position - of the Company and consolidated - at December 31, 1995 and 1994 and the results of operations and the cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1995.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 16.


Tel-Aviv, Israel                   Kesselman & Kesselman
   March 3, 1996            Certified Public Accountants (Isr.)























Kesselman & Kesselman is a member of Coopers & Lybrand
International, a limited liability association incorporated in Switzerland.

   Kesselman                Coopers
   & Kesselman              & Lybrands

   certified public
   accountants (Isr.)



                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------


                      To the Shareholders of


                  GILAT SATELLITE NETWORKS LTD.
                  -----------------------------

We have examined the consolidated balance sheets of Gilat Satellite Networks Ltd. (the "Company") and its subsidiaries at December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).

Tel-Aviv, Israel                 Kesselman & Kesselman
   February 27, 1996          Certified Public Accountants (Isr.)












Kesselman & Kesselman is a member of Coopers & Lybrand
International, a limited liability association incorporated in Switzerland.

Certified Public Accountants (Isr)

Tel Aviv 61006      Haifa 31001              Jerusalem 91001
33 Yavetz Street    5 Palyam Street          33 Jaffa Road
P.O.Box 609         P.O.Box 210              P.O.Box 212
Tel: (03) 517 4444  Tel: (04) 670 338        Tel: (02) 253 291
Telecopier:         Telecopier:              Telecopier:
  (972) 3 517 4440    (972) 4 670 319          (972) 2 253 292


Somekh Chaikin

Tel-Aviv, March 13, 1996


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF ISPAH HOLDINGS LIMITED

We have audited the balance sheets of Ispah Holdings Ltd. as at December 31, 1995 and 1994, the related statements of Income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

The data relating to the equity value of investments is an affiliated company and to the Company's share in the results of this company are based on financial statements which were examined by other auditors.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 4 to the financial statements.





     A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period end December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

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




Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)



     A Member of the Price Waterhouse Worldwide Organization

   Kesselman                Coopers
   & Kesselman              & Lybrands

   certified public
   accountants (Isr.)

                         AUDITORS' REPORT
                         ----------------

                      To the Shareholders of

                     KLIL INDUSTRIES LIMITED
                     -----------------------

We have examined the financial statements of Klil Industries Limited (the company) and the consolidated financial statements of the company and its wholly-owned subsidiary: balance sheet at December 31, 1995 and 1994, and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - of the company and consolidated - at December 31, 1995 and 1994 and the results of operations and cash flows - of the company and consolidated - for each of the three years in the period ended December 31, 1995. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 12.

Haifa,                           Kesselman & Kesselman
     February 26, 1996       Certified Public Accountants (Isr.)












Kesselman & Kesselman is a member of Coopers & Lybrand
International, a limited liability association incorporated in Switzerland.

                           COHEN, EYAL, YEHOSHUA & CO.
                       Certified Public Accountants (Isr.)

51 WEIZMANN ST., P.O. BOX 21592              COHEN ELIAHU C.P.A. (ISR.)
TEL AVIV 61214, ISRAEL                       EYAL ITAMAR C.P.A. (ISR.)
TEL 03-6952210, FAX 03-6950148               YEHOSHUA NISSIM C.P.A. (ISR.)

           AUDITORS' REPORT TO THE SHAREHOLDERS OF LEGO IRRIGATION LTD.
           ------------------------------------------------------------

     We have audited the balance sheets of Lego Irrigation Ltd. (the Company) as at December 31, 1995 and 1994, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained herein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 23 to the financial statements.

     In Note 24 are given data of the Company's net profit and shareholders' equity on the basis of accounting policies determined by PEC Israel Economic Corporation (interested party) and for its purposes.

     The financial statements of an included company (33.3% controlled), which were included in the Company's financial statements on equity basis, were audited by other Certified Public Accountants.

     In our opinion, based on our examination and on the opinion of other certified public accountants, as aforesaid, the above financial statements present fairly, in conformity with accounting principles generally accepted, in all material respects, the financial position of the Company at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period December 31, 1995. Also in our opinion, they are prepared in accordance with the Securities Regulations (preparation of annual Financial Statements), 1993.

March 21, 1996                     Cohen, Eyal, Yehoshua & Co.
                                   Certified Public Accountants (Isr.)

                           JUNGERMAN, GILBOA, SILBER
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Moshe Jungerman C.P.A.(ISR.)
David Gilboa C.P.A.(ISR.)
Kobi Silber C.P.A.(ISR.)


                     Auditors' Report to the Shareholders
                     ------------------------------------
                                      of
                                      --
                             Liraz Systems Limited
                             ---------------------


We have examined the Balance Sheet of Liraz Systems Ltd. (hereinafter - the Company), and the Consolidated Balance Sheet of the Company and its subsidiaries (hereinafter - the Group) as of December 31, 1995 and December 31, 1994, and the Statements of Operations, the Statements of Changes in Shareholders' Equity and the Statements of Cash Flows of the Company, and of the Group, for each of the three years in the period ended December 31, 1995. Our examination was conducted in accordance with generally accepted auditing standards, including those prescribed in the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly, we have applied such auditing procedures as we considered necessary under the circumstances.

The abovementioned financial statements have been prepared on the basis of the historical cost, adjusted for the changes in the general purchasing power of the Israeli currency in accordance with the principles prescribed in the Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal data, which served as the basis for the preparation of the adjusted financial statements, are presented in Note 32.

The financial statements of consolidated subsidiaries, whose assets constitute approximately 52.2% (1994 approx. 36.1%) of total assets contained in the consolidated balance sheet, and whose revenues constitute approximately 50.6% (1994 approx. 39.7%, 1993 approx. 12.49%) of total revenues included in the consolidated statement of operations, were examined by other auditors.

In our opinion, based on our examination and on the reports of the other auditors, as aforesaid, the financial statements referred to above, present fairly in conformity with generally accepted accounting principles, the financial position of the Company and of the Group as of December 31, 1995 and 1994, the results of the operations, the changes in shareholders' equity, and the cash flows of the Company and the Group, for each of the three years in the period ended December 31, 1995.

In our opinion, the abovementioned financial statements have been prepared in conformity with the Securities Regulations (Preparation of Annual Financial Statements), 1993.



                                    Jungerman, Gilboa, Silber
                              Certified Public Accountants (Israel)





Tel Aviv, March 3, 1996

                       LURIE, BESIKOF, LAPIDUS & CO., LLP
                          Certified Public Accountants
                             2501 Wayzata Boulevard
                        Minneapolis, Minnesota 55405-2197
                             Telephone 612-377-4404
                             Telecopier 612-377-1325

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Across Data Systems, Inc.
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
January 26, 1996

                                 BLOMER & CO.
                              Registeraccountants

                         INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors

We have audited the accompanying consolidated balance sheets of ASE Advanced Systems Europe B.V. of December 31, 1995 and the related consolidated statement of operations, changes in shareholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASE Advanced Systems Europe B.V. as of December 31, 1995, and the result of their operation and there cash flow for the year then ended, in conformity with generally accepted accounting principles.

Nieuwegein, March 6, 1996

BLOMER & CO.
Registeraccountants,

E. Boersen
              Post 58430 AA Nieuwegein, Krijtwai. 1-3 Nieuwegein
              Telefoon 03402-5 08 11 Fax 03402-4 55 26

    KOST LEVARY & FORER
        A MEMBER OF
ERNST & YOUNG INTERNATIONAL


                  REPORT OF INDEPENDENT AUDITORS

                      To the Shareholders of

    LOGAL EDUCATIONAL SOFTWARE AND SYSTEMS LTD. AND SUBSIDIARY


      We have audited the consolidated balance sheets of Logal Educational Software and Systems Ltd. (hereafter - the "Company") and its subsidiary at December 31, 1994 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in the United States and in Israel, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in the United States and in Israel which as applicable to these financial statements, are in all material respects identical.


Tel-Aviv, Israel                      KOST, LEVARY and FORER
March 14, 1996            Certified Public Accountants (Israel)
                          A member of Ernst & Young International

Igal Brightman
           & Co.

                    3 Daniel Frisch Street        Telephone: 972(3) 692-4111
                    Tel Aviv 64731, ISRAEL        Facsimile: 972(3) 696-0130
                    P.O.B. 16593, Tel Aviv 61154

                          INDEPENDENT AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      "MAXIMA" - AIR SEPARATION CENTER LTD.
                      -------------------------------------




We have examined the balance sheets of "Maxima" - Air Separation Center Ltd. ("the Company") and the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1995, expressed in Israeli currency. Our examinations were made in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors' Regulations (Mode of Performance), 1973, and accordingly, we have applied such auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially identical to generally accepted auditing standards in the United States.

We did not audit the financial statements of a jointly controlled "consolidated company", whose financial statements served as the basis for inclusion of assets constituting approximately 6.7% and 8% of consolidated total assets as of December 31, 1995 and 1994, respectively, and of revenues constituting approximately 8.3% and 8% of consolidated total revenues for the years ended December 31, 1995 and 1994, respectively.

The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions issued by the institute of Certified Public Accountants in Israel. Condensed nominal financial data, on the basis of which the adjusted financial statements have been prepared, is presented in Note 29 to the financial statements.

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as of December 31, 1995 and 1994, and the results of operations, changes in shareholders' equity and cash flows - consolidated and for the Company - for each of the three years in the period ended December 31, 1995.

The financial information presented in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is included in Note 30 to the financial Statements.


/s/ Igal Brightman & Co.
Igal Brightman & Co.
Certified Public Accountants (Isr.)



Tel-Aviv, Israel
March 8, 1996.

   Kesselman                Coopers
   & Kesselman              & Lybrands

   certified public
   accountants (Isr.)





                         AUDITORS' REPORT
                         ----------------


                      To the Shareholders of


                        MUL-T-LOCK LIMITED
                        ------------------


We have examined the balance sheets at December 31, 1995 and 1994 of Mul-T-Lock Limited (hereafter - the company) and the consolidated balance sheets of the company and its subsidiaries at December 31, 1995 and 1994 and the statements of income, changes in shareholders' equity and cash flows - of the company and consolidated - for the three years ended December 31, 1995. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of a consolidated subsidiary, whose assets at December 31, 1995 and 1994 constitute approximately 1.3% and approximately 1.9%, respectively, of total consolidated assets and whose turnover for the years 1995, 1994 and 1993 constitutes approximately 2.7%, 3%, and 2.7%, respectively, of total consolidated turnover, have been examined by other certified public accountants.

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

In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position - of the company and consolidated - at December 31, 1995 and 1994 and the results of operations and cash flows - of the company and consolidated - for the three years ended December 31, 1995.
Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 17.


Tel-Aviv,                              Kesselman & Kesselman
   March 11, 1996             Certified Public Accountants (Isr.)































Kesselman & Kesselman is a member of Coopers & Lybrands
International, a limited liability association incorporated in Switzerland.

    KOST LEVARY & FORER
        A MEMBER OF
ERNST & YOUNG INTERNATIONAL




                       REPORT OF INDEPENDENT AUDITORS

                           To the Shareholders of

                              NICE SYSTEMS LTD.



                We have audited the accompanying consolidated balance sheets of Nice Systems Ltd. and Subsidiaries (hereafter - "the Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing principles in the United States and in Israel, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995, and the related consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in the United States, and in Israel, which as applicable to these financial statements are in all material respects identical.





Tel Aviv, Israel                                 KOST, LEVARY and FORER
February 28, 1996                    Certified Public Accountants (Israel)
                                  A member of Ernst and Young International

HAFT & HAFT & CO.
INCL. STRAUSS, LAZER & CO.                   CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                                    NEXIA
                                INTERNATIONAL


                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          PEC ISRAEL FINANCE CORPORATION
                     ---------------------------------------

                           FOR PARENT COMPANY PURPOSES
                           ---------------------------


      We have examined the balance sheet of PEC Israel Finance Corporation at December 31, 1995 and December 31, 1994, and the statements of profit and loss, of changes in shareholders' equity and of cash flows for each of the three years then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Mode of Performance), 1973, and we accordingly applied such auditing procedures as we considered necessary under the circumstances.

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

      In our opinion, based on our examination, the financial statements referred to above present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and December 31, 1994, and the results of its operations, changes in shareholders' equity and cash flows for each of the three years then ended.

      Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have affected the determination of nominal/historical net profit nor shareholders' equity for the year ended December 31, 1995.


                                               /s/ H.H.S.L. Haft & Haft & Co.
March 14, 1996                                    H.H.S.L. Haft & Haft & Co.
Tel-Aviv, Israel                             Certified Public Accountants (Isr.)


Tel Aviv:   Haft Build, 51 Weizman St. P.O.B. 18115, Code 61180,
            Tel. 972-3-696 7231, Fax 972-3-695 3517

            Maya Build, 74 Derekh Petah Tikva, Code 67215,
            Tel. 972-3-561-3545, Fax 972-3-561 3824

Haifa:      55 Pinhas Margolin St. P.O.B. 8081, Code 31080,
            Tel. 972-4-852 5202, Fax 972-4-855 5813

Jerusalem:  16 Bilu St. P.O.B. 790, Code 91007,
            Telephone 972-2-638 276, Fax 972-2-635 534

                        Member of Nexia International

   Kesselman                Coopers
   & Kesselman              & Lybrands

   certified public
   accountants (Isr.)



                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------


                      To the Shareholders of


                     SCITEX CORPORATION LTD.
                     -----------------------


We have examined the consolidated balance sheets of Scitex Corporation Ltd. (the "Company") and its subsidiaries at December 31, 1995 and 1994 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted ("GAAP") in the United States (as applicable to these financial statements, such accounting principles are substantially identical to Israeli GAAP, except for the treatment of an investment in marketable securities available for sale, as explained in note 4(c)(2), and an investment in a joint venture company, as explained in note 4(a)(2)).

Tel-Aviv, Israel                      Kesselman & Kesselman
   February 14, 1996          Certified Public Accountants (Isr.)













Kesselman & Kesselman is a member of Coopers & Lybrands
International, a limited liability association incorporated in Switzerland.

Certified Public Accountants (Isr)

Tel Aviv 61006      Haifa 31001              Jerusalem 91001
33 Yavetz Street    5 Palyam Street          33 Jaffa Road
P.O.Box 609         P.O.Box 210              P.O.Box 212
Tel: (03) 517 4444  Tel: (04) 670 338        Tel: (02) 253 291
Telecopier:         Telecopier:              Telecopier:
  (972) 3 517 4440    (972) 4 670 319          (972) 2 253 292


Somekh Chaikin

Tel-Aviv, March 11, 1996



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF SIGN-ON TIKSHOUV SERVICES LIMITED



We have audited the balance sheets of Sign-On Tikshouv Services Ltd. as at December 31, 1995 and 1994 and the related statements of income and shareholders' equity and cash flows for the two years then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.


Our responsibility is to express an opinion on this statement based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of this financial statement there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.


The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.


Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 16 to the financial statements.

In our opinion, based on our audit, the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995 is fairly presented in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 17 to the financial statements.


Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)


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


Somekh Chaikin

Tel-Aviv, March 11, 1996



Auditor's Report to the Shareholders of
Super-Sol Limited



We have audited the financial statements of Super-Sol Limited and the consolidated financial statements of the Company and its subsidiaries detailed below:


- -    Balance sheets as at December 31, 1995 and December 31, 1994
- -    Statements of income, changes in shareholders' equity and cash flows for the years ended on December 31, 1995, 1994 and 1993.

These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) - 1973. Accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluation the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinions.


The financial statements of certain consolidated companies whose assets represent approximately 2.8% and 3.2% of the total assets included in the consolidated balance sheets at December 31, 1995 and 1994 and whose income represents approximately 5.8% and 3.9% of the income included in the consolidated statements of income for the years ended December 31, 1995 and 1994 respectively, were audited by other auditors who provided us with their reports and our opinion in as much as it relates to amounts included in respect of these companies is based on the reports of the other auditors.


     A Member of the Price Waterhouse Worldwide Organization

Similarly the data relating to the equity value of investments in the consolidated financial statements of investments in affiliated companies and to the group's share in the results of these companies presented on an equity basis are based on financial statements some of which were audited by other auditors.


The above mentioned financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in historical terms, on the basis of which the adjusted statements were prepared, are presented in Notes 30 and 31.

In our opinion, based on our audit and the reports of other certified public accountants mentioned above, the above mentioned financial statements present fairly in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company and of the Company and its subsidiaries on a consolidated basis as at the above mentioned dates, the changes in shareholders' equity and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in Israel, consistently applied.


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

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

    KOST LEVARY & FORER
      A MEMBER OF
ERNST & YOUNG INTERNATIONAL





Messrs.: D.I.C. Ltd.
         PEC Israel Economic Corporation
         -------------------------------

         Re: Financial statements of Tel-Ad Jerusalem Studios Ltd. (hereafter - "the Company") remeasured into Nominal NIS
                 -------------------------------------------------------

   We have audited the accompanying balance sheets of Tel-Ad Jerusalem Studios Ltd. (an Israeli corporation) as of December 31, 1995 and 1994, and the related statements of income and changes in shareholders' equity (deficiency) for each of the three years in the period ended December 31, 1995.

   These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   At your request, we have remeasured into Nominal NIS, according to the principles determined in FASB 52, the figures of the balance sheets as of December 31, 1995 and 1994, statements of operations and the statements of changes in shareholders equity (deficiency) for the three years ended December 31, 1995.

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

   In our opinion, the remeasured financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, the results of its operations and changes in its shareholders' equity (deficiency) for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in the United States and in Israel (as applicable to these financial statements, such accounting principles are in all material respects substantially identical).

   Also, in our opinion, the translation of the aforementioned nominal figures into Nominal NIS is proper, and was made in accordance with the principles set forth in FASB 52.

Tel-Aviv, Israel                                KOST, LEVARY and FORER
March 6, 1996                        Certified Public Accountants (Israel)
                                  A member of Ernst and Young International

                       SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PEC ISRAEL ECONOMIC CORPORATION



Date: March  29, 1996      By:/s/JAMES I. EDELSON
                              -------------------------------
                              James I. Edelson,
                              Executive Vice President and
                              Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                  Date
      ----                                  ----




/s/RAPHAEL RECANATI                     March 29, 1996
- ------------------------------
Raphael Recanati,
Chairman of the Board
of Directors



/s/FRANK J. KLEIN                       March 29, 1996
- ------------------------------
Frank J. Klein,
President and Principal
Executive Officer; Director



/s/WILLIAM GOLD                         March 29, 1996
- ------------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                  Date
      ----                                  ----




/s/ROBERT H. ARNOW                      March 29, 1996
- ------------------------------
Robert H. Arnow, Director


/s/JOSEPH CIECHANOVER                   March 29, 1996
- ------------------------------
Joseph Ciechanover, Director


/s/ELIAHU COHEN                         March 29, 1996
- ------------------------------
Eliahu Cohen, Director


                                        March   , 1996
- ------------------------------
Roger Cukierman, Director


/s/ALAN S. JAFFE                        March 29, 1996
- ------------------------------
Alan S. Jaffe, Director


/s/HERMANN MERKIN                       March 29, 1996
- ------------------------------
Hermann Merkin, Director


/S/HARVEY M. MEYERHOFF                  March 29, 1996
- ------------------------------
Harvey M. Meyerhoff, Director


/s/ALAN S. ROSENBERG                    March 29, 1996
- ------------------------------
Alan S. Rosenberg, Director


/s/RICHARD S. ZEISLER                   March 29, 1996
- ------------------------------
Richard S. Zeisler, Director

                                           EXHIBITS

                                              TO

                                      REPORT ON FORM 10-K

                                              OF

                               PEC ISRAEL ECONOMIC CORPORATION

                            FOR THE YEAR ENDED DECEMBER 31, 1995

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

(3)(ii).       Composite By-Laws of the Company, as amended, filed as
          Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference

10(i)(a).      Voting Agreement dated December 10, 1980 between the
          Company and Discount Investment Corporation Ltd. (formerly Discount Bank Investment Corporation Ltd.0, as amended by a Letter Agreement dated May 4, 1983 and by an Addendum dated December 30, 1983, filed as Exhibit 10(i)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(i)(b).      Addendum to Exhibit 10(i)(a) dated December 7, 1995.       259

10(i)(c).      Amendment to Exhibit (10(i)(a) dated as of February 1,
          1993 filed as Exhibit 10(i)(c) to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 30, 1992 and incorporated herein by reference.

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

10(i)(f).      Agreement dated July 1, 1995 between IDB Development       261
          Corporation Ltd. and PEC Finance Company Ltd. (now named PEC
          Israel Financial Corporation Ltd.).

10(i)(g).      Agreement dated January 31, 1993 among the Company, DIC
          Energy Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10(i)(h).      Exchange Agreement dated as of January 4, 1994 among
          the Company, PEC Holdings Limited and IDB Development
          Corporation Ltd., filed as Exhibit 10(i)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 331, 1993 and incorporated herein by reference.

10(iii)(a).    Supplemental Retirement Agreement dated as of
          January 1, 1995 between the Company and Frank J. Klein filed as Exhibit 10(iii)(b) to the Company's Annual; Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

21.            Subsidiaries of the Registrant.                            264

27.            Financial Data Schedule.                                   265






- ----------------------------------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.