Form 10-Q
period 1996-03-31
PEC ISRAEL ECONOMIC CORP ET AL
filed 1996-05-15
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the quarterly period ended         March 31, 1996
                                  ------------------------------------------

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
                                                     -----    -----

        As of May 13, 1996 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                        Page 1 of 12 pages

                                        PART I - FINANCIAL INFORMATION

                               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)


                                                                  For the Three Months Ended:
                                                                ---------------------------------
                                                                     3/31/96         3/31/95*
                                                                ---------------------------------
                                                            (In thousands - except per share amounts)
  Revenues:
      Interest and dividends                                    $        310   $        408
      Equity in net income of Affiliated Companies                     8,914          5,389
      Net gain on issuance of shares by Affiliated Companies           1,304           --
      Revenues of General Engineers Limited                            2,005          1,415
      Net gain on sales of investments                                 1,187            246
      Change in market value of marketable securities                  1,457            945
      Other                                                              374            (12)
                                                                ------------   ------------
                                                                      15,551          8,391
                                                                ------------   ------------

  Expenses:

      General and administrative                                         902            804
      Cost of sales and expenses of General Engineers Limited          1,985          1,357
                                                                ------------   ------------
                                                                       2,887          2,161
                                                                ------------   ------------

  Income before income taxes and loss from
      discontinued operations                                         12,664          6,230
  Income taxes                                                         2,273            967
                                                                ------------   ------------
  Income before loss from discontinued operations                     10,391          5,263

  Loss from discontinued operations
      of General Engineers Limited, net
      of income taxes                                                     --           (222)
                                                                ------------   ------------

  Net income                                                    $     10,391   $      5,041
                                                                ============   ============

  Earnings per common share before loss from
      discontinued operations                                   $        .55   $        .28

  Loss from discontinued operations of General
      Engineers Limited, net of income taxes                              --           (.01)
                                                                ------------   ------------

  Earnings per common share                                     $        .55   $        .27
                                                                ============   ============

  Number of shares outstanding                                    18,758,588     18,758,588

  Dividend per share                                                    None           None



* Restated
  See notes to consolidated financial statements.


                                                            Page 2 of 12 pages

                     PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                     ------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                                              March 31,   December 31,
                                             -------------------------
Assets                                         1996           1995
- ------                                       -------------------------
                                                   (In thousands)
                                             --------------------------

Cash and cash equivalents                      $ 15,249     $ 14,703
Investments                                     382,417      369,096
Assets of General Engineers Limited               5,207        5,229
Other assets                                      3,398        3,939
                                               ---------    ---------

    Total assets                              $ 406,271    $ 392,967
                                               ---------    ---------
                                               ---------    ---------

Liabilities and Shareholders' Equity
- ------------------------------------

Liabilities:
  Liabilities of General Engineers Limited      $ 1,842        1,922
  Deferred income taxes                          30,945       29,192
  Other liabilities                               4,463        4,566
                                               ---------    ---------
    Total liabilities                            37,250       35,680
                                               ---------    ---------
Shareholders' equity:
  Common stock, $1.00 par value                  31,952       31,952
  Additional paid-in capital                    103,228      103,228
  Unrealized gain on marketable
     securities, net                              3,251        3,226

  Cumulative translation adjustment             (18,825)     (20,143)
  Retained earnings                             262,609      252,218
                                               ---------    ---------
                                                382,215      370,481

  Treasury stock                                (13,194)     (13,194)
                                               ---------    ---------
    Total shareholders' equity                  369,021      357,287
                                               ---------    ---------
    Total liabilities and shareholders'
        equity                                $ 406,271    $ 392,967
                                               ---------    ---------
                                               ---------    ---------


See notes to consolidated financial statements.



                                                            Page 3 of 12 pages


                                          PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                           (In Thousands)



                                                     Unrealized Gain     Cumulative
                                  Common    Paid-in   on Marketable      Translation    Retained    Treasury
                                  Stock     Capital     Securities       Adjustment     Earnings    Stock        Total
                                ----------  -------- ----------------  --------------- ---------- -----------  --------
Balance, January 1, 1996           $31,952  $103,228      $3,226        ($20,143)       $252,218    ($13,194)  $357,287

Change in market value
  of available-for-
  sale equity securities,
  net of tax                           ---      ---           25           ---               ---       ---           25

Change in cumulative
  translation adjustment               ---      ---          ---           1,318             ---       ---        1,318

Net income                             ---      ---          ---           ---            10,391       ---       10,391
                                ----------  -------- ----------------- --------------  ---------- -----------  --------
Balance, March 31, 1996            $31,952  $103,228      $3,251        ($18,825)       $262,609    ($13,194)  $369,021
                                ==========  ======== ================= ==============  ========== ===========  ========






See notes to consolidated financial statements.




                                                            Page 4 of 12 pages

                              PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                  For the Three Months Ended:
                                                                           -----------------------------------------
                                                                                  3/31/96            3/31/95*
                                                                           -----------------------------------------
  Cash Flows from Operating Activities:                                               (In thousands)

  Net income                                                                $    10,391        $     5,041
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
           Change in market value of marketable securities                       (1,457)              (945)
           Purchase of marketable securities                                     (2,014)            (1,739)
           Proceeds from sale of marketable securities                              891              1,893
           Equity in net income of Affiliated Companies                          (8,914)            (5,389)
           Gain on sales of investments                                          (1,187)              (246)
           Loss on investment in partnerships                                       ---                253
           Income of consolidated subsidiaries                                     (272)              (272)
           Loss from discontinued operations, net of income taxes                   ---                222
           Amortization of premiums on receivables, net                             ---                 21
           Net gain on issuance of shares by Affiliated Companies                (1,304)               ---
           Dividends from Affiliated Companies                                      437              2,978
           Decrease (increase) in other assets                                    1,414               (840)
           Provision for deferred income taxes                                    1,764                162
           (Decrease) increase in other liabilities                                (401)                94
                                                                              ----------         ----------

                Net cash (used in) provided by operating activities                (652)             1,233
                                                                              ----------         ----------

  Cash Flows from Investing Activities:

           Repayment of municipal bonds                                           3,015                ---
           Repayment of notes receivable                                            544                201
           Purchase of notes receivable                                          (2,360)              (765)
           Proceeds from sale of equity interests                                 3,102              4,960
           Purchase of equity interests                                          (3,103)            (4,174)
                                                                              ----------         ----------

                Net cash provided by investing activities                         1,198                222
                                                                              ----------         ----------

  Net Increase in Cash and Cash Equivalents                                         546              1,455
  Cash and Cash Equivalents, beginning of period                                 14,703             20,736
                                                                              ----------         ----------

  Cash and Cash Equivalents, end of period                                  $    15,249        $    22,191
                                                                              ==========         ==========

  Supplemental Disclosures of Cash Flow Information:
           Cash paid during period for income taxes                         $        37        $       122

* Restated
  See notes to consolidated statements.





   10Q-2                                                    Page 5 of 12 pages

         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
         ------------------------------------------------

            Notes to Consolidated Financial Statements
                           (Unaudited)

1. The December 31, 1995 balance sheet presented herein was derived from the audited December 31, 1995 consolidated financial statements of the Company and Subsidiaries.

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Subsidiaries for the year ended December 31, 1995 for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. The results of operations and the statement of cash flows for the three months ended March 31, 1995 have been restated to reflect the discontinued operations of General Engineers Limited. The loss from discontinued operations for the three months ended March 31, 1995 was $222,000, net of $65,000 of income tax benefits.

4. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.



                                                            Page 6 of 12 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                             FINANCIAL CONDITION AND
                             -----------------------
                              RESULTS OF OPERATIONS
                              ---------------------


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

          Consolidated net income for the three months ended March 31, 1996 rose to $10.4 million, up from $5.0 million for the three months ended March 31, 1995. The rise in net income reflected increases of $3.5 million in equity in net income of Affiliated Companies, $1.3 million in net gain on issuance of shares by Affiliated Companies, $940,000 in net gain on sales of investments, $510,000 in the market value of marketable securities and $390,000 in other income. The increase attributable to these items was partially offset by an increase of $1.3 million in the provision for income taxes.

          Equity in net income of Affiliated Companies for the first quarter of 1996 rose to $8.9 million, up from $5.4 million for the corresponding 1995 period. The increase in equity in net income of Affiliated Companies reflected PEC's increased net income in respect of some of its Affiliated Companies, particularly Super-Sol, Property & Building, Tambour and Tefron, and PEC's reduced losses in respect of certain other Affiliated Companies, principally Cellcom (of which PEC's share was $210,000 of continued start up losses compared to $1.2 million of start up losses in the first quarter of 1995). This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, particularly Scitex.

          PEC realized a net gain on issuance of shares by Affiliated Companies of $1.3 million for the three months ended March 31, 1996 while it did not realize any net gain for the corresponding 1995 period. In January 1996, Nice sold American Depositary Shares representing ordinary shares of Nice in a public offering in the United States. As a result of the sale,


                                                            Page 7 of 12 pages

PEC's ownership interest in Nice decreased from 9.6% to 7.0% and PEC realized a net gain on issuance of shares by Nice of $800,000. In March 1996, Logal sold ordinary shares in an initial public offering in the United States. As a result of the sale, PEC's interest in Logal decreased from 6.5% to 4.3% and PEC realized a net gain on issuance of shares by Logal of $500,000.

          PEC realized a net gain on sales of investments of $1.2 million for the first quarter of 1996 compared to $250,000 for the first quarter of 1995. In the first quarter of 1996, PEC sold a 0.5% ownership interest in Super-Sol, reducing its ownership interest in Super-Sol to 18.3%, and realized a net gain of $780,000; sold a 1.4% ownership interest in VocalTec in VocalTec's initial public offering of ordinary shares in the United States, reducing its ownership interest in VocalTec after the public offering to 4.0%, and realized a net gain of $210,000; and sold marketable securities of U.S. companies for a net gain of $180,000. PEC's net gain on sales of investments for the first quarter of 1995 resulted from PEC's sale of marketable securities of U.S. companies.

          As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1995 (the "1995 Notes"), PEC reports debt and equity securities, other than equity securities accounted for under the equity method, at fair value with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. The market value of "trading securities" increased by $1.5 million for the three months ended March 31, 1996 compared to $940,000 for the corresponding 1995 period.

          PEC's provision for income taxes for the first quarter of 1996 rose to $2.3 million from $970,000 for the corresponding quarter of 1995 because PEC's income before income taxes and loss from discontinued operations of General Engineers Limited increased to $12.7 million from $6.2 million.

          PEC's other income increased to $370,000 in the first quarter of 1996 compared to a loss of $10,000 in the


                                                            Page 8 of 12 pages
corresponding 1995 quarter. PEC's other income in the first quarter of 1996 reflected increased management fees while PEC's other income in the first quarter of 1995 reflected a loss with respect to PEC's interest in a limited partnership which PEC sold in January 1995.

SHAREHOLDERS' EQUITY
- --------------------

          As discussed in Note 2 of the 1995 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel against the U.S. dollar was essentially unchanged as of March 31, 1996 compared to December 31, 1995. As of March 31, 1996, the Cumulative Translation Adjustment reduced shareholders' equity by $18.8 million compared to $20.1 million at the end of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          As of March 31, 1996, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $38.1 million.


          For the three months ended March 31, 1996, PEC received cash dividends and interest totaling $1.2 million (including $437,000 of cash dividends received from Affiliated Companies) which substantially exceeded PEC's general and administrative expenses. During the first quarter of 1996, PEC received a total of $7.5 million of additional funds of which $3 million was generated from the repayment at maturity of municipal bonds, $4 million was generated from the sale of securities and $540,000 was generated from the repayment of loans. During the first quarter of 1996, PEC purchased marketable securities of U.S. companies for approximately $2 million. During the same period, PEC purchased equity and debt securities of several Affiliated Companies for $5.5 million.
The Affiliated Companies in which PEC purchased securities and the purchase price for such securities consist primarily of Cellcom - $2.1 million (long-term shareholder loans to Cellcom), VocalTec - $1.3 million (purchased ordinary shares pursuant to options held by PEC prior to VocalTec's initial public offering), Renaissance - $920,000


                                                            Page 9 of 12 pages

(reducing PEC's obligation to make additional capital contributions to Renaissance to $780,000) and Mul-T-Lock - $760,000 (increasing PEC's ownership interest in Mul-T-Lock to 15.1%).

          During April 1996, PEC purchased for $4.5 million an additional 0.55% ownership interest in Scitex, increasing its ownership interest in Scitex to 6.6%. In addition, PEC has agreed to exercise all rights offered to it to purchase ordinary shares of Property & Building pursuant to a rights offering in Israel by Property & Building which is expected to occur in late May 1996. PEC expects the aggregate purchase price for the shares it will purchase to be approximately $9.0 million. PEC has also received capital calls from Gemini and Advent Israel for an aggregate of $1.2 million due in June 1996, which amount represents the balance of PEC's capital commitments to these partnerships. In April 1996, PEC sold a 0.6% ownership interest in Super-Sol for $2.6 million, realizing a gain of approximately $900,000, before income taxes, and reducing its ownership interest in Super-Sol to 17.7%.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings.
          ------------------

          On May 3, 1996, Harold Sachs ("Sachs") instituted a shareholder derivative action in the Supreme Court of New York State, County of New York, on behalf of PEC, against the directors of PEC, PEC's Israeli parent companies and certain shareholders thereof. PEC is named as a nominal defendant. In his complaint, Sachs alleges that PEC's refusal to negotiate with Davidi Gilo ("Gilo") concerning Gilo's conditional proposals to take Scitex private by purchasing the outstanding ordinary shares of Scitex (including PEC's ordinary shares of Scitex), first at $20 per share and then at $25 per share, and PEC's purchase of 181,667 additional ordinary shares of Scitex after Gilo's announcement of his initial proposal at prices between $18.375 per share and $19.25 per share, constituted a breach by the defendants of their fiduciary duties to PEC and its shareholders and a waste of PEC's assets. Sachs also alleges that the defendants have exposed PEC to liability for damages to


                                                       Page 10 of 12 pages

Scitex by reason of the actions taken by PEC and other major shareholders of Scitex in respect of Gilo's proposals. The complaint requests that the Court
(i) enjoin PEC from taking any action to prevent a takeover of Scitex, (ii) require the defendants to pay PEC the amounts by which PEC and its shareholders have been allegedly damaged by reason of the conduct complained of, and (iii) require the defendants to pay interest and Sachs' costs and disbursements related to the action, including attorneys' fees, accountants' and experts' fees, costs and expenses.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          Exhibit 27 Financial Data Schedule, which is page 12 of this report.


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


Date:     May 15, 1996


                                                       Page 11 of 12 pages