Form 10-Q
period 1996-06-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1996-08-14
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                          Commission file number 2-1271

                         PEC Israel Economic Corporation
             (Exact name of registrant as specified in its charter)


               Maine                                   13-1143528
    (State or other jurisdiction                    (I.R.S. employer
  of incorporation or organization)                 identification no.)


     511 Fifth Avenue, New York, N.Y.                     10017
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code      (212) 687-2400



              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |.

     As of August 13, 1996 there were outstanding 18,758,588 shares of Common Stock with par value of $1.00 per share.



                                                              Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        For the Six Months Ended:       For the Three Months Ended:
                                                                      ----------------------------     ----------------------------
                                                                        6/30/96         6/30/95          6/30/96         6/30/95
                                                                      ------------    ------------     ------------    ------------
                                                                               (IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
Revenues:

  Interest and dividends                                              $        558    $        965     $        248    $        557
  Equity in net income of Affiliated Companies                              16,877          11,003            7,963           5,613
  Net gain on issuance of shares by Affiliated Companies                     1,304            --               --              --
  Revenues of General Engineers Limited                                      4,286           2,934            2,281           1,518
  Net gain on sales of investments                                           4,746             552            3,559             306
  Change in market value of marketable securities                            1,488           2,124               31           1,180
  Other                                                                        573             267              199             280
                                                                      ------------    ------------     ------------    ------------
                                                                            29,832          17,845           14,281           9,454
                                                                      ------------    ------------     ------------    ------------

Expenses:

  General and administrative                                                 1,743           1,690              841             886
  Cost of sales and expenses of General Engineers Limited                    4,267           3,116            2,282           1,759
                                                                      ------------    ------------     ------------    ------------
                                                                             6,010           4,806            3,123           2,645
                                                                      ------------    ------------     ------------    ------------

Income before income taxes and loss from
  discontinued operations                                                   23,822          13,039           11,158           6,809
Income taxes                                                                 4,946           4,327            2,673           3,360
                                                                      ------------    ------------     ------------    ------------
Income before loss from discontinued operations                             18,876           8,712            8,485           3,449

Loss from discontinued operations
  of General Engineers Limited, net
  of income taxes                                                             --              (401)            --              (179)
                                                                      ------------    ------------     ------------    ------------

Net income                                                            $     18,876    $      8,311     $      8,485    $      3,270
                                                                      ============    ============     ============    ============

Earnings per common share before loss from
  discontinued operations                                             $       1.00    $       0.46     $       0.45    $       0.18

Loss from discontinued operations of General
  Engineers Limited, net of income taxes                                      --             (0.02)            --             (0.01)
                                                                      ------------    ------------     ------------    ------------

Earnings per common share                                             $       1.00    $       0.44     $       0.45    $       0.17
                                                                      ============    ============     ============    ============

Number of shares outstanding                                            18,758,588      18,758,588       18,758,588      18,758,588

Dividend per share                                                            None            None             None            None




See notes to consolidated financial statements.


                                                              Page 2 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    December 31,
                                                         1996         1995
                                                      ---------     ---------
                                                            (Unaudited)
                                                          (In thousands)
Assets


Cash and cash equivalents                             $   6,542     $  14,703
Investments                                             395,641       369,096
Assets of General Engineers Limited                       4,930         5,229
Other assets                                              3,498         3,939
                                                      ---------     ---------

    Total assets                                      $ 410,611     $ 392,967
                                                      =========     =========

Liabilities and Shareholders' Equity

Liabilities:
  Liabilities of General Engineers Limited            $   1,667     $   1,922
  Deferred income taxes                                  30,666        29,192
  Other liabilities                                       5,679         4,566
                                                      ---------     ---------
    Total liabilities                                    38,012        35,680
                                                      ---------     ---------

Shareholders' equity:
  Common stock, $1.00 par value                          31,952        31,952
  Additional paid-in capital                            103,228       103,228
  Unrealized gain on marketable securities, net           3,239         3,226
  Cumulative translation adjustment                     (23,720)      (20,143)
  Retained earnings                                     271,094       252,218
                                                      ---------     ---------
                                                        385,793       370,481


  Treasury stock                                        (13,194)      (13,194)
                                                      ---------     ---------
    Total shareholders' equity                          372,599       357,287
                                                      ---------     ---------

    Total liabilities and shareholders' equity        $ 410,611     $ 392,967
                                                      =========     =========





See notes to consolidated financial statements.




                                                              Page 3 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)
                                 (In Thousands)



                                                               Unrealized
                                                                 Gain on     Cumulative
                                     Common        Paid-in     Marketable    Translation     Retained      Treasury
                                      Stock        Capital     Securities    Adjustment      Earnings        Stock          Total
                                    ---------     ---------    ----------    ----------      ---------     ---------      ---------
Balance,  January 1, 1996           $  31,952     $ 103,228     $   3,226     ($ 20,143)     $ 252,218     ($ 13,194)     $ 357,287

Change in market value
  of available-for-
  sale equity securities,
  net of tax                             --            --              13          --             --            --               13

Change in cumulative
  translation adjustment                 --            --            --          (3,577)          --            --           (3,577)

Net income                               --            --            --            --           18,876          --           18,876
                                    ---------     ---------    ----------    ----------      ---------     ---------      ---------
Balance, June 30, 1996              $  31,952     $ 103,228     $   3,239     ($ 23,720)     $ 271,094     ($ 13,194)     $ 372,599
                                    =========     =========     =========     =========      =========     =========      =========






See notes to consolidated financial statements.


                                                              Page 4 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       For the Six Months Ended:
                                                       ------------------------
                                                       6/30/96         6/30/95
                                                       --------        --------
                                                             (In thousands)
Cash Flows from Operating Activities:
Net income                                             $ 18,876        $  8,311
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Change in market value of marketable securities        (1,488)         (2,124)
  Purchase of marketable securities                      (6,599)         (3,390)
  Proceeds from sale of marketable securities             6,344           5,733
  Equity in net income of Affiliated Companies          (16,877)        (11,003)
  Gain on sales of investments                           (4,746)           (552)
  Net loss on investment in partnerships                    120             253
  Income of consolidated subsidiaries                      (481)           (116)
  Loss from discontinued operations,
    net of income taxes                                    --               401
  Amortization of premiums on receivables, net             --                42
  Net gain on issuance of shares by
    Affiliated Companies                                 (1,304)           --
  Dividends and interest from
    Affiliated Companies                                  3,191           4,168
  Decrease in other assets                                1,786             577
  Provision for deferred income taxes                     1,946           3,027
  Increase in other liabilities                             912              83
                                                       --------        --------

     Net cash provided by operating activities            1,680           5,410
                                                       --------        --------

Cash Flows from Investing Activities:

  Repayment of municipal bonds                            3,015            --
  Repayment of notes receivable                             789             250
  Purchase of notes receivable                           (2,668)         (1,273)
  Proceeds from sale of equity interests                  7,810           4,960
  Purchase of equity interests                          (18,787)         (7,270)
                                                       --------        --------

     Net cash used in investing activities               (9,841)         (3,333)
                                                       --------        --------

Net (decrease) increase in
  Cash and Cash Equivalents                              (8,161)          2,077
Cash and Cash Equivalents,
  beginning of period                                    14,703          20,736
                                                       --------        --------

Cash and Cash Equivalents, end of period               $  6,542        $ 22,813
                                                       ========        ========

Supplemental Disclosures of
    Cash Flow Information:
  Cash paid during period for income taxes             $  1,271        $    922


See notes to consolidated statements.







                                                              Page 5 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

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









                                                              Page 6 of 15 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Consolidated net income for the three months ended June 30, 1996 rose to $8.5 million, up from $3.3 million for the three months ended June 30, 1995. The rise in consolidated net income reflected increases of $2.4 million in equity in net income of Affiliated Companies and $3.3 million in net gain on sales of investments and a decrease of $687,000 in the provision for income taxes. The increase attributable to these items was partially offset by decreases of $1.1 million in change in market value of marketable securities and $309,000 in interest and dividend income.

     Equity in net income of Affiliated Companies for the second quarter of 1996 rose to $8.0 million, up from $5.6 million for the corresponding 1995 period. The increase in equity in net income of Affiliated Companies reflected PEC's increased net income in respect of some of its Affiliated Companies, particularly DIC and PEC Cable TV Ltd. (the holding company for PEC's interest in Tevel), Delek (which was not accounted for on the equity method in the corresponding 1995 quarter) and Tefron, as well as PEC's reduced losses in respect of Cellcom (of which PEC's share was $866,000 of continued start up losses compared to $2.0 million of start up losses in the second quarter of
1995). This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies and by losses in respect of Scitex compared to income in the second quarter of 1995.

     PEC realized a net gain on sales of investments of $3.6 million for the second quarter of 1996 compared to $306,000 for the second quarter of 1995. In the second quarter of 1996, PEC sold a 1.3% ownership interest in Nice, reducing its ownership


                                                              Page 7 of 15 pages
interest in Nice to 5.7% and realizing a net gain of $1.3 million, sold a 0.6% ownership interest in Super-Sol, reducing its ownership interest in Super-Sol to 17.7% and realizing a net gain of $900,000, and sold marketable securities of U.S. companies for a net gain of $1.4 million. PEC's net gain on sales of investments of $306,000 for the second quarter of 1995 resulted from PEC's sale of marketable securities of U.S. companies.

     PEC's interest and dividend income decreased to $248,000 for the second quarter of 1996 compared to $557,000 for the corresponding 1995 quarter primarily because of a decrease in the amount of PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) from approximately $40.2 million as of June 30, 1995 to approximately $30.1 million as of June 30, 1996. See "Liquidity and Capital Resources". The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.

     Although PEC's income before income taxes and loss from discontinued operations increased to $11.2 million for the second quarter of 1996 from $6.8 million for the corresponding 1995 quarter, PEC's provision for income taxes for the second quarter of 1996 decreased to $2.7 million from $3.4 million for the corresponding 1995 quarter. PEC provided approximately $3.0 million of additional income taxes in the second quarter of 1995 as a result of PEC's sale to Israel Discount Bank of New York ("IDBNY") in July 1995 of all of PEC's nonvoting preferred shares of IDBNY, which sale did not result in a gain for financial statement purposes but did result in a gain for tax purposes.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Consolidated net income for the six months ended June 30, 1996 rose to $18.9 million, up from $8.3 million for the six months ended June 30, 1995. The rise in net income reflected


                                                              Page 8 of 15 pages
increases of $5.9 million in equity in net income of Affiliated Companies, $4.2 million in net gain on sales of investments, $1.3 million in net gain on issuance of shares by Affiliated Companies and $306,000 in other income. The increase in net income also reflected a loss from discontinued operations of General Engineers Limited, net of income taxes, of $401,000 in the first half of 1995. The rise attributable to these items was partially offset by decreases of $636,000 in change in market value of marketable securities and $407,000 in interest and dividend income and an increase of $619,000 in the provision for income taxes.

     Equity in net income of Affiliated Companies for the six months ended June 30, 1996 rose to $16.9 million, up from $11.0 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies for the first half of 1996 reflected increased net income in respect of some of PEC's Affiliated Companies, principally Tefron, Tambour, Super-Sol and Caniel, and reduced losses in respect of Cellcom (approximately $1.1 million of continued start up losses in the first half of 1996 compared to $3.2 million of start up losses in the corresponding 1995 period). This increase was partially offset by losses in respect of Scitex compared to income in the first half of 1995.

     PEC realized a net gain on sales of investments of $4.7 million for the first half of 1996 compared to $552,000 for the corresponding 1995 period. During the first half of 1996, PEC realized a net gain of $1.7 million on the sale of a 1.1% ownership interest in Super-Sol, a net gain of $1.3 million on the sale of a 1.3% ownership interest in Nice, a net gain of $1.5 million on the sale of marketable securities of U.S. companies and a net gain of $210,000 on the sale of a 1.4% ownership interest in VocalTec. All of PEC's $552,000 net gain on sales of investments for the first half of 1995 resulted from PEC's sale of marketable securities of U.S. companies.

     PEC realized a net gain on issuance of shares by Affiliated Companies of $1.3 million for the six months ended June 30, 1996 while it did not realize any net gain for the corresponding 1995 period. In January 1996, Nice sold American Depositary Shares representing ordinary shares of Nice in a public offering in the


                                                              Page 9 of 15 pages

United States and PEC realized a net gain on issuance of shares by Nice of $800,000. In March 1996, Logal sold ordinary shares in an initial public offering in the United States and PEC realized a net gain on issuance of shares of Logal of $500,000.

     PEC's other income increased to $573,000 for the first half of 1996 compared to $267,000 for the first half of 1995. PEC's other income for the first half of 1996 reflected increased management fees while PEC's other income in the first half of 1995 reflected a loss with respect to PEC's interest in a limited partnership which PEC sold in January 1995.

     PEC's interest and dividend income decreased to $558,000 for the six months ended June 30, 1996 compared to $965,000 for the six months ended June 30, 1995 primarily because the amount of PEC's liquid assets decreased. The amount of liquid assets was reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.

     Although PEC's income before income taxes and loss from discontinued operations increased to $23.8 million for the first half of 1996 from $13 million for the first half of 1995, PEC's provision for income taxes for the first half of 1996 was $4.9 million compared to $4.3 million for the first half of 1995. As discussed above, PEC provided approximately $3.0 million of additional income taxes in the first half of 1995 as a result of PEC's sale to IDBNY in July 1995 of all of PEC's nonvoting preferred shares of IDBNY. See "Results of Operations - Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995".

SHAREHOLDERS' EQUITY

     As discussed in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1995, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel depreciated approximately 2% against the U.S. dollar as of June 30, 1996 compared to December 31, 1995. As of June 30, 1996, the Cumulative Translation Adjustment reduced shareholders' equity by $23.7 million compared to $20.1 million at the end of 1995.

                                                             Page 10 of 15 pages

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $30.1 million.

     For the six months ended June 30, 1996, PEC received cash dividends and interest totaling $4.6 million (including $3.2 million of cash dividends received from Affiliated Companies). During the first half of 1996, PEC received a total of $18 million of additional funds, of which $3 million was generated from the repayment at maturity of municipal bonds, $14.2 million was generated from the sale of securities and $789,000 was generated from the repayment of loans. During the same period, PEC purchased equity and debt securities of several Affiliated Companies for approximately $21.5 million, including $16.0 million of securities purchased during the second quarter of 1996. The Affiliated Companies in which PEC purchased securities during the second quarter of 1996 and the purchase price for such securities consisted primarily of Property & Building - $9 million (of which $8.2 million was to purchase ordinary shares pursuant to a rights offering and the balance was to purchase additional ordinary shares, increasing PEC's ownership interest in Property & Building by 0.4% to 37.6%), Scitex - $4.7 million (increasing PEC's ownership interest by 0.55% to 6.6%), Renaissance - $555,000 (reducing PEC's obligation to make additional capital contributions to Renaissance to $154,000) and Gemini and Advent Israel (capital contributions of $1 million and $175,000, respectively, completing PEC's capital commitments to these limited partnerships). During the first half of 1996, PEC also purchased marketable securities of U.S. companies for approximately $6.6 million.

     During July 1996, PEC purchased additional shares of Affiliated Companies for approximately $2.5 million of which $1.1 million was for additional ordinary shares of Delek (increasing PEC's ownership interest by 0.5% to 2.6%), $710,000 was for additional ordinary shares of Property & Building (increasing PEC's ownership interest by 0.4% to 38.0%), $262,000 was for additional ordinary shares of Tambour (increasing PEC's ownership interest by 0.2% to 42.8%) and $236,000 was for additional ordinary shares of Isrotel (increasing PEC's ownership interest by 0.2% to 2.0%).

                                                             Page 11 of 15 pages

                                 PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

     Reference is made to Item 1 of Part II of PEC's Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 1996 in which PEC discloses that a shareholder derivative action on behalf of PEC has been instituted against the directors of PEC, PEC's Israeli parent companies and certain shareholders thereof.

     On May 8, 1996, Freyda Tavin ("Tavin") instituted a class action in the Supreme Court of New York State, County of New York, on behalf of the shareholders of Scitex (other than the defendant shareholders)(the "Tavin New York action") against Scitex, the directors of Scitex, certain officers of Scitex, the four largest shareholders of Scitex, including PEC, PEC's Israeli parent companies and certain shareholders thereof. In her complaint, which was served on PEC in June 1996, Tavin alleges that PEC and the three other largest shareholders of Scitex caused Scitex to (i) refuse to negotiate with Davidi Gilo ("Gilo") concerning Gilo's conditional proposals to take Scitex private by purchasing the outstanding ordinary shares of Scitex, first at $20 per share and then at $25 per share, and (ii) fail to explore any other bona fide offers by potential acquirors for the purchase of Scitex. Tavin claims that such alleged action, and the purchase of 1,090,000 ordinary shares of Scitex by PEC and the three other largest shareholders of Scitex after Gilo's announcement of his initial proposal, constituted a breach by PEC and the other defendants of their fiduciary duty to Scitex and its shareholders. The complaint requests that the Court (i) declare the action to be a proper class action, (ii) enjoin the defendants from taking any action to prevent a takeover of Scitex, (iii) order Scitex to take certain measures with respect to possible future transactions, and (iv) require the defendants to pay Tavin and the other members of the class damages and other monetary relief, including attorneys' and experts' fees, costs and expenses.

     On May 15, 1996, Tavin filed in Superior Court of the Commonwealth of Massachusetts, County of Middlesex, a substantially identical complaint against the same defendants as in the Tavin New York action, requesting the same relief from the Court. PEC believes it has meritorious defenses to both Tavin actions.




                                                             Page 12 of 15 pages

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Shareholders on June 4, 1996, the shareholders elected twelve directors, each for a term of one year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 16,821,896 shares were voted with respect to the election of directors, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                                                   NUMBER OF SHARES
                                           ---------------------------------
NAME OF NOMINEE                                           WITHHELD AUTHORITY
FOR DIRECTOR                               VOTED FOR            TO VOTE
- ---------------                            ----------     ------------------

Raphael Recanati                           16,805,087            16,809
Frank J. Klein                             16,795,599            26,297
Robert H. Arnow                            16,798,435            23,461
Joseph Ciechanover                         16,800,899            20,997
Eliahu Cohen                               16,798,199            23,697
Roger Cukierman                            16,420,424           401,472
Alan S. Jaffe                              16,798,324            23,572
Hermann Merkin                             16,801,887            20,009
Harvey M. Meyerhoff                        16,805,487            16,409
Oudi Recanati                              16,797,724            24,172
Alan S. Rosenberg                          16,800,799            21,097
Richard S. Zeisler                         16,801,787            20,109


Item 6. Exhibits and Reports on Form 8-K.

Exhibit 27 Financial Data Schedule, which is page 15 of this report.










                                                             Page 13 of 15 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PEC ISRAEL ECONOMIC CORPORATION
                                            (Registrant)



                                  /s/ James I. Edelson
                                  -----------------------------------
                                  James I. Edelson
                                  Executive Vice President



                                  /s/ William Gold
                                  -----------------------------------
                                  William Gold
                                  Treasurer, Principal Financial
                                  Officer and Principal Accounting
                                  Officer






Date:  August 14, 1996






                                                             Page 14 of 15 pages