Form 10-Q
period 1996-09-30
PEC ISRAEL ECONOMIC CORP ET AL
filed 1996-11-14
CIK 76888

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO     .
                                              ---       ---

    As of October 31, 1996 there were outstanding 18,664,388 shares of Common Stock with par value of $1.00 per share.



                                                              Page 1 of 15 pages


                                               PART I - FINANCIAL INFORMATION

                                      PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)


                                                        For the Nine Months Ended:  For the Three Months Ended:
                                                        --------------------------  ---------------------------
                                                         9/30/96        9/30/95        9/30/96        9/30/95
                                                        -------------------------------------------------------
Revenues:                                                       (In thousands -except per share amounts)

 Interest and dividends                                 $    749       $  1,615       $    191       $    650
 Equity in net income (loss) of Affiliated Companies      15,566         18,764         (1,311)         7,761
 Net gain on issuance of shares by Affiliated Companies    1,304            ---            ---            ---
 Revenues of General Engineers Limited                     6,050          4,600          1,764          1,666
 Net gain on sales of investments                          7,002          1,161          2,256            609
 Change in market value of marketable securities            (345)         3,165         (1,833)         1,041
 Other                                                     1,594            530          1,021            263
                                                         -------        -------        -------        -------
                                                          31,920         29,835          2,088         11,990
                                                         -------        -------        -------        -------
Expenses:

 General and administrative                                2,375          2,460            632            769
 Cost of sales and expenses of General Engineers Limited   6,290          4,599          2,023          1,484
                                                         -------        -------        -------        -------
                                                           8,665          7,059          2,655          2,253
                                                         -------        -------        -------        -------

Income (loss) before income taxes and loss from
 discontinued operations                                  23,255         22,776           (567)         9,737
Income taxes (benefit)                                     3,347          4,925         (1,599)           598
                                                         -------        -------        -------        -------
Income before loss from discontinued operations           19,908         17,851          1,032          9,139

Loss from discontinued operations
 of General Engineers Limited, net
 of income taxes                                             ---           (565)           ---           (163)
                                                         -------        -------        -------        -------

Net income                                              $ 19,908       $ 17,286       $  1,032       $  8,976
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

Earnings per common share before loss from
 discontinued operations                                $   1.06       $   0.95       $   0.06       $   0.49

Loss from discontinued operations of General
 Engineers Limited, net of income taxes                      ---          (0.03)           ---          (0.01)
                                                         -------        -------        -------        -------

Earnings per common share                               $   1.06       $   0.92       $   0.06       $   0.48
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

Weighted average number of shares outstanding         18,751,355     18,758,588     18,736,888     18,758,588

Dividend per share                                         None           None           None           None




See notes to consolidated financial statements.



                                                        Page 2 of 15 pages

           PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                             (Unaudited)


                                                September 30,   December 31,
                                                     1996        1995
                                                ------------    ------------
Assets                                                   (In thousands)


Cash and cash equivalents                          $  8,760       $ 14,703
Investments                                         386,032        369,096
Assets of General Engineers Limited                   4,643          5,229
Other assets                                          3,845          3,939
                                                    -------        -------

     Total assets                                  $403,280       $392,967
                                                    -------        -------
                                                    -------        -------

Liabilities and Shareholders' Equity

Liabilities:
  Liabilities of General Engineers Limited         $  1,372       $  1,922
  Deferred income taxes                              26,382         29,192
  Other liabilities                                   4,841          4,566
                                                    -------        -------
     Total liabilities                               32,595         35,680
                                                    -------        -------

Shareholders' equity:
  Common stock, $1.00 par value                      31,952         31,952
  Additional paid-in capital                        103,228        103,228
  Unrealized gain on marketable securities, net       1,633          3,226
  Cumulative translation adjustment                 (24,243)       (20,143)
  Retained earnings                                 272,126        252,218
                                                    -------        -------
                                                    384,696        370,481


  Treasury stock                                    (14,011)       (13,194)
                                                    -------        -------
     Total shareholders' equity                     370,685        357,287
                                                    -------        -------

     Total liabilities and shareholders' equity    $403,280       $392,967
                                                    -------        -------
                                                    -------        -------





See notes to consolidated financial statements.






                                                              Page 3 of 15 pages


                                 PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                    (Unaudited)
                                                  (In thousands)



                                                              Unrealized Gain   Cumulative
                                  Common        Paid-in        on Marketable    Translation
                                   Stock        Capital          Securities     Adjustment
                                  ------        -------       ---------------   -----------
Balance,  January 1, 1996         $31,952      $103,228           $3,226         ($20,143)

Change in market value
    of available-for-
    sale equity securities,
    net of tax                      ---           ---             (1,593)           ---

Change in cumulative
    translation adjustment          ---           ---               ---           (4,100)

Purchase of 45,200 shares
    of common stock                 ---           ---               ---             ---

Net income                          ---           ---               ---             ---
                                  -------      --------           ------         --------
Balance, September 30, 1996       $31,952      $103,228           $1,633         ($24,243)
                                  -------      --------           ------         --------
                                  -------      --------           ------         --------



                                      Retained    Treasury
                                      Earnings     Stock         Total
                                      --------    --------       -----
Balance,  January 1, 1996             $252,218    ($13,194)     $357,287

Change in market value
    of available-for-
    sale equity securities,
    net of tax                             ---         ---        (1,593)

Change in cumulative
    translation adjustment                 ---         ---        (4,100)

Purchase of 45,200 shares
    of common stock                        ---        (817)         (817)

Net income                              19,908         ---        19,908
                                      --------    --------      --------
Balance, September 30, 1996           $272,126    ($14,011)     $370,685
                                      --------    --------      --------
                                      --------    --------      --------



See notes to consolidated financial statements.





      Page 4 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                               (Unaudited)

                                                      For the Nine Months Ended:
                                                      --------------------------
                                                              9/30/96   9/30/95
                                                      --------------------------
Cash Flows from Operating Activities:                          (In thousands)

Net income                                                   $ 19,908  $ 17,286
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Change in market value of marketable securities              345    (3,165)
     Purchase of marketable securities                        (12,120)  (31,756)
     Proceeds from sale of marketable securities               16,301    23,757
     Equity in net income of Affiliated Companies             (15,566)  (18,764)
     Gain on sales of investments                              (7,002)   (1,161)
     (Gain) loss on investment in partnerships                   (232)      265
     Income of consolidated subsidiaries                         (545)     (533)
     Loss from discontinued operations, net of income taxes       ---       565
     Amortization of premiums on receivables, net                 ---        63
     Net gain on issuance of shares by Affiliated Companies    (1,304)      ---
     Dividends and interest from Affiliated Companies           7,479     5,766
     Decrease in other assets                                   2,114       728
     Provision for deferred income taxes                       (1,364)   (3,423)
     Increase in other liabilities                                106     6,957
                                                              -------   -------

         Net cash provided by (used in) operating activities    8,120    (3,415)
                                                              -------   -------

Cash Flows from Investing Activities:

     Repayment of municipal bonds                               3,015       ---
     Repayment of notes receivable                              1,155       296
     Purchase of notes receivable                              (4,420)  (14,591)
     Proceeds from sale of equity interests                     8,566    31,925
     Purchase of equity interests                             (21,562)   (3,734)
                                                              -------   -------

         Net cash (used in) provided by investing activities  (13,246)   13,896
                                                              -------   -------

Cash Flows from Financing Activities:

     Purchase of treasury stock                                  (817)      ---
                                                              -------   -------
         Cash used by financing activities                       (817)      ---
                                                              -------   -------

Net (decrease) increase in Cash and Cash Equivalents           (5,943)   10,481
Cash and Cash Equivalents, beginning of period                 14,703    20,736
                                                              -------   -------

Cash and Cash Equivalents, end of period                     $  8,760  $ 31,217
                                                              -------   -------
                                                              -------   -------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for income taxes                $  3,878  $  1,754


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

3. As discussed in Note 6(a) of the Notes to the Consolidated Financial Statements for the year ended December 31, 1995, on April 30, 1995, motions were filed in the Tel Aviv District Court for recognizing two lawsuits against Cellcom as class actions on behalf of all the Cellcom subscribers in accordance with the Consumer Protection Law - 1981. On October 30, 1996, the District Court denied the motions to recognize the two lawsuits as class actions. The plaintiffs have 45 days to appeal the District Court's decision.

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







                                                              Page 6 of 15 pages

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995.

    Consolidated net income for the three months ended September 30, 1996 was $1.0 million compared to $9.0 million for the three months ended September 30, 1995. The reduction reflected decreases of $9.1 million in equity in net income of Affiliated Companies, $2.9 million in change in market value of marketable securities and $459,000 in interest and dividend income. In addition, General Engineers had losses before income tax benefit of $259,000 in the third quarter of 1996 compared to income before income taxes of $182,000 in the corresponding 1995 quarter. The reduction attributable to these items was partially offset by increases of $1.6 million in net gain on sales of investments and $758,000 in other income and by a decrease of $2.2 million in the provision for income taxes.

    Equity in net loss of Affiliated Companies for the third quarter of 1996 was $1.3 million compared to equity in net income of $7.8 million for the corresponding 1995 period. The reduction primarily reflected an operating loss and special charges at Scitex (of which PEC's share was $10.0 million compared to a loss of $2.2 million in the corresponding 1995 quarter attributable to special charges) and reduced net income in respect of certain Affiliated Companies, principally Property & Building, DEP Technology Holdings Ltd., through which PEC holds its ownership interest in RDC-Rafael Development Corporation Ltd., and El-Yam. This reduction was partially offset by reduced losses in respect of Cellcom (of which PEC's share was $186,000 compared to $1.8 million in the third quarter of 1995), and by increased net income in respect of certain Affiliated Companies, particularly Super-Sol and DIC and PEC Cable TV Ltd., through which PEC holds its ownership interest in Tevel.

                                       Page 7 of 15 pages

    The market value of PEC's marketable securities decreased by $1.8 million for the three months ended September 30, 1996 compared to an increase of $1.0 million for the corresponding 1995 period. The decrease reflected PEC's sale of marketable securities during the third quarter of 1996 which resulted in net gain on sales of investments for the quarter.

    PEC realized a net gain on sales of investments of $2.3 million for the third quarter of 1996 compared to $609,000 for the third quarter of 1995. In the third quarter of 1996, PEC sold a 0.2% ownership interest in Nice, reducing its ownership in Nice to 5.2% and realizing a net gain of $274,000, and sold marketable securities of U.S. companies and options for a net gain of $2.0 million. PEC's other income increased to $1.0 million for the third quarter of 1996 from $263,000 for the corresponding 1995 quarter, primarily because of increased management fees and income from limited partnerships, principally Gemini.

    PEC's interest and dividend income decreased to $191,000 for the third quarter of 1996 compared to $650,000 for the corresponding 1995 quarter primarily because of a decrease in PEC's liquid assets (consisting of cash, money market funds, short-term bank deposits, marketable securities of U.S. companies and marketable bonds) from approximately $60.1 million as of September 30, 1995 to approximately $28.3 million as of September 30, 1996. See "Liquidity and Capital Resources". Liquid assets were reduced principally because of the net purchase of securities of new and existing Affiliated Companies and securities of other Israeli companies.

    PEC recorded an income tax benefit of $1.6 million for the third quarter of 1996 compared to a provision for income taxes of $598,000 for the corresponding 1995 quarter. PEC's income tax benefit resulted from its equity in net loss of Affiliated Companies other than Majority-Owned Affiliated Companies. As discussed in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1995, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies.

                                       Page 8 of 15 pages

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995.

    Consolidated net income for the nine months ended September 30, 1996 rose to $19.9 million, up from $17.3 million for the nine months ended September 30, 1995. The rise in net income reflected increases of $5.8 million in net gain on sales of investments, $1.3 million in net gain on issuance of shares by Affiliated Companies and $1.1 million in other income and a decrease of $1.6 million in the provision for income taxes. In addition, PEC realized a loss from discontinued operations of General Engineers Limited, net of income taxes, of $565,000 in the first nine months of 1995 while PEC did not realize any such loss in the corresponding 1996 period. The rise attributable to these items was partially offset by decreases of $3.2 million in equity in net income of Affiliated Companies, $3.5 million in change in market value of marketable securities and $866,000 in interest and dividend income.

    Equity in net income of Affiliated Companies for the nine months ended September 30, 1996 was $15.6 million compared to $18.8 million for the corresponding 1995 period. The decrease reflected an operating loss and special charges at Scitex (of which PEC's share was $10.3 million compared to a loss of $1.2 million in the corresponding 1995 period attributable to special charges), decreased net income in respect of certain Affiliated Companies, principally Property & Building and El-Yam, and losses in respect of Liraz and Lego compared to income in the corresponding 1995 period. This decrease was partially offset by increased net income in respect of some of PEC's Affiliated Companies, principally Super-Sol, DIC and PEC Cable TV Ltd., Tefron, Tambour and Delek, and reduced losses in respect of Cellcom (of which PEC's share was $1.3 million in the first nine months of 1996 compared to $5.1 million in the corresponding 1995 period).

    PEC realized a net gain on sales of investments of $7.0 million for the first nine months of 1996 compared to $1.2 million for the corresponding 1995 period. During the nine months ended September 30, 1996, PEC realized a net gain of $1.7 million on the sale of a 1.1% ownership interest in Super-Sol, a net gain of $1.8 million on the sale of a 1.5% ownership interest in Nice, a net gain of $3.3 million on the sale of marketable securities of U.S. companies and options and a net

                                       Page 9 of 15 pages
gain of $210,000 on the sale of a 1.4% ownership interest in VocalTec. All of PEC's $1.2 million net gain on sales of investments for the nine months ended September 30, 1995 resulted from PEC's sale of marketable bonds of the U.S. Government and marketable securities of U.S. companies.

    PEC realized a net gain on issuance of shares by Affiliated Companies of $1.3 million for the first nine months of 1996 while it did not realize any net gain for the corresponding 1995 period. In January 1996, Nice sold American Depositary Shares representing ordinary shares of Nice in a public offering in the United States and PEC realized a net gain on issuance of shares by Nice of $800,000. In March 1996, Logal sold ordinary shares in an initial public offering in the United States and PEC realized a net gain on issuance of shares by Logal of $500,000.

    The market value of PEC's marketable securities decreased by $345,000 for the nine months ended September 30, 1996 compared to an increase of $3.2 million for the corresponding 1995 period. The principal reason for this decrease was the sale of marketable securities during the first nine months of 1996 which resulted in net gain on sales of investments for this period.

    PEC's other income increased to $1.6 million for the first nine months of 1996, up from $530,000 for the corresponding 1995 period. PEC's other income for the first nine months of 1996 reflected increased management fees and income from limited partnerships, principally Gemini.

    PEC's interest and dividend income decreased to $749,000 for the first nine months of 1996 compared to $1.6 million for the corresponding 1995 period, primarily because PEC's liquid assets decreased. Liquid assets were reduced principally because of the net purchases of securities of new and existing Affiliated Companies and securities of other Israeli companies.

    Although PEC's income before income taxes and loss from discontinued operations increased to $23.3 million for the first nine months of 1996 from $22.8 million for the corresponding 1995 period, PEC's provision for income taxes decreased to $3.3 million for the 1996 period from $4.9 million for the corresponding 1995 period. This decrease in the provision for

                                       Page 10 of 15 pages
income taxes reflected an increase for the nine months ended September 30, 1996 in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies compared to the corresponding 1995 period.

SHAREHOLDERS' EQUITY

    As a result of decreases in the market value of "available-for-sale securities" since January 1, 1996, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of September 30, 1996 was $1.6 million compared to $3.2 million, net of taxes, as of December 31, 1995.

    As discussed in Note 2 of the Notes to the Consolidated Financial
Statements for the year ended December 31, 1995, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel depreciated approximately 2% against the U.S. dollar as of September 30, 1996 compared to December 31, 1995. As of September 30, 1996, the Cumulative Translation Adjustment reduced shareholders' equity by $24.2 million compared to $20.1 million at the end of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, PEC's liquid assets (consisting of cash, money market funds, marketable securities of U.S. companies and bonds issued by the Government of Israel) totaled approximately $28.3 million.

    For the nine months ended September 30, 1996, PEC received cash dividends and interest totaling $9.5 million (including $7.5 million of cash dividends received from Affiliated Companies). During the nine months ended September 30, 1996, PEC received a total of $29.1 million of additional funds, of which $3 million was generated from the repayment at maturity of municipal bonds, $24.9 million was generated from the sale of securities and $1.2 million was generated from the repayment of loans. During the same period, PEC purchased equity and debt securities of several new and existing Affiliated Companies for approximately $26 million, including $4 million of securities purchased during the third quarter of 1996. The existing Affiliated Companies in

                                       Page 11 of 15 pages
which PEC purchased securities during the third quarter of 1996 and the purchase price for such securities consisted primarily of Delek - $1.1 million (increasing PEC's ownership interest by 0.5% to 2.6%), Cellcom - $859,000 (representing accrued interest on existing shareholder loans from PEC which has been added to the principal of the outstanding loans), Property & Building - $710,000 (increasing PEC's ownership interest in Property & Building by 0.4% to 38%), Isrotel - $359,000 (increasing PEC's ownership interest by 0.3% to 2.2%) and Tambour - $262,000 (increasing PEC's ownership interest by 0.2% to 42.8%). In addition, during the third quarter of 1996, PEC purchased for $528,000 a 13.2% ownership interest in Soundesigns Multimedia Communication Systems Ltd. ("Soundesigns"), a company engaged in computer communications. Discount Investment Corporation Ltd., PEC's sister corporation ("Discount Investment"), also purchased the same percentage interest in Soundesigns on the same terms as PEC. During the first nine months of 1996, PEC also purchased marketable securities of U.S. companies for approximately $12.1 million.

    During October 1996, PEC acquired a 3.3% limited partnership interest in the PAMOT Fund ("PAMOT") in consideration for PEC's agreement to contribute up to $500,000 to the capital of PAMOT, of which PEC has paid $125,000. PAMOT is a newly formed fund comprised of five parallel limited partnerships that will operate together to evaluate, develop and own technologies developed at the Weizmann Institute of Science. Discount Investment also purchased a 3.3% ownership interest in PAMOT on the same terms as PEC.

    On November 4, 1996, PEC purchased for $1.2 million an additional 6.9% ownership interest in Liraz, increasing its ownership interest in Liraz to 16.2%. Discount Investment also purchased the same percentage ownership interest in Liraz as PEC on the same terms as PEC.

    On July 18, 1996, PEC announced that it would purchase up to 500,000 shares of its common stock from time to time in the open market at its discretion, taking into account such factors as price and prevailing market conditions. During the third quarter of 1996, PEC purchased 45,200 shares of its common stock for

                                       Page 12 of 15 pages

$817,000 and during October 1996, PEC purchased an additional 49,000 shares of its common stock for $798,000, reducing the number of outstanding shares of PEC's common stock to 18,664,388.

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

                                  PEC ISRAEL ECONOMIC CORPORATION
                                  -------------------------------
                                            (Registrant)



                                  /s/ James I. Edelson
                                  -------------------------------
                                  James I. Edelson
                                  Executive Vice President



                                  /s/ William Gold
                                  -------------------------------
                                  William Gold
                                  Treasurer, Principal Financial
                                  Officer and Principal Accounting
                                  Officer






Date:  November 14, 1996



                                                             Page 14 of 15 pages