Form 10-K
period 1996-12-31
PEC ISRAEL ECONOMIC CORP ET AL
filed 1997-03-31
CIK 76888

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

For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to __________________________

                          Commission file number 2-1271

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maine                              13-1143528
---------------------------------------      -----------------------------------
      (State or other jurisdiction               (I.R.S. employer
  of incorporation or organization)            identification no.)

  511 Fifth Avenue, New York, New York                  10017
-----------------------------------------    -----------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
      Title of each class                  on which registered
      -------------------                  -------------------

Common Stock (par value $1.00 per share)     New York Stock Exchange
--------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                               None
--------------------------------------------------------------------------------
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                                    Index is on Page 244.
                                                   Page 1 of 251 pages.

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 24, 1997 was approximately $100,288,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

     As of March 24, 1997, 18,508,388 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

Item 1.     BUSINESS

     PEC Israel Economic Corporation ("PEC" or the "Company") organizes, acquires interests in, finances and participates in the management of companies, predominantly companies which are located in the State of Israel or are Israel-related. PEC is often involved in the early development of a company and has participated in the organization, financing or increase in capital of over 150 Israeli enterprises since its incorporation in 1926. The Company participates actively in management through representation on boards of directors and is involved in a broad cross-section of Israeli companies engaged in various fields of business, including telecommunications and technology, manufacturing, real estate, retailing, shipping and consumer products.

     Among PEC's holdings are significant interests in one of Israel's two cellular telephone companies (Cellcom Israel Ltd.), the cable television company that serves the Tel-Aviv metropolitan area and two other areas in Israel (Tevel Israel International Communications Ltd.), a company that is a world leader in digital visual information communication for the graphic design, printing, publishing and video markets (Scitex Corporation Ltd.), one of Israel's leading diversified high technology holding companies (Elron Electronic Industries Ltd.), Israel's largest paint manufacturer (Tambour Ltd.), Israel's largest manufacturer of cans and metal packaging material (Caniel-Israel Can Company Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), one of Israel's largest shipping companies (El-Yam Ships Ltd.) and one of the largest supermarket chains in Israel (Super-Sol Ltd.). PEC is also involved in several venture capital funds and early stage development companies.

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

     IDB Holding, through its majority owned subsidiary, IDB Development Corporation Ltd. ("IDB Development"), owns beneficially approximately 71% of the outstanding Common Stock of PEC. IDB Holding is controlled by Mr. Raphael Recanati, Chairman of the Board of PEC, and members of his family.

     IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding $2.5 billion at December 31, 1996. Discount Investment Corporation Ltd. ("Discount Investment"), another indirect subsidiary of IDB Holding, owns shares of many Israeli companies in which PEC has holdings and, through a subsidiary, has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity or long-term debt invested by the paying party in business opportunities initiated or initially presented by the other party. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis. PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

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

                                                                                               Percentage
                                                                                         Equity Ownership as of
                                                                                           December 31, 1996
                                                                                -------------------------------------------
                                                                                                Discount            IDB
                                              Principal Business                PEC             Investment        Group (1)
                                              ------------------                ---             ----------        ---------

Telecommunications and Technology

Cellcom Israel Ltd.                         Cellular Telephone System           12.5%            12.5%             25.0%

Tevel Israel International                  Cable Television                    23.7             24.8              48.5  (2)
Communications Ltd.                         Broadcast Franchise

Scitex Corporation Ltd.                     Digital Visual Information           6.6              6.6              26.3  (3)
                                            Communication

Elron Electronic                            Diversified High                    13.6             26.5              40.1
Industries Ltd.                             Technology Holdings

Gilat Satellite Networks                    Satellite Communications             6.9              6.3              13.2
Ltd.                                        Systems

Gilat Communication                         Interactive Distance Learning       12.4             12.5              24.9
Engineering 1990 Ltd.                       Centers;  Services for the
                                            Communications Industry

Tel-Ad Jerusalem Studios                    Television Station Operator         11.5             11.5              23.0
Ltd.                                        and Producer of Television
                                            Programs

Nice Systems Ltd.                           Voice Logging and                    5.0              5.1              10.1  (4)
                                            Communication Intelligence
                                            Systems

Liraz Systems Ltd.                          Customized Computer                 16.1             16.2              32.3  (5)
                                            Software Systems: Distri-
                                            bution of Packaged Software;
                                            and Provider of Outsourcing
                                            Services

RDC-Rafael Development                      Development Stage                   16.7             16.7              50.1  (6)
Corporation Ltd.                            High Technology
                                            Products

                                                                                              Percentage
                                                                                         Equity Ownership as of
                                                                                           December 31, 1996
                                                                                --------------------------------------------

                                                                                                Discount             IDB
                                            Principal Business                  PEC            Investment          Group (1)
                                            ------------------                  ---            ----------          ---------

Telecommunications and Technology (continued)

Gemini Israel Fund L.P.                     Venture Capital Fund                11.2%            11.2%             29.9% (7)
                                            (Primarily High Technology)

Advent Israel Limited                       Venture Capital Fund                 5.4              5.4              10.8  (8)
Partnership                                 (Primarily High Technology)

VocalTec Ltd.                               Voice and Audio                      4.0              4.0               8.0
                                            Communications over
                                            the Internet

Electronics Line (E.L.)                     Electronic Security                 13.9             13.9              27.8
Ltd.                                        Systems

Lipman Electronic                           Electronic and Computerized          5.4              5.4              10.8  (9)
Engineering Ltd.                            Systems

Soundesigns Multimedia                      Integration of Computers and        13.2             13.2              26.4  (10)
Communication Systems Ltd.                  Conventional Communications

Logal Educational Software                  Educational Software                 4.3              4.4              22.9  (11)
and Systems Ltd.

Sign-On Computer Communications             Private Network                     25.5             25.5              51.0
Services Ltd.                               Communications

PAMOT Fund                                  Acquisition of Development -         3.3              3.3               6.6  (12)
                                            Stage Companies

Incubator for Technological                 Support of Development -            16.6             16.6              33.3
Entrepreneurship Kiryat                     Stage High Technology
Weizmann Ltd.                               Companies

Tius Elcon Ltd.                             Electronic Products for             14.5             14.5              29.0
                                            Home Health Care

RTS Telecommunications                      International Telecommuni-          15.0             15.0              30.0
Services Ltd.                               cation Services in St.
                                            Petersburg, Russia

                                                                                              Percentage
                                                                                         Equity Ownership as of
                                                                                           December 31, 1996
                                                                                --------------------------------------------

                                                                                                Discount             IDB
                                            Principal Business                  PEC            Investment          Group (1)
                                            ------------------                  ---            ----------          ---------
Telecommunications and Technology (continued)

RPA Leasing Inc                             Lessor of Telephone                 25.0%            25.0%             50.0%
                                            Equipment

Adir International Communications           International Tele-                 25.0             25.0              50.0  (13)
Services Corporation Ltd.                   communication Services from
                                            Israel

Industry

Tambour Ltd.                                Paint and Related Products          42.8             21.3              64.3  (14)

Caniel-Israel Can Company Ltd.              Cans and Metal Packaging            29.0             14.7              43.7  (15)

Klil Industries Ltd.                        Aluminum Extrusions and             16.4             36.0              54.5  (16)
                                            Finished Products

Mul-T-Lock Ltd.                             Locks and Security Doors            15.0             15.0              33.0  (17)

Tefron Ltd.                                 Lingerie and Undergarments          13.0             13.0              26.0

Maxima Air Separation Center Ltd.           Industrial Gas Production           12.0             11.7              23.7

Lego Irrigation Ltd.                        Irrigation Equipment                13.2             13.2              26.4

Real Estate

Property and Building                       Real Estate Construction            38.0             15.0              53.0
Corporation Ltd.                            and Development

Retail, Shipping and Other

Super-Sol Ltd.                              Supermarkets, Do-It-                17.6             15.4              47.8  (18)
                                            Yourself and Office Supply
                                            Stores

El-Yam Ships Ltd. (19)                      Bulk Shipping                       10.1             14.3              24.4

"Delek"-The Israel Fuel                     Distribution of Petroleum            2.6             33.1              35.7
Corporation Ltd.                            Products

Renaissance Fund LDC                        Acquisition of Equity Interests      3.7             -----              3.7
                                            for Capital Appreciation

                                                                                              Percentage
                                                                                         Equity Ownership as of
                                                                                           December 31, 1996
                                                                                --------------------------------------------

                                                                                                Discount             IDB
                                            Principal Business                  PEC            Investment          Group (1)
                                            ------------------                  ---            ----------          ---------
Retail, Shipping and Other (continued)
General Engineers Limited                   Distribution of Power                100.0%           -----             100.0%
                                            Generation Equipment

Isrotel Ltd.                                Ownership, Management and              2.3              2.3               4.6  (20)
                                            Operation of Hotels

Sano Dispec Development Ltd.                Joint Ventures in China for           25.0             25.0              50.0  (21)
                                            Manufacture and Sale of
                                            Detergents and Cosmetics
                                            and for Advertising

(1)  Total holdings of members of the IDB Group.

(2) Interests in Tevel Israel International Communications Ltd. are held through a separate company, DIC and PEC Cable TV Ltd.

(3) The ownership interest of the IDB Group includes the 13.1% ownership interest of Clal Electronics Industries Ltd. and its subsidiary Clal Electronics Ventures Ltd., both affiliates of IDB Holding, in Scitex Corporation Ltd.

(4) As a result of sales of American Depositary Shares representing ordinary shares of Nice Systems Ltd. after December 31, 1996, as of March 24, 1997, PEC owned 3.5%, Discount Investment owned 3.5% and the IDB Group owned 7.0%, respectively, of the ordinary shares of Nice Systems Ltd.

(5) In addition, PEC and Discount Investment own options to acquire ordinary shares of Liraz Systems Ltd. If all of the outstanding options of Liraz Systems Ltd. are exercised, PEC would own 17.9%, Discount Investment would own 18.0% and the IDB Group would own 35.9%, respectively, of the ordinary shares of Liraz Systems Ltd.

(6) Interests in RDC-Rafael Development Corporation Ltd. are held through a separate company, DEP Technology Holdings Ltd. The ownership interest of the IDB Group includes the 16.7% ownership interest of Elron Electronic Industries Ltd. in RDC-Rafael Development Corporation Ltd.

(7) PEC and Discount Investment each own 18.5% of Gemini Capital Fund Management Ltd., the general partner of Gemini Israel Fund L.P., which has a nominal equity interest in Gemini Israel Fund L.P. The ownership interest of the IDB Group includes the 3.7% and 3.8% ownership interests of Elron Electronic Industries Ltd. and Scitex Corporation Ltd., respectively, in Gemini Israel Fund L.P. The interests of PEC, Discount Investment and the IDB Group in Gemini Israel Fund L.P. represent nonvoting limited partnership interests.

(8) Represents interests in Advent Israel Limited Partnership and a parallel limited partnership (together, "Advent Israel"), on a combined basis, other than in the assets and results of operations attributable to Advent Israel's interest in Gemini Israel Fund L.P.

(9) As a result of sales of ordinary shares of Lipman Electronic Engineering Ltd. after December 3l, 1996, as of March 24, 1997, PEC owned 3.3%, Discount Investment owned 3.4% and the IDB Group owned 6.7%, respectively, of Lipman Electronic Engineering Ltd.

(10) In addition, PEC and Discount Investment own options to acquire ordinary shares of Soundesigns Multimedia Communications Systems Ltd. If such options are exercised, PEC would own 17.2%, Discount Investment would own 17.2% and the IDB Group would own 34.4%, respectively, of the ordinary shares of Soundesigns Multimedia Communications Systems Ltd.

(11) The ownership interest of the IDB Group includes the 12.7% and 1.5% ownership interests of Gemini Israel Fund L.P. and Elron Electronic Industries Ltd., respectively, in Logal Educational Software and Systems Ltd.

(12) PAMOT Fund refers to five parallel limited partnerships and the percentages represent ownership interests in the five partnerships on a combined basis.

(13) In March 1997, Adir International Communications Services Corporation Ltd. agreed to sell substantially all of its assets.

(14) Includes the proportionate interest of the IDB Group in the 0.4% ownership interest in Tambour Ltd. held by Tovalah Ltd., a wholly-owned subsidiary of Tambour Ltd.

(15) Includes the 27% equity interest in Caniel-Israel Can Company Ltd. of Ispah Holdings Ltd., a company in which PEC and Discount Investment each hold a 50% equity interest.

(16) Includes the proportionate interest of the IDB Group in the 4.1% ownership interest in Klil Industries Ltd. held by Klil Aluminums Products Ltd., a wholly-owned subsidiary of Klil Industries Ltd.

(17) Includes the proportionate interest of the IDB Group in the 9.9% ownership interest in Mul-T-Lock Ltd. held by Mul- T-Lock Technologies Ltd., a wholly-owned subsidiary of Mul-T-Lock Ltd.

(18) The ownership interest of the IDB Group includes the 14.8% ownership interest of "Delek" - The Israel Fuel Corporation Ltd. in Super-Sol Ltd. As a result of sales of ordinary shares of Super-Sol Ltd. after December 31, 1996, as of March 24, 1997, PEC owned 16.1%, Discount Investment owned 14.2% and the IDB Group owned 45.1%, respectively, of Super-Sol Ltd.

(19) Includes the Company's interest in Financial Holdings El-Yam (Hamigdal)
     Ltd.

(20) In addition, PEC and Discount Investment own publicly-traded warrants to acquire ordinary shares of Isrotel Ltd. If all of the outstanding warrants and options of Isrotel Ltd. are exercised, PEC would own 5.3%, Discount Investment would own 5.4% and the IDB Group would own 10.7%, respectively, of the ordinary shares of Isrotel Ltd.

(21) Sano Dispec Development Ltd. has a 55% interest in Shen Yang Daily Use Articles Ltd. and, through an 80% interest in D.S.D.S. International Advertising (China) Limited Partnership, has a 40% interest in Shen Yang Sano International Advertising Co. Ltd.

Telecommunications and Technology

     Cellcom Israel Ltd. ("Cellcom"). Cellcom, a corporation owned by PEC, Discount Investment, BellSouth Enterprises Inc. and companies controlled by Joseph Safra and Moise Safra of Brazil, operates Israel's second cellular telephone system. Cellcom began operations at the end of December 1994 and serves all of Israel. By the middle of March 1997, over 600,000 customers were utilizing Cellcom's cellular telephones, an increase of approximately 360,000 customers in one year. Cellcom has invested approximately $600 million in the development and operation of the cellular telephone system.

     Cellcom's license to operate the second cellular telephone system expires in 2004. Cellcom has the right to request, and Israel's Ministry of Communications can agree, to extend the license for one or more periods of six years. A sufficient number of customers are now using the cellular telephone systems of Cellcom and the other cellular telephone provider so that Israel's Ministry of Communications may grant a license for the establishment and operation of a third cellular telephone system in Israel.

     Cellcom uses TDMA (time division multiple access) digital technology, an advanced technology for cellular communication. Cellcom's cellular telephone system utilizes cell sites, switching machines and mobile telephone switching offices to carry telephone calls. At the end of 1994, Cellcom had 31 operating cell sites and one mobile telephone switching office. At the end of 1996, two years later, Cellcom had 370 operating cell sites, six mobile telephone switching offices and eight switching machines. In order to improve the quality of its existing service, Cellcom intends to construct an additional 232 cell sites, one mobile telephone switching office and three switching machines in 1997.

     In March 1997, Cellcom entered into an agreement with IBM and Bellcore under which Cellcom will offer wireless intelligent network services in Israel using hardware and software developed by those companies.

     Cellcom's marketing strategy is based on the premise that cellular telephones and service should be offered on a mass market basis. Cellcom's rates, which are regulated by its license, are among the lowest in the world. During Cellcom's first year of operation ended December 31, 1995, Cellcom charged users of its cellular service 2.74 cents per minute. The rate rose to
5.16 cents per minute for January 1996 and 5.65 cents per minute for the remainder of 1996. On January 1, 1997, this rate rose to 12.58 cents per minute during peak hours and 10 cents per minute during off peak hours. Cellcom may increase these charges whenever the Israeli consumer price index increases by more than 8.5% in any year. In addition, Cellcom charges an interconnect fee and, during 1997 through 1999, Cellcom may charge customers a monthly fee of $5.65, not including any adjustments for inflation. Cellcom's charges are lower than the charges of the operator of Israel's first cellular network, which are 21.6 cents per minute during peak hours and 10.8 cents per minute during off peak hours.

     Cellcom markets cellular telephones and its cellular telephone system through its own retail stores, a telemarketing group with service centers, independent authorized distributors and independent importers of telephones. At the end of 1996, Cellcom products and services were offered in over 80 cities throughout Israel at 300 locations, of which 10 were Cellcom retail stores.

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

     Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod-Ashkelon and the Nazareth-Jezreel Valley in the northern part of Israel. These franchises include approximately 340,000 households - about 24% of the homes in Israel. Tevel has completed the construction of approximately 95% of the cable network in its franchise areas. At the end of 1996, Tevel had approximately 238,000 subscribers, constituting approximately 69.3% of the households in the area in which network construction has been completed.

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

     Tevel offers customers a uniform, extended basic package of 41 channels for a fixed monthly fee. The basic package includes local, national and regional broadcasting channels, satellite delivered channels from Europe and Asia, and five channels, subtitled in Hebrew - a movie channel, a sports channel, a family entertainment channel, a science, nature and cultural channel and a children's entertainment channel.

     Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft, and enables Tevel to offer additional programming for which it may charge separately. In May 1994, Tevel began offering its customers recent theatrical movies on a pay per view basis over four channels programmed and packaged by Tevel under Tevel's brand name "Home Cinema." In November 1996, a fifth pay-per-view channel was added. During 1996, monthly sales of "Home Cinema" events increased steadily, reaching a sales rate of 88,574 events per month during the last quarter of 1996, and total sales in 1996 amounted to 930,651 events.


     Scitex Corporation Ltd. ("Scitex"). Scitex is a world leader in visual information communication. Scitex designs, develops, manufactures, markets and supports products, systems and devices primarily for the graphic arts, digital printing and digital video markets and has organized its business into three units to serve these markets.

     The Graphic Arts Group, the largest business unit of Scitex, engages in color electronic prepress and short-run digital printing solutions. Its products automate the generation and production of high-resolution, color printed media such as magazines, newspapers, catalogs, inserts, annual reports and advertising. The prepress hardware and software products include creative design application packages, scanners and a digital camera for image capture, client servers and archivers, and advanced systems running on standard computers and dedicated work stations for image manipulation and editing (assembly, retouching, airbrushing and special effects). The products also include a large variety of output systems, such as digital front ends, color inkjet printing and proofing systems, and imagesetters and platesetters for outputting color separation films or plates. In addition, the Graphic Arts Group offers direct digital printing systems, based on a strategic alliance with Xerox Corporation, for short-run, print on demand applications.

     The Graphic Arts Group markets its products to graphic art studios, tradeshops, digital service bureaus, commercial printers, and publishers. Customers include Fortune, The New York Times, National Geographic, Sports Illustrated, The Wace Group, R.R. Donnelley Corporation, Le Figaro, The Daily Telegraph, Bauer Druck, Rotolitho Lombardo, De Schutter, Toppan Group, Ginza Process, Toyo Denshi Seihan, Dai Nippon Printing and

Ashai Shimbun.

     The Scitex Digital Printing division, another Scitex business unit, manufactures computer-driven, inkjet printers for very high speed, high volume and long run (in thousands and millions of copies) printing. Used worldwide, products of the division include the Dijit printing system, wide and narrow format printing systems, special high-speed printers, controllers and the Begin application software. Scitex is developing a digital offset press which is designed to print high quality, short runs at a competitive cost and to digitize traditional print processes to increase productivity and predictability, and thus reduce costs. The Scitex Digital Printing division sells its products mainly to commercial printers, periodical printers and form printers. Its products are used primarily for variable-data printing of personalized mass mailings, billings, bar codes, business forms and lottery tickets. Its customers include R.R. Donnelley Corporation, Unisys, Standard Register, Banta, Bittler Brothers, AB Tumba Bruk, Mohndruck, Dai Nippon Printing, Iseto and Toppan Group.

     Scitex Digital Video, the third Scitex business unit, was formed in October 1995 by the merger of Abekas Video Systems Inc., acquired in 1995, and ImMIX, Inc., acquired in 1994. Its products include digital video non-linear, post-production, video editing systems and video manipulation systems, such as digital video effects (DVE) generators and character generators, which can be on-line or off-line, live or post production, as well as other devices such as disks and switches. The division markets its products to television broadcasters and professional video stores. Its customers include NBC, Bloomberg Business News, Universal Studios, Walt Disney Imagineering, CBS News, Federal Express, the New York Stock Exchange and Video Post (Hong Kong).

     The ordinary shares of Scitex are listed for quotation on the National Association of Securities Dealers Automatic Quotation System/National Market System ("NASDAQ/NMS") (symbol ("SCIXF"). PEC, Discount Investment, Clal Electronics Industries Limited ("Clal"), another member of the IDB Group, and International Paper Company are parties to a shareholders' agreement with respect to their ordinary shares of Scitex that, among other things, (i) provides that Scitex shall have a board of directors consisting of up to four nominees designated by each of PEC and Discount Investment as a group, International Paper Company and Clal, and, if the three groups determine that there should be another director, a nominee agreed upon by all three groups,
(ii) provides that the Chairman of the Board of Scitex and of its executive committee be selected from the directors designated by PEC, Discount Investment and Clal and (iii) restricts the acquisition and disposition by such shareholders of ordinary shares of Scitex.

     Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service products in the fields of healthcare, defense electronics, semiconductors, machine vision, software and information technology. Elron has organized, invested in and developed companies with promising new technologies believed to have global marketing potential that could benefit from ties with Israel. Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies. In recent years, Elron has allocated substantial resources to companies developing technologies and products for the Internet and intranets.

     Elron's affiliates include publicly-traded and privately-held companies. As of March 19, 1997, its principal publicly-traded affiliates were Elbit Medical Imaging Ltd. (40.1% owned - medical products and services in the fields of diagnostic imaging and diagnostic ultrasound and establishment of diagnostic and therapeutic imaging centers around the world, mainly in developing countries - NASDAQ/NMS symbol "EMITF" and also traded on the Tel Aviv Stock Exchange); Elscint Ltd., a 55% owned subsidiary of Elbit Medical Imaging Ltd. (imaging technologies for medical diagnostics, including computed tomography, magnetic resonance imaging, nuclear medicine and mammography - New York Stock Exchange, Inc. symbol "ELT"); Elbit Systems Ltd. (40.1% owned- prime contractor and multi-disciplinary integrator of large-scale defense electronics upgrade projects as well as a developer of unmanned airborne vehicles (UAVs) through a 50% subsidiary - NASDAQ/NMS symbol "ESLTF" and also traded on the Tel Aviv Stock Exchange); Elbit Ltd. (40.1% owned - connectivity and communications access systems for public and private networks and manufacturer of high-end televisions
- NASDAQ-NMS symbol "ELBTF" and also traded on the Tel Aviv Stock Exchange); Elbit Vision Systems Ltd. (50% owned by Elbit Ltd. - proprietary automated vision systems based on computer vision and image interpretation technologies for the textile industry - NASDAQ/NMS symbol "EVSNF"); Orbotech Ltd. (10.5% owned - application of machine vision and related computer-based technologies to improve the production processes of printed circuit boards and liquid crystal displays - NASDAQ/NMS symbol "ORBKF"); Zoran Corporation (16.5% owned - integrated circuits and software for digital video and audio compression applications - NASDAQ/NMS symbol "ZRAN"); PC Etcetera, Inc. (7% owned - technology-based training products - over-the-counter stock symbol "PCEZ"); NetManage Inc. (2.2% owned - provider of standards-based software for the Internet and corporate intranets - NASDAQ/NMS symbol "NETM"); and Logal Educational Software and Systems Ltd. (1.5% owned (PEC and Discount Investment each also own a 4.36% equity interest and Gemini Israel Fund L.P. owns a 12.7% equity interest) - designs, creates, publishes and markets simulation-based, educational software and laboratory probeware products - NASDAQ/NMS symbol "LOGLF").

     Among Elron's privately-held affiliates as of March 19, 1997 were RDC-Rafael Development Corporation Ltd. (16.7% owned (PEC and Discount Investment each also own a 16.7% equity interest) commercialization of technologies developed by RDC-Rafael Armament Development Authority, a division of Israel's Ministry of Defense); Chip Express Corp. (40.1% owned - a laser technology which enables the production of engineering prototypes of Gate Arrays (integrated circuit devices composed of an array of logic gates integrated to form specific logic applications) to customers within 24 hours, the supply of early production quantities in a week and competitively-priced volume production parts); Oren Corporation Ltd. (15% owned indirectly - design, manufacture and marketing of integrated circuits based on a patented digital filter, adaptive equalization and digital signal processing technologies for cancelling "ghost" images and for the consumer television market, which circuits are designed to fit into conventional analogue television sets, VCRs, cable decoders and television set top boxes). Elron also has a 3.7% limited partnership interest in Gemini Israel Fund L.P., a venture capital fund in which PEC and Discount Investment are limited partners.

     Elronet, a business unit within Elron, focuses on advanced technologies, products and services within the information technology field, including Internet/intranet, networking and application development for client/server and web environments. Elronet is currently comprised of the following six companies:
NetVision Ltd. (50% owned - Israel's largest Internet service provider); MediaGate N.V. (27.8% owned - provides single point access to the Internet with any real time communication device); Ornetix Technologies Ltd. (25.5% owned - proprietary network technology for CD-ROM drives, "CD jukebox" servers and management software for computer networks); ArelNet Ltd. (20% owned - message switching technologies and solutions including i-FAX, which enables faxes to be sent at competitive prices over the Internet); Elementrix Technologies Ltd. (48.1% owned - intranet/Internet security company that develops advanced security products and technologies); and ServiceSoft Corporation (25.3% owned - software products that provide self-service support information directly to end users over the Internet and intranets).

     Elron's three major affiliates, Elbit Medical Imaging Ltd., Elbit Systems Ltd. and Elbit Ltd., constituted approximately 78% of Elron's total assets as of December 31, 1996.

     Elron's ordinary shares are listed for quotation on the NASDAQ/NMS in the United States (Symbol "ELRNF") and on the Tel Aviv Stock Exchange ("TASE").

     Gilat Satellite Networks Ltd. ("Gilat Satellite"). Gilat Satellite designs, develops, manufactures, markets and supports very small aperture terminal ("VSAT") satellite earth stations and related equipment and software for voice and data communications. Gilat Satellite's products are incorporated into telecommunications networks which provide satellite-based communications between a central location (a "hub") and a large number of geographically-dispersed locations. At the end of 1996, Gilat Satellite acquired Skydata Inc., a Florida based manufacturer of VSATs.

     Gilat Satellite markets principally three VSAT product lines:

     o    Satellite data delivery.

          Skystar Advantage, Gilat Satellite's principal product, facilitates batch and interactive data communications for credit and debit card authorization, inventory control, lottery systems, remote training and automatic teller machine (ATM) services for customers such as retail chains, gas stations and supermarkets. Gilat Satellite's OneWay VSAT provides unidirectional data broadcast for the distribution of real-time financial information, newswire broadcasts and paging signals for customers such as stock exchanges, news agencies and paging operators.

     o    Satellite telephony.

          DialAway VSAT is a telephony product which provides single and dual channel voice services such as satellite pay phones in remote areas. The FaraWay VSAT provides multi-channel, on-demand voice, telecopy and data services to remote and undeveloped areas that lack adequate telecommunications infrastructure. The ISAT is a frame-relay based product for comprehensive data, voice and video applications for small corporate networks.

     o    Satellite-based Internet access.

          Internet Access by Skystar Advantage provides a high speed platform for interactive access to the Internet or corporate Intranet, independent of infrastructure. Skysurfer 1 provides high speed Intranet access and high-quality business television for an unlimited number of users using a plug-and-play personal computer card.

          Gilat Satellite has established strategic relationships for product development and marketing with GE Spacenet Corporation, COMSAT RSI Inc., AT&T Tridom and GTECH Corporation in the United States and with ANT Bosch Telecom in Germany and IBM Global Network in France. These service providers and equipment suppliers offer certain of Gilat Satellite's products as integral parts of their VSAT network offerings. Gilat Satellite, which is based in Israel, has offices in the United States, France, China and Thailand.

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

     A wholly-owned subsidiary of Gilat Engineering provides satellite communication within Israel using one-way and two-way networks by means of very small aperture terminals (VSATs), broadband Internet access and digital compressed video and audio broadcast. Through ISRASAT International Communication Corp., a company in which it has a 50% interest and whose other shareholder is Sign-On Computer Communications Services Ltd., Gilat Engineering provides point to point international satellite communication services to corporate clients in Israel and abroad.

     Gilat Engineering owns 25% of Spacecom Satellite Communications Services Ltd., which holds exclusive marketing rights for the "AMOS 1" satellite for the Middle East.

     Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major broadcaster and producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location.

     In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station (the "Second Channel"), the only privately operated commercial television station. The broadcast license expires on October 31, 1999 and Tel-Ad may request that the license be extended for one four year term. Broadcasts on the second television station began in

November 1993. Each of the three licensees is responsible for the entire programming for two days every week, which two days may be Sunday and Wednesday, Monday and Thursday, or Tuesday and Friday, and for every Saturday in one year of each three year period. The two day pairings are rotated among the three licensees every two years. From September 1995 through August 1996, Tel-Ad's programs were broadcast on Tuesdays, Fridays and Saturdays. Since September 1996, Tel-Ad's programs have been broadcast on Tuesdays and Fridays, which will continue through August 1997.

     The Second Channel is the most-watched television station in Israel. The popularity of the channel has provided the impetus for advertisers and advertising agencies alike to take advantage of the opportunities that the medium offers. In 1996, 30% of all Israeli advertising budgets were allocated for television. Substantially all of Tel-Ad's revenues are derived from the sale of advertising air time. Tel-Ad's broadcast license permits Tel-Ad to allocate to commercials up to 10% of its daily 18-hour broadcast time.

     Tel-Ad broadcasts a varied program schedule, with approximately half of the programs produced in Israel and half of the programs acquired from outside of Israel, including top-rated feature films and popular television series. The programs span a wide range of genres and formats, including entertainment, drama, humor and satire, sporting events, game shows, talk shows and current affairs. Tel-Ad programs that achieved particular success with the viewing audience included the investigative reporting magazine "Fact", the humor and satire program "Harzufim", the entertainment/variety shows "Laila Gov" and "Tonight with Eli Yatzpan", and the dramatic series "Ramat Aviv Gimmel".

     Tel-Ad's offices in the Jerusalem Theatre Building include state-of-the-art technical facilities, including the first fully digital television studio in Israel, two multi-purpose television studios, and fully equipped computerized editing and animation suites. Tel-Ad's offices in Tel Aviv house its sales and marketing divisions.

     Nice Systems Ltd. ("Nice"). Nice is a global provider of computer telephony integrated (CTI) logging, monitoring and management solutions for voice, telecopy and data communications. Nice develops, designs, manufactures, markets and services digital recording and retrieval systems, which are known as voice logging systems, that simultaneously record and monitor communications from multiple channels and provide data archiving and retrieval features. Nice's products are based on an open architecture and incorporate enhanced digital networking and voice processing technologies. The principal product of Nice is

NiceLog, a technologically leading CTI digital voice recording and retrieval system that performs continuous, reliable recordings of up to thousands of channels. Each NiceLog supports up to 120 channels per logger and over 1,500 hours of hard disk storage for immediate access to recordings for playback.

     Nice markets, distributes and services its voice logging products worldwide primarily through independent distributors that predominantly specialize in the voice logging market and also through its own sales force in the United States, Germany and Israel. Nice's voice logging systems are used by a broad range of users such as financial institutions, call centers, securities traders, air traffic control sites, public safety and transportation agencies and utilities. Users of NiceLog systems include ABN AMRO Bank, Bank of America, Chase Manhattan Bank, Citibank, Credit Suisse, Deutsche Bank, the Federal Aviation Administration, the Sydney Futures Exchange and aviation agencies in several countries throughout the world.

     In 1996, Nice introduced two new products, NiceCall and NiceFax. NiceCall is a compact voice logging system for smaller applications such as a small number of bank branches, call centers or financial trading sites. NiceFax is a complete fax archiving and management system for an entire organization. NiceFax archives all incoming and outgoing fax traffic and provides a central database for logging and querying and easy retrieval of all of an organization's faxes.

     Nice also develops and markets communication intelligence ("COMINT") systems that are primarily used for spectrum monitoring, signal tracing and direction finding applications in mobile and fixed ground installations as well as on ships and aircraft. Nice's principal COMINT system, NiceFix, is a communications intelligence and direction finding system that detects, identifies, locates, monitors and records transmission sources.

     In January 1996, Nice had a public offering in the United States of American Depositary Shares representing ordinary shares of Nice. Nice's American Depositary Shares are listed for quotation on the NASDAQ/NMS under the trading symbol "NICEY". Nice's ordinary shares are traded on the TASE.

          Liraz Systems Ltd. ("Liraz"). Liraz and its subsidiaries and affiliates develop and sell comprehensive computerized business system solutions in Israel and abroad. In Israel, Liraz specializes in system integration services and the development of software solutions in the banking, manufacturing, health care, retail and petroleum areas as well as the provision of outsourcing services. Liraz's subsidiaries and affiliates include the following companies:

     o Level 8 Systems, Inc., formerly named Across Data Systems, Inc., a 52.5% owned subsidiary which develops and markets business software and provides consulting and ancillary services. Level 8's principal business is the development and sale of middleware software products and services which utilize messaging and object technology to solve enterprise-wide integration problems associated with linking centralized computer systems, desktop computers and the Internet. Middleware products facilitate communication among applications that reside on distributed and often incompatible hardware and software. Level 8 also offers a manufacturing resource planning software package for use in managing manufacturing operations and reporting financial results, as well as related installation, training and support services. In addition, Level 8 provides consulting services for enterprise messaging and for the manufacturing and financial services industries. In December 1996, Level 8 had an underwritten public offering of its stock in the United States, approximately 17 months after the initial public offering of Level 8's stock in the United States. Level 8's stock is traded on the NASDAQ/NMS under the trading symbol "LVEL".

     o Yaana Ltd., a 50% owned affiliate which specializes in outsourcing services, payroll, labor management and complete application packages. Yaana's stock is traded on the TASE.

     o Bintel Systems Ltd., a 92% owned subsidiary which develops and markets new artificial intelligence applications, including marketing business intelligence (MBI), which organizes information from raw data into a concise decision-making tool for executive management.

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

     RDC, through its interests in the following companies, is working on several projects, including the development of the products and processes set forth below:

     o Geotek Communications, Inc., which is developing a wireless telecommunications network that provides full duplex service, utilizing frequency-hopping multiple access technology. RDC acquired most of its interest in Geotek as a result of its transfers to Geotek of its equity and debt interests in PowerSpectrum Technology Ltd. for shares of common stock of Geotek. Geotek's stock is traded on the NASDAQ/NMS under the trading symbol "GOTK".

     o Oramir Semiconductor Equipment Company Ltd., which is developing the L-Stripper, an innovative process that allows the removal by laser of photoresist in the manufacturing process of silicon wafers used in the semiconductor industry.

     o Semiconductor Engineering Laboratories (SELA) Ltd., which manufactures and markets a line of semiautomatic micro-cleaving systems which produce a cross section of semiconductor wafers for later examination by a scanning electron microscope for the purposes of failure analysis and process monitoring.

     o VSOFT LTD., a software company that integrates solutions and develops applications in the areas of document management, image processing, video on demand and geographic information systems.

     o Medicard Ltd., which is developing, producing and selling products based on pulsatile technology of the heart-lung machine to assist in cardiac surgery and other areas of cardiology.

     o 3DV Systems Ltd., which is developing a camera that utilizes laser technology to produce a three-dimensional picture.

     o Galil Medical Ltd., which develops, manufactures and markets medical systems for cryosurgery, a minimally invasive method for removal of tumors using extreme low temperature technology.

     o VerdEco Technologies Ltd., which develops, manufactures and markets an in-situ analysis device that monitors the presence of heavy metals in water and wastewater.

     o Witcom Ltd., which develops millimeter wave radio based digital networking solutions that provide higher transmitted output power and superior receiver sensitivity for a wide range of applications such as cellular telephone systems, local loops, local exchange bypass and local area networks.

     RDC also manages a research and development fund which is currently supporting one project for the development of advanced adaptive beamforming and nulling antennas that are intended to substantially increase the capacity of cellular telephone calls and another project for the development of satellite communication equipment utilizing millimeter waves for commercial application such as transmission of television, high data rates and Internet services.

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

     Advent Israel and a parallel limited partnership have received $20 million of capital from their partners, of which Advent Israel and such limited partnership have invested $10.75 million in Gemini and have invested or plan to invest $9.25 million in portfolio companies. Gemini has received approximately $26.75 million of capital from its partners. Combined, Gemini and Advent Israel constitute a substantial venture capital program whose purpose is to invest in companies located in Israel or related to Israel. PEC has contributed $3 million of capital to Gemini. PEC's partners in Gemini are

Discount Investment, Scitex and Elron (two of PEC's affiliated companies), Advent Israel and Yozma. Gemini may offer PEC and the other partners the opportunity to purchase interests in entities in which Gemini is acquiring an interest.

     At the end of 1996, Gemini had invested approximately $19 million in 23 companies, including $5.7 million invested in eight new projects in 1996. Gemini expects to be fully invested by the end of June 1997. Among the corporations in which Gemini has an equity interest are the following:

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

     o Super Dimension Ltd., a corporation that develops and sells interactive computer products for children, including game and entertainment platforms which can be hooked up to a multimedia computer system, a video game machine or a cable access television set-top box. The platforms permit objects held above them to be used as free operating joy sticks or other activation devices.

     o Arad Systems Ltd., a software developer of sales force automation configuration tools which enable the user to prepare quotes for complex products and systems containing accurate and complete information, including prices, parts lists and specifications on a timely basis.

     o Combact Diagnostic Systems Ltd., a developer of a novel and proprietary automated system for rapid bacterial analysis of urine.

     o Commtouch Ltd., a corporation engaged in the development of electronic messaging solutions, including an e-mail product for the home consumer market and a method to use e-mail as a multimedia promotional and delivery vehicle for Internet advertising - so called "netvertising".

     In November 1995, Gemini and the other shareholders of OrNet Data Communication Technologies Ltd. sold their equity interests in OrNet to Siemens for a profit, the only sale to date by Gemini of an equity interest.

     PEC is also a limited partner in Advent Israel and has contributed $500,000 of capital to Advent Israel. As a limited partner in Advent Israel, PEC has an indirect interest in all of Advent Israel's holdings other than Advent Israel's interest in Gemini. At the end of 1996, Advent Israel had directly invested approximately $6.1 million in 20 companies other than Gemini. Among the corporations in which Advent has an equity interest and Gemini does not are a developer of airless fluid spraying devices and a corporation which uses voice compression technology for high-quality Internet voice transmissions.

     VocalTec Ltd. ("VocalTec"). VocalTec develops and markets software that enables voice and multimedia communications over packetized networks, the Internet and corporate intranets. VocalTec also develops open systems to bridge the Internet to the public switched telephone network.

     VocalTec pioneered the market for Internet telephony with the introduction of Internet Phone, VocalTec's core product, in 1995. Internet Phone enables two users to simultaneously talk and see each other in real-time using their personal computers for the cost of the local telephone Internet connection. VocalTec offers numerous video, audio, data, text and collaborative computing features for the Internet Phone designed for business communication. In addition, VocalTec offers business customers the Internet Telephone Gateway server, Desktop-Dialer, Surf & Call plug-in and client server. In March 1997, VocalTec and Motorola entered a strategic alliance for the sale of VocalTec's products to corporations.

     VocalTec's Internet telephony gateway software is marketed primarily to telecommunication companies, Internet service providers and other business customers and is designed to improve the flexibility and performance of business communication systems while reducing long-distance phone charges. The software may support fax communications and has multimedia and call management applications. The gateway software, when used with open system hardware, enables computer-to-computer, computer-to-telephone, telephone-to-telephone and telephone-to computer-calls.

     In February 1996, VocalTec had an initial public offering of its stock in the United States and the stock is traded on the NASDAQ/NMS under the trading symbol "VOCLF".

     Electronics Line (E.L.) Ltd. ("Electronics Line"). Electronics Line is engaged in the design, development, production and international marketing of advanced electronic home and business alarm and security systems. Its products include passive infrared, dual technology and glass break detectors, alarm control panels, wireless encoders, transmitters and repeaters, closed camera television observation systems and radio or telephone operated devices for long-range communication with central monitoring stations. Electronics Line has been innovative in the application of radio communication and infrared and microwave technologies to several devices. Electronics Line generates more than 90% of its revenues from sales outside of Israel. Electronics Line's stock is traded on the TASE.

     Lipman Electronic Engineering Ltd. ("Lipman"). Lipman develops, manufactures and markets a variety of sophisticated microprocessor-based electronic and computerized systems primarily for communication applications, incorporating imaging and scanning technologies. Lipman's products include telephone line and wireless point of sale/electronic fund transfer retail business payment terminals, electronic cash registers and thermal and impact printers. These products include credit, debit and smart card technologies. Lipman also manufactures a compact desk-top home services and betting terminal and coin-operated or credit, debit or smart card vending machine payment systems for use with commercial washers and dryers, photocopiers and other vending machines and for garages and gasoline stations. Lipman has recently completed developing a unique hand-held pen-sized multi-lingual scan translator. Lipman's stock is traded on the TASE.

          Soundesigns Multimedia Communication Systems Ltd. ("Soundesigns"). Formed in 1993, Soundesigns develops hardware and software for computer telephony integration products, personal computer multimedia enhancement software and application development tools. Soundesigns' products are currently in the final stage of development.

     Personal computers connect with external systems, such as the Internet, through an entrance, such as a modem or network card, which, when in use, prevents the computer from connecting to another communication channel such as the telephone. Soundesigns' principal product is a computer telephony upgrade kit called "SoundWare" for use with any multimedia personal computer. It provides a separate telephone channel through the audio system, permitting telephone applications for the computer such as sending or receiving telecopies while at the same time using the entrance to the computer for other purposes, such as browsing the Internet. In addition, the telephone channel may be used for communicating over the Internet, local networks and high speed ISDN lines. Soundesigns believes that SoundWare is the most cost-effective product for providing an additional telephone channel to personal computers.

     Logal Educational Software and Systems Ltd. ("Logal"). Logal designs, creates, publishes and markets interactive, simulation-based educational software and laboratory probeware products for science and math curriculums in high schools and colleges. Logal markets 30 product titles which are based on an "active" approach to learning in the areas of biology, chemistry, physics, economics and math. All of Logal's products are available on both Macintosh and Windows operating platforms as well as over the Internet.

     Logal has developed a comprehensive line of science and math products that incorporate dynamic solutions which actively engage students in the learning process and are easy to use and can be customized to meet the individual needs of students and teachers. Logal's science and economic products are based on a proprietary simulation engine, the Explorer system, and are designed around a common platform that reduces the development time and cost of new product titles, and facilitates product updates. To date, over 3,500 schools in the United States have purchased Logal's products.

     Logal sells its products through its own sales force and through distributors. Logal has established strategic alliances with major educational publishers such as Prentice-Hall Inc., Simon and Schuster and Houghton Mifflin Company for the integration of textbook content with interactive software titles to be sold with those companies' textbooks.

     In March 1996, Logal had an initial public offering of its stock in the United States and the stock is traded on the NASDAQ/NMS under the trading symbol "LOGLF".

     Sign-On Computer Communications Services Ltd. ("Sign-On"). Sign-On furnishes private network telecommunication services to corporate clients in Israel. Through ISRASAT International

Communication Corp., a company in which it has a 50% interest and whose other shareholder is Gilat Communication Engineering 1990 Ltd., Sign-On provides point to point international satellite communication services to corporate clients in Israel.

     PAMOT Jersey US L.P. ("PAMOT US"). PAMOT US is one of five parallel limited partnerships (the "PAMOT Fund") formed in October 1996 for the purpose of acquiring equity interests primarily in companies established to develop early-stage projects based on technologies developed at the Weizmann Institute of Science (the "Weizmann Institute"). The PAMOT Fund has received capital commitments of $16.5 million. PEC and Discount Investment have each committed to contribute $500,000 to the capital of the PAMOT Fund, of which $150,000 has been paid by each of them as of March 24, 1997.

     The PAMOT Fund has an agreement with Yeda Research and Development Company Ltd., the entity that holds all property rights to inventions developed at the Weizmann Institute, under which the PAMOT Fund has a first opportunity right to evaluate all technology and projects with commercial potential developed within the Weizmann Institute that are available for investment. If the PAMOT Fund desires to develop a project, it and Yeda must agree upon a budget for the company formed to develop the project and the project company will enter a research and license agreement with Yeda. The PAMOT Fund will acquire an 80% equity interest in the project company, and Yeda and the supervising inventor scientists as a group will each acquire a 10% equity interest. In addition, Yeda will receive 15% of the distributable gains to the PAMOT Fund. The PAMOT Fund may not contribute more than $3.3 million to the capital of a project company. To date, the PAMOT Fund has not invested in a project company.

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

     Through February 1997, PEC purchased interests in eight companies in the Incubator program. The businesses of such companies include the development of transparent, electrically conductive polymers for use in the electronics industry; the design of equipment for improved processing and production of tomato seeds; the development of technology for the production of liquid absorbing polymers with variable absorbing capacity; the development of a transducer for high precision measurement of angular coordinates; the design and development of a novel method for cutting and coating heavy gauge metals; the development of high quality personal care and dermatological products derived from whey, a completely natural source, containing vitamins, lactic acid, protein and many minerals; the commercial development of ultrastable enzymes for either improved performance in commercial applications where enzymes are presently used or new applications for which enzymes are not presently used because of insufficient durability; and the development of a technique for increasing the digestibility of cellulose rich wastes of feed-stuff (such as wheat or rice straw) used in the feeding of farm animals.

     Tius Elcon Ltd. ("Tius Elcon"). Tius Elcon designs, develops, produces and sells electronic products for the home care market, concentrating on the over-the-counter paramedical market. Its products include the Temp-A-Sure Baby Thermometer, which permits accurate non-invasive measurement of a baby's temperature, the Fertimeter, which is an ovulation predictor, and the Spiro, a computerized asthma peak flow meter suitable for home use that measures airway obstruction and automatically analyzes the results for the user. Substantially all of Tius Elcon's products are exported. In view of losses incurred by Tius Elcon, PEC has made provisions with respect to its interest in Tius Elcon.

     RTS Telecommunications Services Ltd. ("RTS") and RPA Leasing Inc. ("RPA"). RTS provides major hotels in St. Petersburg, Russia and other subscribers with direct dialing international telephone service by means of a microwave and satellite based network which connects the subscribers with international telephone networks. RPA leases telephone equipment and switchboards to a Russian company for use in hotels in St. Petersburg, Russia for a five year term ending in December 1998. RTS expanded its activities in 1996 but continued to incur losses as a result of strong competition. In view of the losses incurred by RTS and RPA and their negative equity, PEC has made provisions with respect to its holdings in these companies.

     Adir International Communications Services Corporation Ltd. ("Adir"). In March 1997, Adir agreed to sell substantially all of its assets to Golden Lines International Communication Services Ltd. for $2.25 million. Under the agreement, Adir agreed to operate through the end of 1997 its business of international telephone service from Israel, worldwide facsimile communications from Israel, sale of calling cards in Israel and rental of cellular telephones in Israel with worldwide accessibility for incoming and outgoing calls. In exchange, Golden Lines agreed to pay certain expenses of the business and to pay Adir 70% of the operating profit generated by the business through the end of 1997. Adir continues to operate its business of selling calling cards and other telephone services in nations other than Israel, including Russia, France, South Africa, Chile and Peru, through local telephone carriers.

Industry

     Tambour Ltd. ("Tambour"). Tambour is Israel's largest paint manufacturer. Its products include a wide range of water-based and synthetic paints, polyurethanes, epoxies, varnishes, texture coatings and primers, as well as special purpose paints for aviation and marine applications. Tambour currently supplies approximately 60% of Israel's decorative paint requirements and exports its products throughout the world, principally to countries of the former Soviet Union.

     At the beginning of 1997, Tambour began a reorganization of several operations into the following four major companies or divisions:

     o Tambour Decoration, the division responsible for the manufacture and sale of decorative paints. This division also manages the decorative wall-facing brick operation of Tambour's affiliate, Gidgee Ltd., and the products of Serafon for the construction industry.

     o Tambour Industry, the division that produces and markets industrial paint products, emulsions and resins. This division also manages the printing ink operations of Tambour's affiliate, Tzah-Israeli Printing Inks Ltd., and the industrial glue and emulsion business of its affiliate, Serafon Resinous Chemicals Corp. Ltd.

     o Tambour Ecology Ltd., a company in which Tambour will have a 66% ownership interest that will be the successor by merger to three of Tambour's affiliates: Italchem-Ayalon Ltd., Chemitas 1988 Ltd. and Aniam Ltd. Tambour Ecology will conduct the businesses of the three affiliates, namely the production and marketing of water treatment facilities, chemicals, metal treatment chemicals and industrial sewage treatment systems. The chief executive officer of Tambour Ecology will also manage Tambour's affiliate, Solar Dynamics Ltd., which conducts waste water purification using concentrated solar radiation.

     o Logistics Division, the service division which coordinates the purchase of raw materials, shipment of products, storage of materials at warehouses and other logistical activities.

     Tambour also holds a 20% interest in "Kne Uvne Ace", a chain of nine "do-it-yourself" stores in Israel selling building and home improvement products. Super-Sol Ltd. holds a 40% interest in "Kne Uvne Ace".

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

     During 1996, Caniel formed a joint venture with a Jordanian corporation for the operation of a can manufacturing plant in Jordan.

     Caniel's stock is traded on the TASE.

     Klil Industries Ltd. ("Klil"). Klil is engaged in aluminum extrusion, including casting of billets, manufacturing of extrusion dies and painting of extrusions. Klil is a leading supplier of aluminum extrusions in the form of semi-finished, painted and mill-finished products for industry, as well as finished aluminum products to the building industry, such as windows, doors, curtain walls and shutters. Most of Klil's products are sold in Israel. Among Klil's marketing methods are the distribution to architects and other professionals of software discs that contain computerized drawings of Klil's products. Klil operates a training center for customers to learn how to assemble and install products manufactured by Klil.

Klil's state-of-the-art factory in Carmiel, Israel has modern production lines for extruding and painting extrusions. Klil's stock is traded on the TASE.

     Mul-T-Lock Ltd. ("Mul-T-Lock"). Mul-T-Lock designs, manufactures, markets and distributes high security products, including a wide range of sophisticated cylinders and padlocks, automobile transmission locks, decorative security doors, blast and gas-resistant doors and windows, fire resistant doors and safes. Some of these products incorporate high technology electronic applications. Many of Mul-T-Lock's products are protected by patents and proprietary designs.

     Mul-T-Lock has four manufacturing plants, including a modern 200,000 square foot factory in Yavne, Israel. It markets its products throughout Israel and exports them worldwide through a network of distributors and sales personnel of its subsidiaries. Mul-T-Lock's stock is traded on the TASE.

     Tefron Ltd. ("Tefron"). Tefron designs, manufactures and markets high quality, fashionable lingerie, undergarments and nightwear for women and men. In 1996, Tefron exported all of its products. Tefron's largest market is the United States where its customers include Banana Republic, Victoria's Secret, Calvin Klein and the GAP.

     Tefron operates a sewing, cutting and knitting plant and a development center in Israel for the design and manufacture of its products. Tefron utilizes computerized robots and other technologically advanced machinery in its manufacturing operations, which has enabled it to produce consistently high quality products at competitive prices.

     Maxima Air Separation Center Ltd. ("Maxima"). Maxima is Israel's second largest producer of industrial and specialized gases with a market share in Israel of approximately 40%. Its primary products are nitrogen and oxygen. Nitrogen is used in the chemical, petro-chemical and food industries. Oxygen is used primarily in hospitals and for welding in the metal industry. Maxima's customers are mainly larger industrial users of gases.

     Maxima extracts nitrogen and oxygen from the air at its two plants in the Negev desert in southern Israel. One of the plants was constructed in 1996 and substantially expanded Maxima's capacity to produce gases and reduced Maxima's production costs.

     Maxima also sells argon and acetylene and has facilities for mixing industrial gases and for filling containers with helium and hydrogen. Maxima imports specialized gases for laboratories and for use in the electronics industry.

     Praxair Inc., one of the largest American producers of industrial and specialized gases, owns a majority interest in Maxima and is party to a shareholders agreement with PEC and Discount Investment. The shareholders agreement, among other things, (i) provides that as long as PEC and Discount Investment own at least 20% of the ordinary shares of Maxima (or if Maxima sells additional ordinary shares, as long as PEC and Discount Investment own at least 15%), they shall be entitled to designate not less than 25% of the members of Maxima's board of directors, (ii) provides that Maxima's board of directors cannot approve of certain actions, primarily those not in the ordinary course of business, without the support of the directors designated by PEC and Discount Investment, and (iii) grants each party certain purchase options and put options upon another party's transfer of ordinary shares of Maxima.

     Maxima's stock is traded on the TASE.

     Lego Irrigation Ltd. ("Lego"). Lego develops, manufactures and distributes irrigation equipment. Lego offers professional and amateur gardeners a full range of irrigation products, which are distributed throughout the world. Lego's products include labyrinth drippers for agriculture, rotary, ball drive and pop-up sprinklers, adjustable nozzles and new pulsating technology products. Lego also owns a 50% equity interest in a company that develops and produces a new rotary disc filter which has wide use in agriculture, garden watering and drinking water. Lego and two other companies are parties to a joint venture with an Indian fertilizer company that distributes in India irrigation systems manufactured by Lego and others. Lego's stock is traded on the TASE.

Real Estate

     Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel. It is engaged, directly and through its subsidiaries and affiliates, in the development, construction and sale of residential and commercial buildings, the construction and rental of industrial parks and office and commercial buildings, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. These companies accounted for approximately 34% of Israel's total citrus exports in 1996.

     In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality apartment building projects and sell the apartments principally to upper income purchasers; such projects generally include recreational and commercial facilities. Property & Building owns land in Tel Aviv, Jerusalem, Ramat Gan, Haifa and Herzliya on which it can build approximately 3,300 apartments, of which 2,418 apartments are currently in various stages of development and construction. Subsidiaries of Property & Building are currently constructing buildings that will have approximately 900 residential apartments, of which 454 apartments have been sold.

     Property & Building owns and rents to tenants approximately 420,000 square meters of commercial floor space located mainly in prime areas. The occupancy rate for Property & Building's rental properties is approximately 97%. Subsidiaries of Property & Building constructed industrial and office buildings in 1996 having 45,000 square meters of rental space and are currently constructing commercial, office and industrial buildings having 52,000 square meters of rental space in Tel Aviv, Ramat Gan, Jerusalem and Herzliya. The building in Herzliya is the first of five buildings for commercial and industrial use. The building will have 11,000 square meters of rental space and 15,000 square meters for car parking and basement areas.

     A subsidiary of Property & Building owns interests in modern sports complexes in Israel and another subsidiary engages in the installation of central heating and air conditioning systems.

     The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE. In June 1996, Property & Building raised approximately $23 million of equity pursuant to a rights offering on the Tel Aviv Stock Exchange.

Retail, Shipping and Other

     Super-Sol Ltd. ("Super-Sol"). Super-Sol operates one of Israel's largest chains of supermarkets. Its 120 stores sell food and consumer items such as household goods and textiles. Its chain includes 44 neighborhood Super-Sol stores, which cater primarily to high and middle income families with emphasis on a wide variety of high quality food products and services; 31 large regional Hypercol stores, located primarily in industrial areas and serving predominately high and middle income families with both food and other products; 10 Gal-Yarok stores, located primarily in lower income areas; 27 Hypernetto stores which sell a smaller variety of goods than other stores at substantially lower prices and appeal to price-conscious customers; and five Birkat Rachel stores which cater to religious shoppers.

     In 1995, Super-Sol opened in Haifa Bay Israel's first megastore, named "Universe Club", which is based on the warehouse shopping concept in the United States. In 1996, Super-Sol opened its third "Universe Club".

     In February 1997, Super-Sol acquired 25 retail food stores from the Shekem department store chain. These stores have been integrated into the foregoing six categories of food stores and are now part of Super-Sol's 120 store chain.

     Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by telephone.

     The food industry in Israel is very competitive, with department stores offering food products, and small discount food chains emerging to meet the needs of large numbers of immigrants who are not familiar with supermarket shopping and who have limited financial resources. Increased capital available to competing supermarket chains has also increased competition. Super-Sol believes that it has a significant market share of sales of major chains in Israel.

     Through a subsidiary, Super-Sol has an 81% interest in Super Kozert, a chain of 27 supermarkets in metropolitan Budapest, Hungary.

     Super-Sol also holds a 40% interest in "Kne Uvne Ace", a chain of nine "do-it-yourself" stores in Israel selling building and home improvement products. Tambour Ltd. also owns a 20% interest in "Kne Uvne Ace".

     In addition, Super-Sol, through its wholly-owned subsidiary, Super Office Ltd., formed in 1994, operates a chain of three stores which sell office equipment and supplies.

     Super-Sol also holds equity interests in three shopping malls and two commercial centres and in two commercial centres currently under construction.
     Super-Sol's stock is traded on the TASE.

     El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through subsidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grain, coal and iron ore. Its fleet, which aggregates approximately 830,000 deadweight tons, is operated under charters for varying durations. El-Yam has been engaged in the worldwide shipping business for over 43 years.

      El-Yam owns nonvoting preferred stock of FHEY representing substantially all of the equity in FHEY. FHEY in turn owns approximately 37.1% of IDB Holding. IDB Holding owns through IDB Development approximately 71.3% of PEC's common stock. PEC owns 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14.3% of such voting shares.

     "Delek"-The Israel Fuel Corporation Ltd. ("Delek"). Delek is one of Israel's leading distributors of petroleum products, operating 171 gas stations throughout the country. Through a wholly owned subsidiary, Delek has a portfolio of equity holdings in the petrochemical, chemical, shipping and storage industries and, at the end of 1996, had a 14.8% equity interest in the Super-Sol supermarket chain. Through different subsidiaries, Delek produces motor and industrial lubricants. Delek also owns Delek Automotive Systems, the holder of the Mazda motor vehicle franchise for Israel, and has an interest in Shagrir, an emergency roadside and towing service for vehicles.

     Delek has instituted a program of modernizing its gasoline stations through the introduction of computer controlled systems and has installed the "Dalkan 2000" system for the automatic debit of customer accounts and report of vehicle fuel consumption. Delek's stock is traded on the TASE.

     Renaissance Fund LDC ("Renaissance"). Renaissance is a fund established in 1994 which raised approximately $135 million of capital. Its objective is to generate capital appreciation through acquisitions of significant equity interests primarily in a portfolio of Israeli and Israel-related privately held and publicly traded companies.

     In October 1994, Renaissance was part of a group that purchased a 33% equity interest in Paz Oil Company Ltd. ("Paz"), Israel's largest oil marketing and distribution company. As a result of the purchase, Renaissance acquired a 14.3% equity interest in Paz for approximately $46.9 million. On January 3, 1997, Renaissance sold a 1.4% equity interest in Paz as a result of which Renaissance realized a gain of $1.2 million. Paz is engaged in seven main businesses: gasoline service stations, industrial lubricants and solvents, asphalt, liquid propane gas, wholesale fuels, aviation fuel and real estate.

     In March 1995, Renaissance was part of a group which purchased from the Government of Israel 100% of the shares of Shikun ve'Pituach le-Israel Ltd., one of Israel's largest housing and development companies ("SHOP"). Renaissance acquired a 20.1% equity interest in SHOP for approximately $23.7 million.

     Renaissance holds a 19.6% equity interest in Clalcom Ltd. ("Clalcom"), a subsidiary of Clal Industries Ltd., which it purchased for approximately $7.2 million. Clalcom provides outgoing international facsimile services from Israel, interactive voice response services and operates the "Sprintnet" data network in Israel. Clalcom has a 44% interest in the joint venture Barak I.T.C. (1995) - The International Telecommunications Services Corporation, which was one of the winners of a tender for two additional licenses for international telecommunications from Israel. Barak is expected to begin operations by the end of June 1997. Renaissance holds an indirect 8.6% equity interest in Barak.

     During 1996, Renaissance purchased for approximately $15 million a seven-year 4.5% convertible note of ECI Telecom Ltd., a provider of digital telecommunications and data transmission services; acquired for approximately $15 million equity securities of Indigo, N.V., a corporation that produces, sells and services proprietary "Digital Offset Color" printing systems; and purchased for approximately $10 million equity securities of Geotek Communications Inc., a company that develops telecommunications products and wireless communications systems based on frequency hopping multiple access digital technology. The ordinary shares or common stock of ECI, Indigo and Geotek are publicly traded on the NASDAQ/NMS under the trading symbols "ECILF," "INDGF" and "GOTK," respectively.

     General Engineers Limited ("General Engineers"). General Engineers sells, installs and services equipment for the following markets in Israel: Energy - power generation, power delivery and power control equipment; Medical - diagnostic x-ray, ultra-sound and surgical equipment; Scientific - diffraction and spectroscopy systems and electron microscopes; General Industry a wide variety of electrical and mechanical systems, and industrial diamonds; Factory Automation - programmable controls and data acquisition systems; and Lighting - lamps and luminaires. This variety of equipment is manufactured by various United States, European and Japanese manufacturers. General Engineers is the only distributor and service agent for certain General Electric (USA) equipment in Israel, and represents in Israel, among others, Steris Inc., Lapp Insulator Inc., Saftronics Ltd., Hitachi Instruments, GE-Fanuc, 3-L Filters and Rigaku Co.

     Isrotel Ltd. ("Isrotel"). Isrotel develops, owns, manages and operates hotels in Eilat, Mitzpe Ramon and Zichron Ya'acov in the Carmel mountain range, Israel. The eight hotels in the Isrotel chain have 2,106 hotel rooms, of which Isrotel owns in whole or in part 1,588 rooms. Isrotel's hotels are The King Solomon Hotel, Royal Beach Hotel, Sport Hotel, Lagoona Hotel,

Riviera Hotel, all of which are located on the North Beach in Eilat, the Red Sea Sports Club Hotel, located on Coral Beach in Eilat, the Ramon Inn in Mitzpe Ramon, Israel and the latest addition to the Isrotel chain, the Carmel Forest Spa Resort located near Zichron Ya'acov, which Isrotel acquired in 1996.

     The eight hotels in the Isrotel chain serve a range of clientele from customers interested in luxury vacations to those interested in family or sports oriented vacations.

     Isrotel is currently constructing a new hotel named "Royal Garden Suites" on the North Beach of Eilat with a total of 330 rooms.

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

     Sano Dispec's first acquisition was the purchase of a 55% equity interest in Shen-Yang Sano Daily Use Articles Ltd., which established a factory in 1994 in the Chinese city of Shen Yang for the manufacture of cleaning products and cosmetics. The factory began to manufacture and sell liquid cleaning products in 1996.

     In 1995, Sano Dispec and Drori Shlomi Advertising Ltd., an Israeli advertising agency, formed a limited partnership named D.S.D.S. International Advertising (China) Limited Partnership ("DS-China") to acquire an interest in an advertising agency in China. In turn, DS-China, in which Sano Dispec has an 80% equity interest, formed with Chinese partners an advertising company in China named Shen Yang Sano International Advertising Co. Ltd. in which DS-China has a 50% equity interest. This advertising company has introduced to Shen Yang the concept of bus station advertising and advertisements have been installed in 75 bus stations.

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

     In May 1994, Israel and the PLO signed an agreement in which the principles of the September 1993 Declaration were implemented. In accordance with this agreement, Israel transferred the civil administration of the Gaza Strip and Jericho to the Palestinian Self-Rule Authority and the Israeli army withdrew from these areas. On September 28, 1995, Israel and the PLO signed an additional agreement regarding the transfer in stages of civil administration in major Palestinian cities and in certain other populated areas in the West Bank to the Palestinian Authority, and the Israeli army withdrew from certain of such areas as well.

     On January 15, 1997, Israel and the Palestinian Authority signed a Protocol Concerning the Redeployment in Hebron, with respect to the completion of the first stage of Israeli redeployment in the West Bank. In addition, a Note for the Record was agreed upon, reaffirming Israeli and Palestinian commitments to the peace process and detailing certain measures for the continued implementation of the September 1995 agreement.

     In October 1994, Israel and Jordan signed a peace treaty, which provides, among other things, for the commencement of full diplomatic relations between the two countries, including the exchange of ambassadors and consuls. In addition, such treaty expresses the mutual desire of the parties for economic cooperation and calls for both parties to lift economic barriers and discrimination against the other and to act jointly towards the removal of any economic boycotts by third parties. On December 4, 1996, Israel and Jordan signed a trade agreement designed to liberalize trade between the two countries.

     Although Israel has held direct negotiations at different times since October 1991 with Syria and Lebanon, Israel's neighboring countries on its northern border, to end the state of hostility between them and establish peace, to date such negotiations have not resulted in any agreement. Furthermore, notwithstanding the agreements and joint declarations described above, the relationships between Israel and Egypt and the PLO are not yet fully normalized.

     All male adult permanent residents of Israel under the age of 51 are, unless exempt, obligated to perform up to approximately 39 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Many of the Affiliates' officers and employees are currently obligated to perform annual reserve duty. While the Affiliates have operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Affiliates' work forces or businesses in the future, particularly if emergency circumstances occur.

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

Demographics

     Since 1989, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union. Approximately 780,000 new immigrants arrived through the end of 1996, of which approximately 70,600 arrived in 1996, and it is expected that additional immigrants will arrive in Israel during the next few years. The future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union.

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

In addition, in 1992, the United States agreed to provide Israel with supplemental assistance in the form of up to $10 billion of loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. Under the loan guarantee program, Israel may issue up to $2 billion in principal amount of guaranteed loans each year, subject to reduction in certain circumstances. Israel has used the funds it has borrowed in 1993-1996 to bolster its foreign exchange reserves and to fund increased investments, mainly in infrastructure. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. If the grants for economic and military assistance or the United States loan guarantees are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.

Economy

Overview

     Israel's economy continued to grow in 1996, although at a slower rate than in previous years. Gross domestic product (GDP) rose by 4.4% last year to NIS 305 billion ($94 billion) compared with a 7.1% increase in 1995 and an average annual rate of 6% from 1990 through 1995. Business sector GDP increased by 5% in 1996 to NIS 203 billion ($62.5 billion), compared with an average annual rate of 7.2% from 1990 through 1995.

     The lower economic growth rate last year resulted primarily from a reduced export growth rate and from a slower growth rate in investment in construction. The economic slowdown was exacerbated by the decrease in the number of tourists visiting Israel following the terrorist attacks that occurred in the beginning of 1996. In addition, the closure of the territories in response to those events caused labor shortages in the agriculture and construction sectors.

     Notwithstanding these factors, the overall condition of the Israeli economy was favorable in 1996. The factors responsible for the economy's high growth rates during recent years - the after-effects of the 1985 stabilization program, mass immigration from the former Soviet Union, the peace process and the technological revolution - are still present.

     Israel's consumer price index (CPI) rose by 10.6% in 1996, slightly exceeding the higher level of the government-targeted annual inflation range of 8% to 10%. The annual inflation rate reflected two distinct trends, a higher annualized inflation rate of 14.5% during the first half of 1996 and a lower annualized inflation rate of 6.8% during the second half of 1996. In response to the higher inflation rate, the Bank of Israel gradually raised the cost of funds to commercial banks from an average of 14.6% at the beginning of 1996 to 18.4% in July 1996. As the inflation rate slowed, the central bank gradually cut its average interest rate to 15.6% at the end of 1996.

     In 1996, the New Israel Shekel was devalued by 3.7% against the dollar, from NIS 3.135 to NIS 3.251, and by 1.6% against the currency basket, from NIS
3.578 to NIS 3.635.

     Private consumption expanded by 6% in 1996, a lower rate than the 7.3% increase in 1995. The growth in private consumption resulted from three main factors: withdrawals from provident funds (caused by the public's disappointment with poor yields); the decline in private saving; and the rise in disposable private income. In addition, private consumption was bolstered by the real appreciation of the shekel in 1996 which made imported consumer goods less expensive, and the expansion of large retail chains, which spurred sales of consumer goods. Public consumption, the main component of public sector demand, increased by 3% in 1996 compared with 2% in 1995. The resulting growth in overall domestic demand contributed to the rise in GDP during 1996.

     Investment in machinery and equipment, the major capital investment item, grew by 9.6% in 1996 compared with 3.5% in 1995. However, building investment overall rose by only 5.6% in 1996 compared with 16.7% in 1995, while investment in housing construction increased by 10.6% in 1996 compared with 20% in 1995.

     Foreign trade continued to expand, but at a slower pace than prior years. Exports rose by 6.3%, compared with 9.3% in 1995. Imports increased by 6.2% in 1996, the lowest rate of increase since 1990. The civilian import surplus (imports of goods and services less exports of goods and services) increased from $9.8 billion in 1995 to $10.7 billion in 1996.

     The continued growth of the Israeli economy in 1996 was also reflected by Israel's employment data. The number of employed persons rose by 60,000 to 2.0 million, an increase of 3.3% compared with 1995. At the same time, the unemployment rate showed a small decrease from an average of 6.7% in 1995 to an average of 6.4% in 1996. Israel's unemployment rate in 1996 was among the lowest of any industrialized country other than the United States and compares favorably with the 11.4% average unemployment rate in the European Union and the 7.7% average rate in the member states of the Organization of Economic Cooperation and Development. The decrease in the unemployment rate is all the more significant in view of the arrival of 70,600 immigrants to Israel in 1996.

     Israel's labor force increased at a faster rate than the growth in Israel's population due to the employment of new immigrants and foreign workers. For the fourth consecutive year, the proportion of Israelis and foreign workers within the total labor force increased while the proportion of workers from the territories declined. While the employment of foreign workers helped solve a short-term labor shortage in certain sectors, it may lead to social problems in the long term. At the end of 1996, there were approximately 106,000 foreign workers legally employed in Israel, although estimates of the total number of legally and illegally employed foreign workers are much higher.

Inflation

     Although Israel's CPI rose by 10.6% in 1996 compared to 8.1% in 1995 (which was the lowest annual inflation rate since 1969), the inflation rate in 1996 was less than the 14.5% rate in 1994 and the 11.2% rate in 1993. The inflation rate slowed during the second half of 1996 as a result of smaller increases in housing prices and in response to the Bank of Israel's tight monetary policy. This policy also favored a slower pace of devaluation of the shekel against the dollar, which helped limit increases in dollar denominated housing prices, but hurt export-oriented businesses.

The Budget

     The government's domestic budget deficit in 1996 amounted to $4.6 billion, or nearly 5% of GDP, compared with an originally projected deficit of 2.5% of GDP. The larger budget deficit in 1996 resulted primarily from lower than forecasted government revenues. The revenue shortfall, in turn, resulted from lower than forecast economic growth, decreased activity in highly taxed sectors such as real estate, and large transfer payments to the Palestinian Authority.

     The budget deficit was financed by government borrowings of $2.4 billion in the Israeli bond market and $2.1 billion in foreign bond markets. Revenues from the sale of government-owned businesses totaled only $92 million. The government's plan to raise more privatization revenue in order to finance the budget deficit was unsuccessful, due in large part to the weakened state of the capital markets.

Foreign Trade

     Exports of goods and services grew by 5.5% in 1996 to $30.4 billion. Exports of goods excluding ships, planes and diamonds totaled $14.1 billion in 1996, an increase of 6.5% compared with an increase of 9.3% in 1995. Exports by older, established industries, such as textiles, cardboard containers and other wood and paper products, fell due to lower-cost products of foreign competitors. However, large increases in exports were achieved by high technology industries as a result of their technological edge on world markets.

     Revenues from tourism, Israel's main service export, increased by only 1.8% in 1996 compared with a 13.4% increase in 1995. This small increase resulted primarily from a decrease in tourists visiting Israel during 1996 as the number declined 5.5% from the 1995 level to 2.1 million tourists.

     Export industries generally reported a decrease in profits, which many exporters attributed to the real appreciation of the New Israel Shekel against foreign currencies. The appreciation of the shekel created controversy, with exporters demanding a devaluation of the shekel in order to increase the profitability and competitiveness of their businesses on world markets and the Bank of Israel responding that the shekel exchange rate should generally remain unchanged in order to control inflation. While both sides held strongly to their views, the stronger shekel did in fact reduce the cost of imported raw materials, which in turn accounted for a relatively high proportion of the input cost for many exported goods. Moreover, high technology industries, whose exports are usually dollar-denominated, benefited from the strengthening of the dollar against European currencies.

     Imports of goods and services grew by 6.2% to $41.1 billion. Imports of goods and services excluding ships, planes and diamonds totaled $24.5 billion in 1996, an increase of 5.2% from 1995, the lowest rate of increase since 1990. The reduced import growth rate resulted from lower growth rates of capital investment and private consumption in 1996, arising from the slowdown in economic growth. The decrease was particularly apparent in imports of raw materials and consumer durables.

     The civilian import surplus rose from $9.8 billion in 1995 to $10.7 billion in 1996. The balance-of-payments current account deficit reached $4.6 billion in 1996 compared with $3.9 billion in 1995. However, the continued inflow of long and short-term foreign capital was more than enough to cover the 1996 deficit. Short-term inflows of foreign capital resulted from attractive interest rates offered on shekel investments in money market funds. Long-term foreign capital inflows derived from long-term government loans and the sale of long-term government bonds. These inflows grew in 1996 as a result of the improvement in Israel's credit rating and economic standing among foreign investors.

The Capital and Money Markets
Monetary Policy

     The Bank of Israel adopted a policy of monetary restraint during 1996 in order to adhere to the targeted annual inflation range of 8% to 10%. As a result of this policy, the inflation rate in 1996 was 10.6%, which was low in view of the government's expansionist fiscal policy and resulting high budget deficit. The Israeli government has adopted a targeted inflation range in 1997 of 8% to 10%, which it plans to achieve through a $2.2 billion cut in government spending, that if implemented would allow the central bank to loosen its policy of monetary restraint.

     The Bank of Israel implemented its monetary policy by controlling the rate of interest it charges on loans to commercial banks, and by maintaining its diagonal band exchange rate regime for a basket of currencies in relation to the shekel. Over the past three years, control of interest rates has been the central bank's principal monetary policy instrument.

     At the beginning of 1996, the real interest rate (the nominal interest rate deflated by the CPI) was quite low for borrowers. However, as the rate of inflation climbed during the first half of 1996, the Bank of Israel raised the cost of funds to commercial banks. As the inflation rate slowed during the second half of 1996, the central bank in turn gradually cut its interest rate. The interest rate policy adopted by the Bank of Israel enabled it to control the money supply in the economy, which had a direct effect on the level of inflation. This policy also reduced the level of demand in the economy, particularly for new investments.

The Capital Market

     The capital markets last year responded to the marked change in the public's investment preferences. Investors shifted from long-term CPI-linked investments to short and medium-term holdings, particularly unlinked shekel investments.

     The stock market was weak in 1996, and share prices fell in real terms, while the market for public offerings was practically dormant. As a result, the public spent more of its disposable income and withdrew funds from the capital market, principally from the provident fund sector, and deposited the funds in short-term saving plans and bank deposits. Beginning in July 1996, the withdrawal of funds from provident funds intensified to such an extent that the Bank of Israel decided to purchase bonds in order to help the provident funds finance their members' large-scale withdrawals.

     The bond market had a highly successful year at the expense of the stock market. Prices rose moderately in real terms, while trading in government bonds increased by 50%. Trading in zero-coupon bonds (referred to in Israel as "treasury bills") rose by 36%. During 1996, unlinked bonds accounted for 52% of total bond issuances, compared with 41% in 1995. CPI-linked bonds accounted for 36% of total bond issuances in 1996 compared with 49% in 1995. At the end of 1996, following two years during which the total market values of the bond market and stock market were approximately equal, the bond market's value of $40 billion was 16% higher than the stock market's value of $34.5 billion.

     The public's lack of interest in the stock market, as evidenced by the low trading volume on the Tel Aviv Stock Exchange, a daily average volume of $24 million compared with $28 million in 1995, depressed the amount of public stock offerings. Israeli companies raised a total of $770 million of equity in public offerings in 1996, of which half was raised in Israel and half in the United States. While Israeli companies raised $800 million of equity in 1995, only 25% of this amount was raised outside Israel, of which the public offering by Koor Industries Ltd. in the United States and Europe was the largest. Although the stock market was weak, Israeli companies were generally successful in selling equity abroad, primarily in the United States. Moreover, foreign investors continued to be interested in Israeli companies through acquisitions and direct investments.

     The public's portfolio of financial assets grew by 5% in 1996 to $183 billion. The proportion of unlinked shekel assets rose to 22% in 1996 compared with only 10% five years ago. However, the proportion of equity securities fell to 14% at the end of 1996 from 30% at year end 1993. The proportion of assets held with banks rose to 49% at the end of 1996 compared with 45% at year end 1995, mainly due to the transfer of money from the provident funds to shekel deposits and saving plans.

Item 2.   PROPERTIES

          None.

Item 3.   LEGAL PROCEEDINGS

          On May 3, 1996, Harold Sachs ("Sachs") instituted a shareholder derivative action in the Supreme Court of New York State, County of New York, on behalf of PEC, against the directors of PEC, PEC's Israeli parent companies and certain shareholders thereof. PEC is named as a nominal defendant. In his complaint, Sachs alleges that PEC's refusal to negotiate with David Gilo ("Gilo") concerning Gilo's conditional proposals to take Scitex private by purchasing the outstanding ordinary shares of Scitex (including PEC's ordinary shares of Scitex), first at $20 per share and then at $25 per share, and PEC's purchase of 181,667 additional ordinary shares of Scitex after Gilo's announcement of his initial proposal at prices between $18.375 per share and $19.25 per share, constituted a breach by the defendants of their fiduciary duties to PEC and its shareholders and a waste of PEC's assets. Sachs also alleges that the defendants have exposed PEC to liability for damages to Scitex by reason of the actions taken by PEC and other major shareholders of Scitex in respect of Gilo's proposals. The complaint requests that the Court (i) enjoin PEC from taking any action to prevent a takeover of Scitex, (ii) require the defendants to pay PEC the amounts by which PEC and its shareholders have been allegedly damaged by reason of the conduct complained of, and (iii) require the defendants to pay interest and Sachs' costs and disbursements related to the action, including attorneys' fees, accountants' and experts' fees, costs and expenses.

          In March 1997, the parties entered into an agreement in principle for the settlement of the claims asserted. The agreement provides that (i) all of Sachs' claims will be dismissed with prejudice, (ii) for a period of five years after the settlement becomes effective, if any offer is made to shareholders of Scitex to purchase a majority of the outstanding ordinary shares of Scitex or to the Board of Directors of, or any executive officer or director of, Scitex to purchase substantially all of the assets of Scitex or for Scitex to otherwise be acquired in a business combination, and any officer or director of PEC learns of such an offer, the Board of Directors of PEC will form a committee of directors that will evaluate and recommend to the Board whether PEC will sell any ordinary shares of Scitex owned by PEC in accordance with the offer or otherwise increase or decrease its equity interest in Scitex, or how PEC will vote its equity securities of Scitex on any vote of shareholders relating to such offer and (iii) PEC will pay Sachs' counsel his fees, expenses and costs up to a maximum amount of $150,000. An offer for these purposes must include the identity of persons making the offer, the consideration proposed to be paid for the shares or assets of Scitex and evidence that the offeror has or can obtain the resources needed to consummate such an offer (a "Bona Fide Offer"). The committee must have at least two members who are neither officers or employees of PEC nor directors, officers or employees of Scitex or PEC's Israeli parent companies.

          Implementation of the settlement is subject to completion by Sachs' counsel of confirmatory discovery to confirm the reasonableness of the settlement and court approval of the settlement. It is expected that PEC's director and officer liability insurance policy will cover substantially all of PEC's costs and expenses relating to the action, including its settlement, that exceed the policy deductible of $75,000.

          On May 8, 1996, Freyda Tavin ("Tavin") instituted a class action in the Supreme Court of New York State, County of New York, on behalf of the shareholders of Scitex (other than the defendant shareholders) (the "Tavin New York action") against Scitex, the directors of Scitex, certain officers of Scitex, the four largest shareholders of Scitex, including PEC, PEC's Israeli parent companies and certain shareholders thereof. In her complaint, Tavin alleges that PEC and the three other largest shareholders of Scitex caused Scitex to (i) refuse to negotiate with Gilo concerning Gilo's conditional proposals to take Scitex private and (ii) fail to explore any other bona fide offers by potential acquirors for the purchase of Scitex. Tavin claims that such alleged action, and the purchase of 1,090,000 ordinary shares of Scitex by PEC and the three other largest shareholders of Scitex after Gilo's announcement of his initial proposal, constituted a breach by PEC and the other defendants of their fiduciary duty to Scitex and its shareholders. The complaint requests that the Court (i) declare the action to be a proper class action, (ii) enjoin the defendants from taking any action to prevent a takeover of Scitex, (iii) order Scitex to take certain measures with respect to possible future transactions, and (iv) require the defendants to pay Tavin and the other members of the class damages and other monetary relief, including attorney's and experts' fees, costs and expenses.

          On May 15, 1996, Tavin filed in Superior Court of the Commonwealth of Massachusetts, County of Middlesex, a substantially identical complaint against the same defendants as in the Tavin New York action, requesting the same relief from the Court.

          In March 1997, the parties entered into an agreement in principle for the settlement of the claims asserted in both Tavin actions. The agreement provides that (i) all of Tavin's claims will be dismissed with prejudice, (ii) for five years after the settlement becomes effective, the Scitex Board of Directors will include at least two independent directors and if any Bona Fide Offer is made to shareholders of Scitex to purchase a majority of the outstanding ordinary shares of Scitex or to the Board of Directors of, or any executive officer or director of, Scitex to purchase substantially all of the assets of Scitex or for Scitex to otherwise be acquired in a business combination, the directors of Scitex will form a committee of directors that will evaluate all such offers to determine the fairness of each offer and appropriate response to each offer and (iii) Scitex will pay Tavin's counsel his fees, expenses and costs up to a maximum amount of $350,000.

          Implementation of the settlement is subject to completion by Tavin's counsel of confirmatory discovery to confirm the reasonableness of the settlement and court approval of the settlement. It is expected that the settlement will not result in any cost or expense to PEC.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Executive Officers of the Registrant
------------------------------------
                                                            Date First
                                                            Elected to
Name                          Age       Position              Office
----                          ---       --------              ------

Frank J. Klein(a)              54       President            Jan. 1995

James I. Edelson(b)            40       Executive            Feb. 1992
                                        Vice President,
                                        Secretary and
                                        General Counsel

William Gold(c)                59       Treasurer            Feb. 1992

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

     (b)  Mr. Edelson is also U.S. Resident Secretary of IDB Holding.

     (c) Mr. Gold was Secretary and Assistant Treasurer of the Company from August 1970 to February 1992.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The range of high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for each of the fiscal quarters during the last two fiscal years are set forth below.

                  1995             High                Low
                  ----             ----                ---
          First Quarter          $28-1/4             $20-1/4
          Second Quarter          27-5/8              23-3/8
          Third Quarter           27-1/2              24-1/8
          Fourth Quarter            25                  21

                  1996             High                Low
                  ----             ----                ---
          First Quarter          $24-3/4             $19-1/2
          Second Quarter          22-7/8              17-1/2
          Third Quarter             19                15-1/2
          Fourth Quarter          18-1/8                14


     On March 24, 1997, the closing price of the Company's Common Stock on the New York Stock Exchange was $19.00 per share.

     (b) As of March 24, 1997, there were 2,410 shareholders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended December 31, 1996, 1995 and 1994, and at December 31, 1996 and 1995, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP, each independent public accountants, as indicated in their report included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1993 and 1992, and at December 31, 1994, 1993 and 1992, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been prepared in accordance with accounting principles generally accepted in the United States and have been audited by Arthur Andersen LLP and Haft & Gluckman LLP.

                                 1996        1995        1994        1993       1992
                                 ----        ----        ----        ----       ----
                                (In thousands of dollars except for per share amounts which are in dollars adjusted for a two-for-one stock split in the form of a stock dividend effected on February 25, 1992 and except for the number of shares which are in thousands of
                                shares adjusted for such stock split.)

Income from:
   Equity in net income of
   Affiliated Companies       $ 23,438   $  23,720   $  25,338   $  33,542   $  30,301

Total Revenues                  44,535      42,065      40,798      60,648      60,354

Net Income*                     28,213      25,242      32,566      41,970      33,106

Net Income per Common Share*      1.51        1.35        1.73        2.24        1.89

Weighted Average Number of
Outstanding Common Shares       18,714      18,759      18,759      18,759      17,509

Total Assets                   407,703     392,967     383,691     347,873     314,592

Total Liabilities               33,827      35,680      42,223      40,636      37,925

Shareholders' Equity           373,876     357,287     341,468     307,237     276,667

Common Shareholders' Equity
per Common Share                 20.20       19.05       18.20       16.38       14.75

Number of Outstanding Common
Shares at the End of Each Year  18,508      18,759      18,759      18,759      18,759

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1996
      Compared to Year Ended December 31, 1995

          Consolidated net income rose to $28.2 million for 1996, up from $25.2 million for 1995. The rise in net income primarily reflected increases of $1.3 million in net gain on sales of investments in Affiliated Companies and $1.8 million in other income as well as a decrease of $1.5 million in the provision for income taxes. Partially offsetting the rise attributable to these items were decreases of $1.4 million in net gain on issuance of shares by Affiliated Companies and $1.1 million in interest and dividend income.

          Equity in net income of Affiliated Companies of $23.4 million, compared with $23.7 million for 1995, was adversely affected by the net loss of $178.3 million incurred by Scitex, of which $110 million was attributable to restructuring and other charges, compared with a net loss of $34.5 million in 1995, all of which was attributable to special charges. PEC's share of the Scitex loss was $11.7 in 1996, compared with $2.3 million in 1995. The reduction in PEC's equity in net income of Affiliated Companies also reflected write-offs of goodwill in respect of Liraz and Lego. Partially offsetting these losses was increased net income in respect of certain other Affiliated Companies, particularly Property & Building, DIC and PEC Cable TV Ltd. (the corporation through which PEC holds its interest in Tevel), Tambour and Tefron, and reduced losses in respect of Cellcom (of which PEC's share was $3.5 million in 1996 compared to $6.9 million in 1995).

          PEC realized a net gain on sales of investments of Affiliated Companies of $2.5 million for 1996 compared with $1.2 million for 1995. During 1996, PEC realized net gains of $1.7 million, $1.8 million and $210,000 on the sale of a 1.2% ownership interest in Super-Sol, a 1.6% ownership interest in Nice and a 1.4% ownership interest in VocalTec, respectively. Partially offsetting these net gains was a net loss of $1.2 million on PEC's sale of its entire ownership interest in Bulk Trading Corporation Ltd. at the end of 1996. All of PEC's $1.2 million net gain on sales of investments for 1995 resulted from PEC's sale of a small portion of its shares of Gilat Satellite.

          PEC realized a net gain on issuance of shares by Affiliated Companies of $849,000 for 1996 compared with $2.3 million for 1995. PEC realized net gains on issuance of shares of $745,000 on the sale by Nice in January 1996 of American Depository Shares representing ordinary shares of Nice in a public offering in the United States and $470,000 on the sale by Logal in March 1996 of ordinary shares in an initial public offering in the United States. These net gains on issuance of shares by Affiliated Companies were partially offset by a net loss of $405,000 on the issuance of shares by Gilat Satellite in connection with Gilat Satellite's acquisition of Skydata, Inc. in December 1996 through an exchange of all the outstanding equity of Skydata for ordinary shares of Gilat Satellite. All of the net gain on issuance of shares by Affiliated Companies in 1995 resulted from Gilat Satellite's sale in October 1995 of ordinary shares in a public offering in the United States.

     PEC's net gain on sales, and change in market value, of trading securities for 1996 was $5.2 million, up from $4.5 million for 1995. PEC's other income rose to $3.0 million for 1996 from $1.1 million for 1995. This increase reflected increased management fees and income from limited partnerships, principally Gemini.

     PEC's interest and dividend income decreased to $964,000 for 1996 compared with $2.1 million for 1995 primarily because PEC's liquid assets decreased. Liquid assets were reduced principally because of the net purchases of securities of new and existing Affiliated Companies and securities of other Israeli companies. See "Liquidity and Capital Resources".

     The provision for income taxes for 1996 decreased to $4.8 million, down from $6.3 million for 1995. This decrease was attributable to the provision of $3.0 million of additional income taxes in 1995 arising from PEC's sale of nonvoting preferred shares of Israel Discount Bank of New York ("IDBNY") in 1995, which sale did not result in a gain for financial statement purposes.

          As described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1996 (the "1996 Notes"), PEC provides deferred income taxes on undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control (the "Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. Although income before income taxes, loss from discontinued operations and cumulative effect of accounting change was almost the same for 1996 and 1995, $33.0 million in 1996 compared with $31.9 million in 1995, the provision for income taxes for 1996 was $4.8 million, compared to $3.3 million for 1995 after excluding the additional $3.0 million of income taxes attributable to PEC's sale of nonvoting preferred shares of IDBNY. This increase is primarily attributable to a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies in 1996 compared to 1995, in part because Super-Sol ceased to be a Majority-Owned Affiliated Company in 1996 and PEC, therefore, provided deferred income taxes on its share of undistributed earnings of Super-Sol in 1996.

Year Ended December 31, 1995
     Compared to Year Ended December 31, 1994

     Consolidated net income was $25.2 million for 1995 compared to $32.6 million for 1994. The reduction reflected a decrease of $4.8 million in net gain on issuance of shares by Affiliated Companies, an increase of $5.0 million in the provision for income taxes, a decrease of $1.6 million in equity in net income of Affiliated Companies and a decrease of $1.5 million in interest and dividend income. The reduction also reflected the effect of PEC's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, which increased consolidated net income in 1994 by a cumulative effect adjustment of $2.5 million, net of taxes. The reduction attributable to these items was partially offset by a net gain on sales, and change in market value, of trading securities of $4.5 million (compared to a net loss of $3.0 million for 1994) and by an increase of $1.0 million in net gain on sales of investments in Affiliated Companies.

     Equity in net income of Affiliated Companies was $23.7 million for 1995 compared to $25.3 million for 1994. The reduction reflected losses in respect of certain of PEC's Affiliated Companies, particularly Cellcom (of which PEC's share was approximately $6.9 million of continued start up losses compared to $1.5 million of start up losses in 1994), and Scitex (of which PEC's share was approximately $2.3 million of losses because of special charges compared to $3.7 million of income in 1994). These losses were partially offset by increased net income in respect of certain other Affiliated Companies, particularly DIC and PEC Cable TV Ltd., Property & Building, Super-Sol and Tel-Ad (which had a loss in 1994) as well as PEC's share of reduced losses in respect of RTS and DEP Technology Holdings Ltd.

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

     PEC's interest and dividend income decreased to $2.1 million for 1995 from $3.6 million for 1994, primarily because PEC did not recognize any dividend income on its nonvoting preferred shares of IDBNY in 1995, which shares were sold to IDBNY at the end of July 1995. In

1994, PEC recognized dividend income of approximately $1.4 million with respect to its nonvoting preferred shares of IDBNY. Although PEC received $27 million of proceeds from the sale of its shares of IDBNY at the end of July 1995, PEC generally had more liquid assets in 1994 than in 1995, which contributed to the greater interest and dividend income in 1994 than in 1995. The reduction in liquid assets reflected principally the purchase of equity securities of existing Affiliated Companies and long term shareholder loans made to Affiliated Companies, primarily Cellcom.

          The net gain on sales of investments in Affiliated Companies of $1.2 million for 1995 resulted from PEC's sale of a small portion of its shares of Gilat Satellite in Gilat Satellite's public offering in October 1995. PEC's net gain of approximately $179,000 on sales of investments in Affiliated Companies for 1994 resulted primarily from PEC's sale of a small portion of its shares of Maxima.

          General Engineers had income before income taxes of $190,000 for 1995 compared to $940,000 for 1994. Although the revenues of General Engineers were almost the same in 1995 as in 1994, $7.2 million in 1995 compared to $7.3 million in 1994, commission income earned by General Engineers decreased in 1995 and was the primary reason for the reduction in 1995 in income before income taxes of General Engineers.

          The provision for income taxes for 1995 increased to $6.3 million, up from $1.3 million for 1994. This increase was primarily attributable to the provision of $3.0 million of additional income taxes arising from PEC's sale of its IDBNY shares, which sale did not result in a gain for financial statement purposes. Although income before income taxes, loss from discontinued operations and cumulative effect of accounting changes was almost the same for 1995 and 1994, $31.9 million in 1995 compared to $31.5 million in 1994, the provision for income taxes for 1995, excluding the additional $3.0 million of income taxes attributable to PEC's sale of its nonvoting preferred shares of IDBNY, was $3.3 million compared to $1.3 million for 1994. This increase is primarily attributable to a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies in 1995 compared to 1994.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), which PEC has adopted for fiscal years beginning after December 31, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If

SFAS 121 had been in effect for 1995, it would have had no effect on the financial statements of PEC as no such event or changes in circumstances occurred.

Shareholders' Equity

          As a result of decreases in the market value of "available-for-sale securities" since January 1, 1996, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity, as of December 31, 1996, decreased to approximately $1.9 million from $3.2 million, net of taxes, as of December 31, 1995.

          As discussed in Note 2 to the 1996 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel declined approximately 3.7% against the U.S. dollar at the end of 1996 compared to the end of 1995. As of December 31, 1996, the Cumulative Translation Adjustment reduced shareholders' equity by $26.3 million compared to a reduction of $20.1 million at the end of 1995.

          During 1996, PEC purchased 250,200 shares of its common stock for $4.2 million, which increased treasury stock accordingly and reduced the number of outstanding shares of PEC's common stock to 18,508,388.

Liquidity and Capital Resources

          As of December 31, 1996, PEC's liquid assets (consisting of cash, money market funds, marketable securities of U.S. companies and marketable bonds) totaled approximately $27.0 million. As discussed in Note 6 to the 1996 Notes, as of the end of 1996 PEC had commitments extending over the next several years to make capital contributions or loans of up to approximately $8.2 million to existing Affiliated Companies. For the year ended December 31, 1996, PEC received cash dividends and interest totaling $13.5 million (including $12.5 million of dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

            During 1996, PEC generated a total $30.7 million of liquid funds, of which $20.6 million was realized from the sale of marketable securities of U.S. companies and repayment of state obligations at maturity, $8.7 million was realized from the sale of shares of Affiliated Companies (Super-Sol - $4.8 million, Nice - $2.8 million and VocalTec - $1.1 million) and $1.4 million was generated from the repayment of loans.

     During 1996, PEC purchased equity and debt securities of new and existing Affiliated Companies for approximately $28.4 million. The existing Affiliated Companies in which PEC purchased securities in 1996 consisted primarily of Property & Building - $9.7 million, Scitex - $4.7 million, Cellcom - $3.5 million (shareholder loans), Renaissance - $1.5 million, Liraz - $1.3 million, VocalTec - $1.3 million, Delek - $1.1 million, Gemini and Advent Israel - $1 million and $175,000, respectively (completing PEC's capital commitment to these limited partnerships), and Mul-T-Lock - $756,000. During 1996, PEC purchased marketable securities of U.S. companies for approximately $13.1 million.

     During 1996, PEC purchased 250,200 shares of its common stock for approximately $4.2 million.

     During January and February 1997, PEC received revenue of $9.6 million on the sale of 1.4% of Super-Sol and 1.5% of Nice. These sales reduced PEC's ownership interest in Super-Sol to 16.2% and in Nice to 3.5%.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            This item commences on the following page.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

HAFT & GLUCKMAN                                             ARTHUR ANDERSEN LLP
Certified Public Accountants LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PEC Israel Economic Corporation:

We have audited the accompanying consolidated balance sheets of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and equity in net income of $196.2 million and $19.1 million, respectively, of the consolidated totals as of and for the year ended December 31, 1996, of $183.3 million and $20.5 million, respectively, of the consolidated totals as of and for the year ended December 31, 1995, and equity in net income of $25.3 million of the consolidated total for the year ended December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for marketable securities effective January 1, 1994.




HAFT & GLUCKMAN LLP                                   ARTHUR ANDERSEN LLP


New York, New York
March 31, 1997

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS - except number of shares)

                                                          DECEMBER 31,
                                                          ------------
                                                         1996        1995
                                                      ---------   ---------
ASSETS
Cash and Cash Equivalents                             $  7,044   $  14,703

Investments (Note 3)                                   391,802     369,096

Assets of General Engineers
  Limited (Note 2)                                       4,763       5,229

Other assets                                             4,094       3,939
                                                      --------   ---------

    Total assets                                      $407,703   $ 392,967
                                                      ========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Liabilities of General Engineers
    Limited (Note 2)                                  $  1,384   $  1,922
  Deferred income taxes (Notes 2 and 4)                 26,428     29,192
  Other liabilities                                      6,015      4,566
                                                      --------   --------

    Total liabilities                                   33,827     35,680
                                                      --------   --------

Commitments and Contingencies (Note 6)

Shareholders' Equity (Notes 2 and 5):
  Common stock, $1.00 par value,
    40,000,000 shares authorized in
    1996 and in 1995, 31,952,180
    shares issued in 1996 and
    in 1995 and 18,508,388 and
    18,758,588 shares outstanding at
    1996 and 1995, respectively                         31,952     31,952
  Class B preferred stock, no par
    value, 544,514 shares authorized
    in 1996 and 1995, none issued
    in 1996 and 1995                                      --         --
  Additional paid-in capital                           103,282    103,228
  Unrealized gain on marketable
    securities, net                                      1,938      3,226
  Cumulative translation adjustment                    (26,317)   (20,143)
  Retained earnings                                    280,431    252,218
                                                      --------   --------

                                                       391,286    370,481
  Treasury Stock, 13,443,792 and
   13,193,592 shares at
   1996 and 1995, respectively                         (17,410)   (13,194)
                                                      --------   --------

     Total shareholders' equity                        373,876    357,287
                                                      --------   --------

     Total liabilities and
      shareholders' equity                            $407,703   $392,967
                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS - except per share amounts)

                                                 Years Ended December 31,
                                                 ------------------------
                                              1996         1995          1994
                                            --------     --------      --------
REVENUES:
  Interest and dividends                    $    964     $  2,057      $  3,574
  Equity in net income of
   Affiliated Companies
   (Notes 2 and 3)                            23,438       23,720        25,338
  Net gain on issuance of
   shares by Affiliated
   Companies                                     849        2,282         7,092
  Revenues of General
   Engineers Limited (Notes 2
     and 3(k))                                 8,635        7,197         7,266
  Net gain on sales of
   investments in Affiliated
   Companies (Note 2)                          2,512        1,181           179
  Net gain (loss) on sales,
   and change in market value,
   of trading securities (Note 2)              5,167        4,502        (3,049)
  Other                                        2,970        1,126           398
                                            --------     --------      --------
                                              44,535       42,065        40,798
                                            --------     --------      --------
EXPENSES:
  General and administrative                   3,037        3,154         2,952
  Cost of sales and expenses
   of General Engineers
   Limited (Note 2)                            8,496        7,007         6,325
                                            --------     --------      --------

                                              11,533       10,161         9,277
                                            --------     --------      --------
  Income before income
   taxes, loss from
   discontinued operations
   and cumulative effect of
   accounting change                          33,002       31,904        31,521

  Income taxes (Note 4)                        4,789        6,282         1,324
                                            --------     --------      --------
  Income before loss from
   discontinued operations
   and cumulative effect of
   accounting change                          28,213       25,622        30,197

  Loss from discontinued
   operations of General
   Engineers Limited, net
   of income taxes                              --           (380)         (104)

  Cumulative effect of
   change in accounting for
   trading securities, net
   of income taxes (Note 2)                     --           --           2,473
                                            --------     --------      --------
  Net income                                $ 28,213     $ 25,242      $ 32,566
                                            ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS - except per share amounts)

                                   (continued)

                                                    Years Ended December 31,
                                                    ------------------------
                                                    1996      1995     1994
                                                   ------    ------   ------

Earnings per common share
 before loss from discontinued
 operations and cumulative
 effect of accounting change                       $ 1.51   $ 1.37    $ 1.61

Loss from discontinued
 operations of General
 Engineers Limited, net
 of income taxes                                     --      (0.02)    (0.01)

Cumulative effect on
 earnings per common share
 of change in accounting for
 trading securities, net
 of income taxes                                     --        --       0.13
                                                   ------   ------    ------

Earnings per common share
 (Note 5)                                          $ 1.51   $ 1.35    $ 1.73
                                                   ------   ------    ------

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 5)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (In Thousands)

                                                  Additional  Unrealized  Cumulative
                                         Common     Paid-in   Gain On     Translation  Retained  Treasury
                                          Stock     Capital   Securities  Adjustment   Earnings   Stock         Total
                                         ------     -------   ----------  ----------   --------  --------      ------
Balance, January  1, 1994                $18,758   $ 99,257   $  --      $(11,578)     $200,800    $   --      $307,237

Adoption of SFAS 115 for
 available-for-sale equity
 securities, net of tax (Note 2)            --         --       3,790        --            --          --        3,790
Paid in capital of
 Affiliated Companies                       --          356      --          --            --          --          356
Change in market value of
 available-for-sale equity
 securities, net of tax                     --         --        (945)       --            --          --         (945)
Issuance of 13,193,592
 new common shares in
 exchange for 13,193,592
 common shares                            13,194       --        --          --            --       (13,194)       --
Cumulative translation
 adjustment                                 --         --        --        (1,536)         --          --        (1,536)

Net income                                  --         --        --          --          32,566        --        32,566
                                         -------   --------   -------    --------      --------    --------    --------

Balance, December 31, 1994                31,952     99,613     2,845     (13,114)      233,366     (13,194)    341,468

Paid in capital of
 Affiliated Companies                       --        3,615      --          --            --          --         3,615
Change in market value of
 available-for-sale equity
 securities, net of tax                     --         --         381        --            --          --           381
Cumulative translation
 adjustment                                 --         --        --        (7,029)         --          --        (7,029)
Retained earnings adjustments
 (Note 5)                                   --         --        --          --          (6,390)       --        (6,390)
Net income                                  --         --        --          --          25,242        --        25,242
                                         -------   --------   -------    --------      --------    --------    --------
Balance, December 31, 1995                31,952    103,228     3,226     (20,143)      252,218     (13,194)    357,287

Paid in capital of
 Affiliated Companies                       --           54      --          --            --          --            54
Change in market value of
 available-for-sale equity
 securities, net of tax                     --         --      (1,288)       --            --          --        (1,288)
Cumulative translation
 adjustment                                 --         --        --        (6,174)         --          --        (6,174)
Purchase of treasury
 stock (Note 5)                             --         --        --          --            --        (4,216)     (4,216)
Net income                                  --         --        --          --          28,213        --        28,213
                                         -------   --------   -------    --------      --------    --------    --------
Balance, December 31, 1996               $31,952   $103,282   $ 1,938    $(26,317)     $280,431    $(17,410)   $373,876
                                         =======   ========   =======    ========      ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              Years Ended December 31,
                                              ------------------------
                                             1996           1995         1994
                                            ------         ------       ------
Cash Flows From Operating
 Activities:
  Net income                               $ 28,213      $ 25,242      $ 32,566
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities -
     Cumulative effect of
      change in accounting for
      trading securities                       --            --          (2,473)
     Change in market value of
      trading securities                     (1,506)       (3,217)        2,628
     Purchase of trading
      securities                            (13,131)      (14,566)      (16,398)
     Purchase of U.S.
      Government obligations                   --         (25,310)         --
     Proceeds from sale of
      trading securities                     17,602        16,435        11,155
     Proceeds from sale of U.S.
      Government obligations                   --          25,807          --
     Equity in net income
      of Affiliated Companies               (23,438)      (23,720)      (25,338)
     Net gain on sales of
      investments in Affiliated
      Companies                              (2,512)       (1,181)         (179)
     Net (gain) loss on sales
      of trading securities                  (3,661)       (1,285)          421
     (Gain) loss on invest-
      ment in partnerships                     (794)          (31)          375
     Income of consolidated
       subsidiaries                          (1,124)         (665)         (997)
     Loss from discontinued
      operations, net of income
      taxes                                    --             380           104
     Amortization of premiums
      on receivables, net                      --              83           130
     Net gain on issuance
      of shares by Affiliated
      Companies                                (849)       (2,282)       (7,092)
     Dividends from
      Affiliated Companies                   12,459         9,291         4,832

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (continued)

                                                  Years Ended December 31,
                                                  ------------------------
                                                1996          1995         1994
                                               ------        ------       ------
 Decrease (increase) in
  other assets                               $  2,289     $  2,060     $   (120)
 Provision for deferred
  income taxes                                 (1,537)      (3,099)        (500)
 (Decrease) increase
  in other liabilities                            (57)        (407)          70
 Write-off of deferred
  charges                                        --            246         --
                                             --------     --------     --------
     Net cash provided by (used
      in) operating activities                 11,954        3,781         (816)
                                             --------     --------     --------

Cash Flows From Investing
 Activities:

 Collection of U.S.
  Government and State
  obligations                                   3,015         --         10,495
 Purchases of notes
  receivable                                   (4,892)     (16,295)         (62)
 Collection of capital
  notes and loans
  receivable                                    1,349          483           97
 Proceeds from sales of
  equity interests                              8,687       28,833        2,400
 Acquisitions of equity
  interests                                   (23,556)     (22,835)     (34,044)
                                             --------     --------     --------

     Net cash used in
      investing activities                    (15,397)      (9,814)     (21,114)
                                             --------     --------     --------

Cash Flows From Financing
 Activities:

 Purchases of treasury stock                   (4,216)        --           --
                                             --------     --------     --------

     Net cash used in financing
      activities                               (4,216)        --           --
                                             --------     --------     --------

Net decrease in cash and
  cash equivalents                             (7,659)      (6,033)     (21,930)

Cash and Cash Equivalents,
  beginning of year                            14,703       20,736       42,666
                                             --------     --------     --------

Cash and Cash Equivalents,
  end of year                                $  7,044     $ 14,703     $ 20,736
                                             ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (continued)

                                                    Years Ended December 31,
                                                    ------------------------
                                                   1996         1995       1994
                                                  ------       ------     ------

Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the
     year for income taxes                       $5,905      $8,830      $1,577






























The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

PEC Israel Economic Corporation and subsidiaries (the "Company") organizes, acquires equity interests in, finances and participates in the management of companies, predominantly companies which are located in the State of Israel or are Israel-related. The Company is a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group". As of December 31, 1996, IDB Development owned approximately 71.3% of the Company's outstanding common stock. For additional discussion, see Note 5.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company accounts for substantially all of its investments on the equity method. Under the equity method, the Company records its proportionate share of profits and losses and capital transactions based on its percentage of direct and indirect interests in earnings of companies 20% to 50% owned and in companies less than 20% owned in which the Company, together with corporations in the IDB Group, has the ability to exercise significant influence. These investees are collectively referred to as "Affiliated Companies".

The excess of cost over net assets acquired and the excess of net assets acquired over cost, to the extent not otherwise applied, is amortized primarily over a ten-year period. Gains and losses on issuances of shares by Affiliated Companies are recognized in the accompanying consolidated statements of income.

The Company consolidates its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. General Engineers Limited, a wholly owned Israeli subsidiary of the Company, sells various types of equipment in Israel, especially power generation equipment. Its assets, liabilities, and operations are grouped and presented separately in the accompanying consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

All investments in which the Company owns less than 20% that are not accounted for on the equity method and are not marketable securities, are accounted for using the cost method.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost. The cumulative effect of adopting SFAS 115 as of January 1, 1994, for securities classified as "trading securities" was an increase in net income of approximately $2,473,000 in 1994, net of taxes (approximately $3,804,000 before taxes), or $0.13 per share, which increase is reported separately in the accompanying consolidated statements of income. The effect, net of taxes, of adopting SFAS 115 for securities classified as "available-for-sale securities" was an increase in shareholders' equity of approximately $3,790,000 as of January 1, 1994. As a result of decreases in the market value of "available-for-sale securities" since January 1, 1996, the unrealized gain, net of taxes, from those securities included in shareholders' equity as of December 31, 1996 decreased to $1,938,000 from $3,226,000.

Foreign Currency Translations

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

Financial information is prepared in NIS by subsidiaries and Affiliated Companies whose "functional currency" is the local currency, and translated to the U.S. dollar based on exchange rates at year-end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of shareholders' equity under the caption "Cumulative Translation Adjustment". Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining income or loss. If the NIS is devalued against the dollar in the future, such cumulative translation adjustments are likely to result in additional reductions of shareholders' equity.

For Affiliated Companies whose functional currency is the U.S. dollar, their assets and liabilities are translated using year-end exchange rates, except for property and equipment, inventory and certain investment and equity accounts which are translated at exchange rates prevailing on the dates of acquisition. Revenues and expenses are translated primarily at the exchange rates in effect at the time of the relevant transactions and partially at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates are translated on the same basis as the related asset. Translation differences are included in the determination of income for the year.

Provision for Income Taxes

The provision for income taxes is based on revenues and expenses reported for financial statement purposes. Deferred taxes arise from the different treatment of certain items for tax and financial statement reporting purposes, which result primarily from equity in the net income of, and net gain on issuance of shares by, Affiliated Companies and the change in market value of trading securities. At December 31, 1996, PEC provided $26 million of deferred income taxes with respect to its share of undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control and changes in the market value of trading securities. The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

The deferred income tax provision is determined under the liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Deferred income tax expense principally represents such temporary differences related to investments in Affiliated Companies.

Deferred income taxes of approximately $53 million have not been accrued on the Company's temporary differences, totaling approximately $152 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group and one other company in which the IDB Group has effective control. Such amounts are currently expected to be permanently reinvested in these companies.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

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

Reclassification

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INVESTMENTS

Certain information about the Company's investments follows (in thousands):

                                                December 31,
                               -----------------------------------------------
                                         1996                    1995
                               ---------------------     ---------------------
                               Percentage   Carrying     Percentage   Carrying
                                  Owned       Value        Owned        Value
                               ----------   --------     ----------   --------
Affiliated Companies:
Property and Building
     Corporation Ltd.
     (a)(i) See Note 5           38%        $ 65,669         37%        $ 49,811
Tambour Ltd.(b)(i)               43%          61,322         42%          58,665
Super-Sol Ltd.(c)(i)             18%          44,300         19%          42,234
Scitex Corporation Ltd.
     (d)(i) See Note 6(g)         7%          34,994          6%          43,750
Elron Electronic
     Industries Ltd.
     (f)(i)                      14%          32,670         14%          32,006
El-Yam Ships Ltd. (f)            10%          26,644         10%          25,452
Caniel-Israel Can
     Company Ltd.(f)(i)          29%          15,768         29%          14,466
Klil Industries Ltd.
     (f)(i)                      17%          12,205         15%          11,032
Cellcom Israel Ltd. (e)          13%          11,304         11%          12,535
Mul-T-Lock Ltd.(f)(i)            17%           7,510         14%           6,178
"Delek" The Israel Fuel
     Corp. Ltd. (f)(i)            3%           7,362          2%           5,628
DIC and PEC Cable TV Ltd.(f)
     See Note 6(e)               49%           6,998         49%           4,435
Gilat Satellite Networks
     Ltd. (f)(g)(i)               7%           6,361          7%           6,392
Renaissance Fund LDC              4%           5,225          4%           3,292
Gemini Israel Fund L.P.          11%           2,971         11%           2,010
Maxima Air Separation
     Center Ltd. (f)(i)          12%           2,267         12%           2,038
Tefron Ltd. (f)                  13%           1,849         13%             808
Tel-Ad Jerusalem Studios
     Ltd. (f) See Note 6(f)      12%           1,564         12%           1,022
Other (f)(g)(i)*                              15,914                      15,938
                                            --------                    --------
                                            $362,897                    $337,692
                                            --------                    --------

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

                                            December 31,
                              ---------------------------------------
                                       1996               1995
                              ------------------- -------------------
                                     Carrying           Carrying
                                      Value              Value
                                     --------           --------

   Investments at cost               $  2,854          $  2,038
   Investments in marketable
    securities                         25,653            25,730
   State obligations and
    Government of Israel Bonds            398             3,636
                                     --------          --------
                                       28,905            31,404
                                     --------          --------
            Total                    $391,802          $369,096
                                     ========          ========

 * Included in other liabilities is $1.4 million of negative equity.

      Information about certain Affiliated Companies follows:

      (a)  Property and Building Corporation Ltd. ("Property and
           Building") is one of the largest real estate holding and development companies in Israel. Summarized financial information for Property and Building follows (in thousands):

                                                   December 31,
                                        ------------------------------
                                          1996        1995      1994
                                        --------    --------   ------

            Current assets*             $ 72,518  $ 42,543   $ 55,050
            Total assets                 399,880   303,980    230,689
            Current liabilities           55,753    42,543     38,975
            Long-term liabilities        116,292    69,253     22,917
            Shareholders' equity         168,376   133,182    115,971
            Income                       111,800    99,283     95,925
            Earnings before taxes on
               income                     40,136    39,106     30,705
            Net earnings                  24,309    19,907     15,868

           * Including building
             projects and inventories
             of apartments                21,075     8,797      9,754

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

          In May 1996, Property and Building raised approximately $25 million of capital through a rights offering in Israel to its shareholders to purchase ordinary shares of Property and Building. The Company exercised the rights offered to it for $8.2 million and purchased additional ordinary shares in the open market for $1.5 million, slightly increasing the Company's ownership interest to 38% at a total cost of $9.7 million.

          The Company's equity in net income of Property and Building was $9.1 million for 1996, of which $4.9 million was recognized in the fourth quarter as Property and Building recognizes revenue under the completed contract method of accounting.

     (b) Tambour Ltd. ("Tambour") is Israel's largest paint manufacturer. Summarized financial information for Tambour follows (in thousands):

                                          December 31,
                                 ----------------------------
                                    1996      1995      1994
                                  -------   --------  ------

          Current assets         $121,471  $121,217  $ 96,506
          Total assets            184,867   167,019   154,562
          Current liabilities      29,895    21,916    18,877
          Shareholders' equity    142,840   138,110   128,986
          Revenue from sales      189,028   160,317   123,060
          Income before taxes
           on income               30,843    27,252    22,549
          Net income               22,702    20,018    19,618

          In February 1994, all of the then outstanding one year options for ordinary shares of Tambour were exercised and Tambour's capital rose by $20 million. As a result, the Company's proportionate share in Tambour decreased from 44.9% to 41%, and the Company realized a gain on issuance of shares by Tambour of approximately $5.9 million in 1994.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

      (c) Super-Sol Ltd. operates one of Israel's largest chains of supermarkets. Summarized financial information for
           Super-Sol Ltd. follows (in thousands):

                                             December 31,
                                      ----------------------------
                                         1996     1995      1994
                                       -------  -------    ------

           Current assets           $  234,803  $205,971  $181,160
           Total assets                480,377   392,852   338,711
           Current liabilities         220,715   159,910   125,638
           Long-term debt                9,021     6,525     6,699
           Shareholders' equity        250,919   224,023   201,458
           Income                    1,047,122   834,836   635,830
           Earnings before taxes        58,928    53,602    43,340
           Net earnings                 41,653    36,216    30,970

           During January and February 1997, the Company sold shares of Super-Sol, Ltd. for $6.9 million, reducing its ownership interest in Super-Sol, Ltd. from 17.6% to 16.2% and realizing a gain of approximately $2.8 million.

      (d) Scitex Corporation Ltd. ("Scitex") is a world leader in visual information communication for the graphic arts, digital printing and digital video markets. Summarized financial information for Scitex follows (in thousands):

                                                 December 31,
                                        ----------------------------
                                           1996      1995     1994
                                         -------    -------  ------

           Current assets               $ 523,587  $703,030 $759,259
           Total assets                   704,734   920,831  942,023
           Current liabilities            203,511   224,991  190,724
           Shareholders' equity           500,727   700,981  749,735
           Revenues                       695,048   728,900  704,138
           (Loss) income before taxes on
            income                       (180,132)  (46,852)  79,320
           Net (loss) income             (178,279)  (34,511)  63,750

           Scitex incurred a net loss of $178.3 million for 1996, of which $110 million was attributable to restructuring and other charges, compared with a net loss of $34.5 million for 1995, all of which was attributable to special charges.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

      (e) Cellcom Israel Ltd. ("Cellcom") operates Israel's second cellular telephone system, which began operations in December 1994. Summarized financial information for Cellcom follows (in thousands):

                                                December 31,
                                       ------------------------------
                                       1996         1995        1994
                                       --------    --------   -------

           Current assets              $  93,666   $ 44,993  $ 21,394
           Total assets                  419,028    240,783    97,153
           Current liabilities           316,938    133,700    42,001
           Long-term liabilities         222,033*   188,339*   69,222
           Shareholders' deficit        (119,947)   (81,256)  (14,070)
           Income from sales and
            services                     304,072    130,232     2,075
           Loss before taxes
            on income                    (42,387)   (70,247)  (14,070)
           Net loss                      (42,387)   (70,247)  (14,070)

           * Includes loans from the Company of approximately $25 million and $21 million for 1996 and 1995, respectively.

          In late March 1997, Cellcom received a copy of a Motion filed with the District Court in Haifa, Israel by two of Cellcom's subscribers requesting that the court approve a lawsuit filed with the motion as a class action on behalf of Cellcom's subscribers against Cellcom for refunds and other compensation in the amount of approximately $140 million in respect of payments made by Cellcom's subscribers to Cellcom for loss and damage insurance for cellular telephones purchased from Cellcom. The plaintiffs allege that Cellcom was not entitled to collect such payments from its subscribers and alternatively that Cellcom overcharged its subscribers; the amount claimed is based on various estimates and assumptions of the plaintiffs. At this early stage, it is impossible for Cellcom's management to evaluate the merits and chances of success of this motion and lawsuit and their effect on Cellcom.

     (f) The following summarized financial information represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided above (in thousands):

                                               December 31,
                                       ---------------------------
                                        1996      1995       1994
                                       -------   -------    ------

          Current assets              $ 66,626  $ 56,200  $ 48,925
          Total assets                 168,068   161,733   134,921
          Long-term debt                16,777    12,937     9,652
          Shareholders' equity         117,723   126,250    94,472
          Revenue                      130,410    93,939    59,116
          Net income                    15,276    11,865     6,804

     (g) Significant capital transactions during the three years ended December 31, 1996, and subsequent to December 31, 1996 through March 31, 1997, that are not otherwise discussed in Note 3 are as follows:

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

          During January and February 1997, the Company sold shares of Nice Systems Ltd. for $2.6 million reducing its ownership in Nice Systems Ltd. from 5.0% to 3.5% and realizing a gain of approximately $2.0 million.

          In October 1995, Gilat Satellite Network Ltd. sold ordinary shares in a secondary public offering in the United States in which the Company also sold ordinary shares of Gilat Satellite Network Ltd. As a result of the sale, the Company realized a gain on issuance of shares by Gilat Satellite Network Ltd. of approximately $2.3 million and a gain on sales of investments of approximately $1.1 million. As a result of these sales, the Company's share of Gilat Satellite Network Ltd. was reduced from 10% to 7%.

     (h) The Company's equity in the net income of Affiliated Companies by major lines of business was as follows (in thousands):

                                                December 31,
                                         -------------------------
                                         1996       1995      1994
                                        ------     ------    -----
           Telecommunications and
             technology                $(10,193)  $(4,254)  $ 1,056
           Industry                      14,638    12,284    12,180
           Real Estate                    9,119     6,246     4,701
           Retail, shipping and other     9,874     9,444     7,401
                                       --------   -------   -------
                                       $ 23,438   $23,720   $25,338
                                       ========   =======   =======

     (i) Certain of the Affiliated Companies are publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The market values of the shares owned by the Company, based on the closing sale price on the principal market on which such shares are traded, were approximately $347 million and $367 million and their carrying values were approximately $300 million and $283 million at December 31, 1996 and 1995, respectively.

     (j) On July 25, 1995, the Company sold to Israel Discount Bank of New York ("IDBNY") all of the Company's nonvoting preferred shares of IDBNY for approximately $27 million, a price that equaled PEC's carrying value of those shares. While the sale did not result in a gain for financial statement purposes, PEC did realize a gain for tax purposes, for which PEC provided approximately $3 million of additional income taxes during 1995.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

     (k) During the second quarter of 1995, General Engineers Limited (i) entered into an agreement with a majority owned subsidiary of Discount Investment for that company to distribute household appliances made by manufacturers represented by General Engineers Limited and (ii) sold its service and repair business for household appliances to an unrelated party. As a result of these transactions, the Company has restated its results of operations for the years ended December 31, 1995 and 1994 to reflect these discontinued operations of General Engineers Limited.

4.  INCOME TAXES

The U.S. and Foreign components of income before income taxes are as follows (in thousands):

                            December 31,
                    ---------------------------
                      1996      1995     1994
                     ------    ------   ------

     U.S.           $ 3,229    $ 5,364  $ 4,176
     Foreign         29,773     26,540   27,345
                    -------    -------  -------
                    $33,002    $31,904  $31,521
                    =======    =======  =======

Income tax expense is made up of the following components (in thousands):

                           December 31,
                    -------------------------
                     1996      1995      1994
                    ------    ------    -----
     Current:
      U.S.         $ 3,790   $ 7,298   $   210
      Foreign        2,536     2,083     1,614
     Deferred       (1,537)   (3,099)     (500)
                   -------   -------   -------
                   $ 4,789   $ 6,282   $ 1,324
                   =======   =======   =======

Deferred income tax expense principally represents temporary differences related to equity in net income of, and gain on issuances of shares by, Affiliated Companies and to changes in the market value of trading securities.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - cont'd

A reconciliation of income tax expense as reflected in the accompanying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):

                                              December 31,
                                        ------------------------
                                         1996     1995      1994
                                        ------   ------    ------
       U.S. income taxes at statutory
         rate 35%                      $11,551   $11,166   $11,032
       Excess of taxes at statutory
           rate over taxes provided
           on equity in net income
           of, and net gain on
         issuance of shares by,
         Affiliated Companies           (6,805)   (4,781)   (9,299)
       Other                                43      (103)     (409)
                                       -------   -------   -------
                                       $ 4,789   $ 6,282   $ 1,324
                                       =======   =======   =======

5.  SHAREHOLDERS' EQUITY

In July 1996, the Company announced that it would purchase from time to time up to 500,000 shares of its common stock in the open market at its discretion, taking into account such factors as price and prevailing market conditions. During 1996, the Company purchased 250,200 shares of its common stock for $4.2 million.

In December 1995, the Company purchased from IDB Development a 6.5% equity interest in Property and Building, based on the market price of Property and Building's shares on the Tel Aviv Stock Exchange on the purchase date. Since this transaction was between related parties, the Company recorded in its financial statements the carrying value of such equity interest on IDB Development's financial statements and the Company reduced its retained earnings by approximately $6.7 million, the difference between the amount the Company paid for such equity interest ($15.5 million) and IDB Development's carrying value of such equity interest ($8.8 million).

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY - cont'd

Earnings Per Common Share

The computations of earnings per common share are calculated using the weighted average number of common shares outstanding during the year. The weighted average number of outstanding shares in 1996 was 18,714,113 and in 1995 and 1994 was 18,758,588.

6.   COMMITMENTS AND CONTINGENCIES

     (a) The Company has agreed to contribute up to $9.0 million over a 10 year period ending in 2003 to DEP Technology Holdings Ltd. ("DEP") of which the Company had contributed $4.8 million as of December 31, 1996 through the purchase of capital notes of DEP. In February 1997, the Company contributed approximately $500,000 to DEP through the purchase of an additional capital note.

     (b) General Engineers Limited has a $2 million credit agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.

     (c) The Company has contracted with IDB Development for it to give certain advisory services to the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During each of 1996, 1995 and 1994, the Company incurred expenses of $130,000 for these services.

     (d) The Company and a wholly owned subsidiary of Discount Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity or long-term debt invested by such paying party in business opportunities initiated or initially presented by the other party. In 1996 and 1995 the Company incurred fees of $133,750 and $34,610 under this agreement, respectively.

     (e) Tevel Israel International Communications Ltd. ("Tevel"), which is held 48.4% by DIC and PEC Cable TV Ltd., was awarded in 1988 cable television franchises in Israel. Under the terms of the franchises, the Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations. The Company has not arranged any financing for Tevel since October 1992 and does not presently anticipate being required to arrange any such financing in the near future.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

     (f) Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad") is one of the three companies awarded a franchise in 1993 by Israel's Second Authority for Television and Radio to operate Israel's second television station. The Company is obligated to provide up to $4 million of the financing required by Tel-Ad to fulfill its obligations under the franchise.

     (g) Scitex and certain of its present and former officers and directors are defendants in a class action lawsuit, filed in December 1995 in the United States, alleging violations of certain provisions of federal securities law with respect to certain reports of Scitex's results of operations during the period May 1994 to November 1995. Scitex believes the claims have no merit. In March 1997, Scitex entered into a settlement of this action, which settlement is subject to court approval. Scitex believes that the settlement, net of insurance coverage, is not material and has accrued in its financial statements the net amount of the settlement.

         In May 1996, a shareholder derivative action was filed on behalf of the Company against the directors of the Company, the Company's Israeli parent companies and certain shareholders thereof. The action generally alleges that the defendants breached fiduciary duties to the Company and its shareholders and wasted the Company's assets in responding to a purported offer to take Scitex private. In March 1997, the parties entered into an agreement in principle for the settlement of the action which provides that (i) all of the claims against the defendants will be dismissed with prejudice, (ii) if certain offers are made to purchase Scitex, the Company's Board of Directors will appoint a committee to evaluate and recommend to the Board of Directors what action to take with respect to the offer and
         (iii) the Company will pay the plaintiff's legal fees, expenses and costs substantially all of which will be covered by the Company's insurance carrier, net of the insurance policy deductible. Implementation of the settlement is subject to completion by plaintiff's counsel of confirmatory discovery and court approval.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

         In April and May 1996, four actions with similar allegations (which purport to be class actions) were filed against Scitex, and, in several of these actions, a number of Scitex's current and former directors, certain officers of Scitex, the four largest shareholders of Scitex, including the Company, the Company's Israeli parent companies and certain shareholders thereof. The actions generally allege that the defendants breached their fiduciary duties to Scitex or its shareholders in responding to a purported offer to take Scitex private. In March 1997, the parties entered into an agreement in principle for the settlement of the actions which provides that (i) all of the claims against the defendants, including Scitex and the Company, will be dismissed with prejudice, (ii) the Scitex Board of Directors will include at least two independent directors and if certain offers are made to purchase Scitex, the Board of Directors will appoint a committee to evaluate the offer and determine the appropriate response to the offer and (iii) Scitex will pay the plaintiff's legal fees, expenses and costs, a substantial portion of which Scitex believes will be covered by Scitex's insurance carrier, net of the insurance policy deductible. The settlement will not result in any cost or expense to the Company. Implementation of the settlement is subject to completion by plaintiff's counsel of confirmatory discovery and court approval.

   (h) Certain directors of IDB Holding and/or its affiliates are also directors of the Company.

   (i) Lawsuits have been filed against some of the Company's affiliates in the ordinary course of their businesses. Management of these affiliates believe that the results of these lawsuits would not have a material effect on such affiliates' financial statements. Accordingly, management of the Company believes that the results of these lawsuits would not have a material effect on the Company's financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107 ("SFAS 107") entitled "Disclosures about Fair Value of Financial Instruments" which requires entities to disclose information about the estimated fair values of their financial instruments. SFAS 107 does not apply to investments accounted for under the equity method (See Notes 2 and 3).

Cash equivalents and non-marketable investments not accounted for on the equity method are reflected at cost, which approximates their fair values.

The commitments described in Note 6 are generally for the near term, and, accordingly, their contract value is considered their fair value.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

                                                Quarter Ended
                                   --------------------------------------------
     1996                          March 31  June 30  September 30  December 31
    ------                         --------  -------  ------------  -----------
                                        (in thousands, except per share data)

Revenues                            $15,551    $14,281    $ 2,088    $12,615
                                    =======    =======    =======    =======

Net income                          $10,391    $ 8,485    $ 1,032    $ 8,305
                                    =======    =======    =======    =======
Earnings per
  common share                      $  0.55    $  0.45    $  0.06    $  0.45
                                    =======    =======    =======    =======


                                                 Quarter Ended
                                   --------------------------------------------
     1995                          March 31   June 30  September 30  December 31
    ------                         ---------  -------  ------------  -----------
                                       (in thousands, except per share data)

Revenues                            $ 8,391    $ 9,454    $11,990    $12,230
                                    =======    =======    =======    =======
Income before (loss)
  income from
  discontinued
  operations                          5,263      3,449      9,139      7,771

(Loss) income from
  discontinued
  operations of
  General Engineers
  Limited, net of
  income taxes                         (222)      (179)      (163)       184
                                    -------    -------    -------    -------

Net income                          $ 5,041    $ 3,270    $ 8,976    $ 7,955
                                    =======    =======    =======    =======
Earnings per common
  share before (loss)
  income from
  discontinued
  operations                           0.28       0.18       0.49       0.42

(Loss) income per
  share from
  discontinued
  operations of
  General Engineers
  Limited, net of
  income taxes                        (0.01)     (0.01)     (0.01)      0.01
                                    -------    -------    -------    -------

Earnings per
  common share                      $  0.27    $  0.17    $  0.48    $  0.43
                                    =======    =======    =======    =======

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See Item 13 Below. Information with respect to executive officers of the Company is included at the end of part I above.

Item 11.  EXECUTIVE COMPENSATION

          See Item 13 Below.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          See Item 13 Below.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1997 Annual Meeting of Shareholders.


                                      III-1

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a) (1) The following financial statements of PEC Israel Economic Corporation are filed in response to Item 8:

             Report of Independent Public Accountants.

             Consolidated Balance Sheets at December 31, 1996 and 1995.

             Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

             Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

(a) (2) (a)  Financial statement schedules filed in response to Item 14(d)
             pursuant to Rule 3-09 of Regulation S-X:

             Property and Building Corporation Ltd. and Subsidiary Companies:

                  Auditors' Report.

                  Balance Sheets as at December 31, 1996 and 1995.

                  Statements of Earnings for the years ended December 31, 1996, 1995 and 1994.

                  Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                  Notes to the Financial Statements.

(a) (2) (b)  Financial statement schedules filed in response to Item 14(d)
             pursuant to Rule 3-09 of Regulation S-X:

             Tambour Ltd. and Subsidiaries:

                  Report of Independent Auditors.

                  Consolidated Balance Sheets as at December 31, 1996 and 1995.

                  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                  Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                  Consolidated Cash Flows Statements for the years ended December 31, 1996, 1995 and 1994.

                  Balance Sheets as at December 31, 1996 and 1995.

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                  Cash Flows Statements for the years ended December 31, 1996, 1995 and 1994.

                  Notes to the Consolidated Financial Statements.

(a) (2) (c)  Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

                  Caniel-Israel Can Company Ltd.

                  Cellcom Israel Ltd.

                  DIC and PEC Cable TV Ltd.

                  El-Yam Ships Ltd.

                  Gemini Capital Fund Management Ltd.

                  Gemini Israel Fund L.P.

                  Gilat Satellite Networks Ltd.

                  Ispah Holdings Limited

                  Klil Industries Ltd.

                  Maxima Air Separation Center Ltd.

                  Mul-T-Lock Ltd.

                  PEC Israel Finance Corporation Ltd.

                  Scitex Corporation Ltd.

                  Super-Sol Ltd.

                  Tel-Ad Jerusalem Studios Ltd.

(a) (2) (d)  Schedules of PEC Israel Economic Corporation have been omitted since they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3)      The following exhibits are included in response to Item 14(c):

    (3) (i).      Composite Articles of Incorporation of the Company, as
             amended, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

    (3) (ii).     Composite By-Laws of the Company, as amended, filed as Exhibit
             3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10 (i) (a).       Voting Agreement dated December 10, 1980 between the Company and Discount Investment Corporation Ltd. (formerly Discount Bank Investment Corporation Ltd.), as amended by a Letter Agreement dated May 4, 1983 and by an Addendum dated December 30, 1983, filed as Exhibit 10(i)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10 (i) (b).       Addendum to Exhibit 10(i)(a) dated December 7, 1995, filed as
             Exhibit 10(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10 (i) (c).       Amendment to Exhibit 10(i)(a) dated as of February 1, 1993, filed as Exhibit 10(i)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1992 and incorporated herein by reference.

10 (i) (d).       Shareholders' Agreement dated May 20, 1992 among Clal
             Electronics Industries Ltd., the Company, Discount Investment Corporation Ltd. and International Paper Company, filed as Exhibit A to Amendment No. 13 to the Company's Statement on Schedule 13D in respect of ordinary shares of Scitex Corporation Ltd. held as of June 12, 1992 and incorporated herein by reference.

10 (i) (e).       Business Opportunities Agreement dated as of November 30, 1993 among the Company, DIC Finance and Management Ltd., and, for the purpose of section 5 thereof only, PEC Finance Company Ltd. and Discount Investment Corporation Ltd., filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10 (i) (f).       Amendment to Exhibit 10(i)(e) dated as of December 25, 1996.

10 (i) (g).       Agreement dated July 1, 1995 between IDB Development
             Corporation Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10 (i) (h).       Agreement dated January 31, 1993 among the Company, DIC Energy
             Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10 (i) (i).       Exchange Agreement dated as of January 4, 1994 among the
             Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10 (iii) (a).     Supplemental Retirement Agreement dated as of January 1, 1995 between the Company and Frank J. Klein, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

21.          Subsidiaries of the Registrant.

27.          Financial Data Schedule

                  Reports on Form 8-K:

     (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

----------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

Property and Building Corporation Limited and Subsidiaries
Financial Statements as at
December 31, 1996 and 1995

                      Property and Building Corporation Limited and Subsidiaries

Financial Statements as at December 31, 1996 and 1995
--------------------------------------------------------------------------------

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

Certified Public Accountants (Isr)  Tel Aviv 61006
                                    33 Yavetz Street
                                    P.O.Box 609
                                    Tel: (03) 511 0400
                                    Telecopier: (972) 3 517 4440

Tirat HaCarmel 39101                Jerusalem 91001
7 Etgar Street                      31 Haneviim Street
P.O.Box 240                         P.O.Box 212
Tel: (04) 857 9888                  Tel: (02) 625 3291
Telecopier: (972) 4 857 9857        Telecopier: (972) 2 625 3292
--------------------------------------------------------------------------------
Somekh Chaikin                                                        [LOGO]

Tel-Aviv, March 13, 1997

Auditors' Report to the Shareholders of
 Property and Building Corporation Limited

We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and its consolidated financial statements, as follows:

-    Balance sheets as at December 31, 1996 and 1995.
- Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the three years the last of which ended December 31, 1996.

These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 72% and 79% of the total consolidated assets as at December 31, 1996 and 1995 respectively, and whose revenues constitute 90%, 86% and 92% of the consolidated revenues for the years ended on December 31, 1996, 1995 and 1994 respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements which relates to the net asset value of an affiliate and the Company's equity in its earnings is based on financial statements which were audited by other auditors.

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

A Member of the Price Waterhouse Worldwide Organization

As stated in Note 1D(17) the comparative figures are based on financial statements which were restated and issued on May 30, 1996 (the original statements were issued on March 18, 1996) in order to retroactively reflect a change with which we concur in the accounting treatment of the recognition of income from construction work by a subsidiary.

The above mentioned financial statements were prepared on the basis of the historical cost convention, in historical values, adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed data in nominal historical values, on the basis of which the adjusted financial statements were prepared, is presented in Note 34.

In our opinion, based on our audit and on the reports of the abovementioned other auditors, the financial statements referred to above present fairly, in all material respects, in conformity with accounting principles generally accepted in Israel, consistently applied, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1996 and 1995 and the results of their operations, the changes in the shareholders' equity and their cash flows for each of the three years the last of which ended December 31, 1996. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of historical net earnings and shareholders' equity to the extent summarized in Note 35 C to the financial statements.


/s/ Somekh Chaikin
Certified Public Accountants (Isr.)

Balance Sheet as at December 31
--------------------------------------------------------------------------------


In terms of shekels of December 1996
 (in NIS thousands)

                                          Consolidated          The Company
                              Note      1996       1995       1996       1995
                         --------- ---------  ---------   --------   --------

Current Assets
Cash and cash
 equivalents                    2     54,563     20,632      1,076        847
Short-term deposits
 and loans                            15,760        334
Marketable securities           3     32,454     33,024        584        665
Trade receivables               4     39,430     25,338
Other receivables
 and debit balances             5     22,193     37,587      3,509      3,290
Apartments and other
 inventories                    6     17,608     10,026
Building projects
 under construction             7     76,476     38,385      6,676        980
                                   ---------  ---------   --------   --------

                                     258,484    165,326     11,845      5,782
                                   ---------  ---------   --------   --------

Land                            8    391,577    332,957     19,309     18,255
                                   ---------  ---------   --------   --------

Long-term Deposits              9      1,091      1,733      1,059
                                   ---------  ---------   --------

Investments
In investee companies          10    126,977    113,883    789,140    654,561
                                   ---------  ---------   --------   --------

Fixed Assets                   11
Buildings, land, plantations
 and other                         1,089,822    963,984     47,316     47,378
Less/- Accumulated
 depreciation                        271,972    255,584     19,378     18,420
                                   ---------  ---------   --------   --------

                                     817,850    708,400     27,938     28,958
                                   ---------  ---------   --------   --------
Deferred Charges
 and Other Assets              12     13,091      9,726        378        405
                                   ---------  ---------   --------   --------

                                   ---------  ---------   --------   --------
                                   1,609,070  1,332,025    849,669    707,961
                                   =========  =========   ========   ========
The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

                                          Consolidated          The Company
                              Note      1996       1995       1996       1995
                         --------- ---------  ---------   --------   --------
Current Liabilities
Advances from
 purchasers of
 apartments and
 others, net                   13     11,067      2,346      9,454        951
Short-term credit
 from banks                    14     12,252     26,837        349
Current maturities
 of long-term
 liabilities                          47,519     14,485      8,360     18,978
Suppliers and
 subcontractors                15     31,518     28,894
Creditors and
 credit balances               16     54,619     79,253     43,746     15,070
Deferred taxes                 17     13,908      5,363
Proposed dividend                     16,289     13,830     11,500      9,400
                                   ---------  ---------   --------   --------

                                     187,172    171,008     73,409     44,399
                                   ---------  ---------   --------   --------
Long-term Liabilities
Convertible
 debentures                    18     49,008      4,869
Debentures                     18     37,964     45,238
Liabilities to banks
 and provident funds           18    206,901    112,290        348        693
Other long term
 liabilities                   18     59,463     58,617                 7,980
Deferred taxes                 17     16,345     18,689         26         24
Liability for employee
 severance benefits, net       19      2,232      2,311          1
                                   ---------  ---------   --------   --------
                                     371,913    242,014        375      8,697
                                   ---------  ---------   --------   --------

Minority interest                    264,783    264,138
                                   ---------  ---------

Receipt on account of
 option warrants in
 a subsidiary                          9,317
                                   ---------

Shareholders' Equity                 775,885    654,865    775,885    654,865
                                   ---------  ---------   --------   --------

Contingent Liabilities
 and Commitments               20


/s/ Dov Tadmor
----------------------------------
Dov Tadmor - Chairman of the Board

/s/ A. Attias
----------------------------------
Abraham Attias - Managing Director

March 13, 1997

                                   ---------  ---------   --------   --------
                                   1,609,070  1,332,025    849,669    707,961
                                   =========  =========   ========   ========

                      Property and Building Corporation Limited and Subsidiaries

Statements of Earnings for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1996
 (in NIS thousands)

                                                            Consolidated                 The Company
                                              Note     1996      1995     1994      1996      1995     1994
                                           -------  -------  --------  -------  --------  --------  -------
Income
Rentals and warehousing                             120,419   110,191   99,811     7,166     7,171    7,122
From construction and other sources             21  215,043   220,157* 218,736*
The Company's equity in the
 net earnings of investee companies             22   11,864    12,070    4,730    59,465    56,493*  28,799*
Gain on sale of investments and fixed assets    23    2,656     6,214   17,810        69       108    4,243
Income from securities, financing and others    24    6,470     7,520    6,198     2,320     2,180    1,629
                                                    -------  --------  -------  --------  --------  -------
                                                    356,452   356,152  347,285    69,020    65,952   41,793
                                                    -------  --------  -------  --------  --------  -------

Costs and Expenses
Construction and other costs                    25  151,059  163,450*  169,095*
Administrative and general                      26   29,068    28,232   24,268     6,388     6,229    5,399
Selling and marketing                           27    3,568     3,144    2,549
Property maintenance (excluding depreciation)         9,849     9,768    9,046       760       755    1,161
Depreciation and amortization                   28   18,564    16,877   15,324     1,180     1,163    1,135
Property taxes on land                                7,090     5,599    5,695       903       467      672
Financing                                       29   15,403     4,744   34,111     2,919     2,649    1,020
                                                    -------  --------  -------  --------  --------  -------
                                                    234,601   231,814  260,088    12,150    11,263    9,387
                                                    -------  --------  -------  --------  --------  -------

Earnings before taxes on income                     121,851   124,338   87,197    56,870    54,689   32,406

Taxes on income                                 30   39,855   43,643*   39,517*     (867)     (912)     311
                                                    -------  --------  -------  --------  --------  -------

Earnings after taxation                              81,996   80,695    47,680    57,737    55,601   32,095
Less/- Minority interest in earnings                 24,259   25,094*   15,585*
                                                    -------  --------  -------  --------  --------  -------

Net earnings for the year                            57,737   55,601*   32,095*   57,737    55,601   32,095
                                                    =======  ========  =======  ========  ========  =======
Earnings Per Share
Net earnings per share of a par value
 of NIS 1.00 (in NIS), 1D (16)                        14.83    15.23*     8.79*    14.83     15.23     8.79
                                                    =======  ========  =======  ========  ========  =======

*    Reclassified - Note 1D(17)

The notes and the annex are an integral part of the financial statements.

                              Property and Building Corporation and Subsidiaries

Statement of Shareholders' Equity
--------------------------------------------------------------------------------

In terms of shekels of December 1996
 (in NIS thousands)

                                      Share     Capital    Retained       Total
                                    capital     surplus    earnings
                                 ----------  ----------  ----------   ---------

Balance as at January 1, 1994       166,191     146,617     258,802     571,610

Net earnings for the year                                    32,095      32,095

Inflationary erosion of dividend
 declared in the previous year                                  431         431

Proposed dividend, net - 170%                                (7,205)     (7,205)
                                 ----------  ----------  ----------   ---------

Balance as at December 31, 1994     166,191     146,617     284,123     596,931

Net earnings for the year                                    55,601      55,601

Capital surplus from
 private placement of
 shares of a subsidiary                          11,650                  11,650

Inflationary erosion of dividend
 declared in the previous year                                   83          83

Proposed dividend - 240%                                     (9,400)     (9,400)
                                 ----------  ----------  ----------   ---------

Balance as at December 31, 1995     166,191     158,267     330,407     654,865

Net earnings for the year                                    57,737      57,737

Issue of shares                         576      73,653                  74,229

Inflationary erosion of dividend
 declared in the previous year                                  554         554

Proposed dividend - 280%                                    (11,500)    (11,500)
                                 ----------  ----------  ----------   ---------

Balance as at December 31, 1996     166,767     231,920     377,198     775,885
                                 ==========  ==========  ==========   =========

                      Property and Building Corporation Limited and Subsidiaries

Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1996
 (in NIS thousands)

                                                                              Consolidated                    The Company
                                                                   ----------------------------------------------------------------
                                                                        1996       1995       1994       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Cash flows generated by operating activities

Net earnings                                                          57,737     55,601     32,095     57,737     55,601     32,095
Adjustments to reconcile net earnings to
 net cash flows generated by operating activities (Annex):            54,135     23,564     85,370    (23,470)   (57,149)   (18,723)
                                                                   ---------  ---------  ---------  ---------  ---------  ---------

Net cash inflow (outflow) generated by operating activities          111,872     79,165    117,465     34,267     (1,548)    13,372
                                                                   ---------  ---------  ---------  ---------  ---------  ---------

Cash flows generating by investing activities

Proceeds from realization of investment
 in investee companies                                                                       1,958
Investments in investee companies                                    (34,737)    (3,904)   (14,676)   (87,727)      (158)   (12,713)
Dividend received from investee companies                              7,617      8,728      1,719     11,927     10,442      6,864
Purchase of marketable securities                                   (563,493)   (36,582)   (54,438)        (9)      (174)        (4)
Proceeds from sale of marketable securities                          568,722     97,814     77,524        112        173
Acquisition and development of land                                 (113,853)  (120,984)   (38,990)    (4,587)    (6,469)   (12,124)
Purchase and construction of fixed assets                           (117,680)  (112,527)   (72,128)      (145)    (2,826)       (40)
Collections of credit relating to sale of real estate                  1,602        639        604
Proceeds from sale of fixed assets and real estate                     1,892      7,737     15,115         31
Repayment of long-term deposits and loans                                680      1,400      1,357                    54          -
Granting of short-term deposits                                      (15,426)                               -          -          -
Granting of long-term loans                                                -          -          -     (1,059)         -          -
Granting of loans to subsidiaries                                                                -          -       (831)    (1,452)
Repayment of loans to subsidiaries                                         -          -          -        737        836
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net cash inflow (outflow) generated by
 investing activities                                               (264,676)  (157,679)   (81,955)   (80,720)     1,047    (19,469)
                                                                   ---------  ---------  ---------  ---------  ---------  ---------

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1996
 (in NIS thousands)

                                                                               Consolidated                    The Company
                                                                    ------------------------------   ------------------------------
                                                                        1996       1995       1994       1996       1995       1994
                                                                    --------   --------   --------   --------   --------   --------
Cash flows generated by financing activities

Dividend paid
- by the parent company                                               (8,846)    (7,142)    (7,814)    (8,846)    (7,124)    (7,814)
- to outside shareholders of subsidiary companies                     (4,229)    (3,592)    (2,981)
Payment of debentures                                                (12,366)   (11,993)    (7,123)
Payment of long term loans                                            (3,005)   (14,570)      (280)      (276)      (278)      (280)
Receipt of long-term loans                                           127,564    111,616
Receipt of long-term loan from subsidiary                                                              (18,774)     7,991     13,949
Receipt (repayment) of short-term bank credit                        (14,585)    18,416      7,673        349
Payments to outside shareholders of subsidiary                          (426)    (2,534)    (5,279)
Repayments of credit in respect of real estate acquisition           (31,440)   (18,679)   (28,231)
Securities issue by a subsidiary                                      59,839
Share issue by the Company                                            74,229                           74,229
                                                                    --------   --------   --------   --------   --------   --------

Net cash inflow (outflow) generated by financing activities          186,735     71,540    (44,035)    46,682        589      5,855
                                                                    --------   --------   --------   --------   --------   --------

Net increase (decrease) in cash and cash equivalents                  33,931     (6,974)    (8,525)       229         88       (242)
Cash and cash equivalents at beginning of year                        20,632     27,606     36,131        847        759      1,001
                                                                    --------   --------   --------   --------   --------   --------

Cash and cash equivalents at end of year                              54,563     20,632     27,606      1,076        847        759
                                                                    ========   ========   ========   ========   ========   ========

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1996
 (in NIS thousands)

                                                                               Consolidated                    The Company
                                                                    ------------------------------   ------------------------------
                                                                        1996       1995       1994       1996       1995       1994
                                                                    --------   --------   --------   --------   --------   --------
Annex

Adjustments to reconcile net earnings to net cash generated by operating activities:

Cash flows not involving cash flows:

The Company's equity in the net earnings of
 investee companies                                                  (11,864)   (12,070)    (4,730)   (59,465)   (56,493)   (28,799)
Outside shareholders' interest in earnings                            24,259     25,094     15,585
Depreciation and amortization                                         19,084     17,417     15,798      1,180      1,163      1,135
Net changes in deferred taxes                                          3,874     (2,176)     1,127     (1,543)    (1,304)       (28)
Increase (decrease) in liability for
 employee severance benefits                                             (79)       337     (2,138)         1
Decrease (increase) in value of securities                            (4,659)      (397)    33,591        (22)        34         27
Income from realization of investments
 in investee companies and issue of capital                              (50)       (58)    (5,491)       (50)       (58)    (4,243)
Capital gains on sale of fixed assets and real estate                 (2,606)    (6,156)   (12,319)       (19)       (50)
Inflationary erosion of long-term deposits and loans, net              1,585        (22)      (451)       106        (76)       (55)
Amortization of debenture discount                                       778

Changes in current assets and liabilities:
Trade and other receivables                                            3,299    (28,008)    12,970      1,326       (231)     3,570
Construction costs, net                                               18,976      8,568     44,947      6,340      2,880       --
Other payables                                                         1,538     21,035    (13,519)    28,676     (3,014)     9,670
                                                                    --------   --------   --------   --------   --------   --------
Total adjustments                                                     54,135     23,564     85,370    (23,470)   (57,149)   (18,723)
                                                                    ========   ========   ========   ========   ========   ========

Significant non-cash transactions:
Purchase of fixed assets on credit                                     9,848     64,795     11,373
                                                                    ========   ========   ========

Purchase of real estate on credit                                                 2,771     25,673
                                                                               ========   ========

Proceeds from the sale of fixed assets on credit                       1,287        367      1,947
                                                                    ========   ========   ========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

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

          f. Initial difference - difference between acquisition cost and adjusted net asset value of investments in shares of investee companies as at acquisition date.

          g. Related parties - as defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

          h.   Interested parties - as defined in the Israeli Securities Law.

     2. The financial statements have been prepared in a format suited, in the opinion of the Management, to the Company's type of business.

     B.   Financial statements in adjusted values

     1. The Company prepares the adjusted financial statements on the basis of cost adjusted for the changes in the general purchasing power of the shekel (see Note 34 for condensed financial statements in nominal historical values).

     2. The adjusted value of non-monetary assets do not purport to reflect their real economic or market value but rather historical cost adjusted for the changes in the purchasing power of the shekel.

     3. In the adjusted financial statements, the term, "cost" means "adjusted cost".

     4. Comparative figures have also been adjusted to the shekel of December 1996.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

     C.   Principles of adjustment

     1.   Balance sheet

          Non-monetary items (construction work and advances, real estate, investment in companies, fixed assets, deferred charges, share capital), have been adjusted on the basis of changes in the consumer price index from the index published in respect of the month of the transaction to the index published in respect of the month of the balance sheet date. Monetary items are stated in the adjusted balance sheet at their historical values.

          The net asset value of investments in investee companies is determined on the basis of the adjusted financial statements of these companies.

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

               3) The calculation of the Company's equity in the results of operation of the investee companies and the outside shareholders' share in the results of operation of the subsidiaries was based on the adjusted financial statements of such companies.

               4) The net financing items which cannot be independently calculated is derived from the other items of the statement of earnings. This includes, inter alia, amounts required to adjust various items in the statement of earnings in respect of the inflationary component of the financing therein.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

     C.   Principles of adjustment (cont'd)

          b.   Taxes on income

               Current taxes comprise payments on account made during the year plus amounts due at balance sheet date (or less amounts refundable at balance sheet date). The payments on account have been adjusted on the basis of the consumer price index of the date the payments were made. Those amounts payable (or refundable) have been included unadjusted. Current taxes include, therefore, the expense derived from the inflationary erosion of the value of payments made on account from the time of payment to the year end.

               Deferred taxes - see Note 1D.11. below.

     3.   Statement of shareholders' equity

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

          The difference between the net asset value of companies transferred from the Company to a subsidiary and the consideration given in exchange thereof, by way of issue of shares, has been carried to a capital reserve in accordance with a guideline based on Section 36A of the Securities Law - 1968.

     4.   Statement of cash flows

          The statement has been prepared in accordance with Opinion No. 51 of the Institute of Certified Public Accountants in Israel. The statement provides information on cash receipts and payments during the year from current activities, investment and finance, and is expressed in terms of shekels of the end of the current year.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

     D.   Accounting policies

     1.    Consolidated financial statements

          a. The consolidated financial statements include the financial statements of the Company and the Company's subsidiaries. (See Appendix to the Financial Statements).

          b. In addition to the above companies which were fully consolidated, certain companies under joint ownership were consolidated by the proportionate consolidation method in accordance with Opinion No. 57 of the Institute of Certified Public Accountants in Israel.

          c. For the purposes of consolidation, the amounts in the financial statements of the subsidiary companies being consolidated were included after adjustments required in respect of application of the uniform accounting principles of the Group.

          d. Balances between subsidiaries and inter-company profits from sales between the companies not yet realized outside of the Group were cancelled.

          e. Real estate properties of the Company and its subsidiaries that are requested in the name of other subsidiaries that are property companies (which were established for the sole purpose of holding real estate or for their rental) are included in the balance sheets based on the cost of these assets to those subsidiaries.

               In the statement of earnings, the income and expenses relating to the above assets were included based on the Company's rate of holding in the stated subsidiary companies.

     2.   Marketable securities

          a. Marketable government bonds and other marketable securities are stated at their market value as at balance sheet date.

          b. Mutual fund certificates in trust funds are stated at redemption value as at balance sheet date.

          c. Changes in value of securities are fully recognized on a current basis.

     3.   Building projects

          a. The Company and subsidiary construction companies record construction work on the basis of approved invoices and amounts paid on account to the contractors, designers and others.

          b. The completed units and units under construction are stated in the financial statements at cost but not exceeding their market value.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

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

          c. Shops in completed buildings are stated at cost but not in excess of market value.

     6.   Investments in related and other companies

          a. Investments in investee companies are stated on the equity basis. The investments in shares of other companies, which are not quoted securities, are stated at cost which, in Management's opinion, is not less than its fair value.

          b. The Company's equity in the profits and losses of the investee companies is based on the latest audited financial statements of these companies, after adjustments required from the application of the uniform accounting principles of the Group.

          c. The initial difference regarding investee companies, is allocated to assets of such companies (building projects, real estate and fixed assets) and their amortization as an expense or as income is made in accordance with the life of those assets or upon their realization; amounts which cannot be allocated to such assets are amortized at 20% per year.

     7.   Fixed assets

          Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful life of the assets.

     8.   Other assets - Initial difference which cannot be allocated to assets
          - see Note 1.D.6.c.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

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

     10.  Convertible of debentures

          a. Debentures, the conversion of which is not, as at balance sheet date, expected according to guidelines set by the Institute, are stated as long-term liabilities. The debentures include the liabilities at balance sheet date in accordance with the conditions of the issue, less the discount which has not been amortized as at balance sheet date.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

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

          Data concerning consumer price index and foreign currency rates:

                                                                                          % of change
                                                                            ---------------------------------------
                            December 31     December 31     December 31     December 31   December 31   December 31
                                   1996            1995            1994            1996          1995          1994
                            -----------     -----------     -----------     -----------   -----------   -----------
Consumer
 price
 index, in
 points                           143.1           129.4           119.7            10.6           8.1          14.6

Consumer price
 index, (latest
 known index)
 in points                        142.0           127.9           118.7            11.0           7.8          14.3

Exchange
 rate
 of the
 U.S. dollar,
 in NIS                           3.251           3.135           3.018             3.7           3.9           1.1

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

     D.   Accounting policies (cont'd)

     16.  Earnings per share

          Earnings per share were calculated in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the par value of the issued and paid up share capital outstanding during the year as stated in Note 34D.


     17.  Restatement of comparative figures

          The comparative figures have been restated so as to retroactively correct the accounting treatment of the recognition of profit from construction work of a subsidiary. Under the new treatment income from the sale of building units is recognized under the percentage of completion method when all of the units in the project have been sold. While under the previously used method income was recognized, in certain cases, when the overwhelming majority of the units had been sold. The restatement resulted in an increase in the net earnings of the year ended December 31, 1995 of NIS 1,833 thousand and a decrease in the earnings of the year ended December 31, 1994.

          A.  Effect on the net earnings:
                                                                   Consolidated
                                                   ----------------------------
                                                            1995           1994
                                                   -------------  -------------
                                                   NIS thousands  NIS thousands
                                                   -------------  -------------

     Net earnings as previously reported                 53,708          33,928

     Effect of the restatement:
     Increase (decrease) in income from sale of
      apartments                                         16,945         (16,945)
     Decrease (increase) in cost of apartments sold     (12,189)         12,189
     Decrease (increase) in income tax                   (1,759)          1,759
     Minority interest in earnings                       (1,164)          1,164
                                                   -------------  -------------

     Net earnings after restatement                      55,601          32,095
                                                   -------------  -------------


          B.   Effect on each NIS 1 par value of the share capital:

                                                                   Consolidated
                                                   ----------------------------
                                                            1995           1994
                                                   -------------  -------------
                                                   NIS thousands  NIS thousands
                                                   -------------  -------------
     Net earnings per share par value of NIS 1 -
      As previously reported                              14.73            9.29
      Effect of the restatement                            0.50           (0.50)
                                                   -------------  -------------

     Net earnings per share after restatement             15.23            8.79
                                                   =============  =============

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 2 - Cash and Cash Equivalents

                                         Consolidated                      The Company
                                 ----------------------------      ----------------------------
                                 December 31      December 31      December 31      December 31
                                        1996             1995             1996             1995
                                 -----------      -----------      -----------      -----------

     Short-term deposits with banks   53,151           20,288            1,075              839
     Cash at bank                      1,412              344                1                8
                                 -----------      -----------      -----------      -----------

                                      54,563           20,632            1,076              847
                                 ===========      ===========      ===========      ===========

Note 3 - Marketable Securities

                                         Consolidated                      The Company
                                 ----------------------------      ----------------------------
                                 December 31      December 31      December 31      December 31
                                        1996             1995             1996             1995
                                 -----------      -----------      -----------      -----------

     Government loans                 21,400           15,562
     Mutual fund certificates          7,878           15,208
     Debentures issued by a
      subsidiary*                                                       584              665
     Other debentures                  2,490            1,294
     Shares                              470              897
     Convertible securities              216               63
                                 -----------      -----------      -----------      -----------

                                      32,454           33,024           584              665
                                 ===========      ===========      ===========      ===========

     *    See Note 20 C (1)

Note 4 - Trade Receivables

     A.   Composed of:
                                                             Consolidated
                                                      December 31   December 31
                                                      -----------   -----------
                                                             1996          1995
                                                      -----------   -----------

     Purchasers of apartments and shops                    28,586        15,988
     With respect to rentals and warehousing*               6,612         5,504
     With respect to air conditioning and other*            2,033         2,430
     Notes receivable                                       2,199         1,416
                                                      -----------   -----------

                                                           39,430        25,338
                                                      ===========   ===========

     *    After deduction of allowance for
           doubtful debts                                     840           730
                                                      ===========   ===========

     B. Purchasers of apartments are linked mainly to the construction inputs index.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 5 - Other Receivables and Debit Balances

                                    Consolidated                   The Company
                              --------------------------    --------------------------
                              December 31    December 31    December 31    December 31
                                     1996           1995           1996           1995
                              -----------    -----------    -----------    -----------

     Current maturities of
      long-term deposits            1,728          1,744
     Accrued income                 7,246          8,867            109              1
     Purchasers of land*            1,405          1,641
     Future tax benefits            4,842          2,515          3,220          1,675
     Deposits and prepaid expenses    658          1,471              8
     Advances to Tax Authorities
      less provisions               3,644          1,500
     Employees                        292            365             12             17
     Other debtors                  2,130          1,695            160              8
     Israel Treasury - value
      added tax                       248         17,789                         1,589
                              -----------    -----------    -----------    -----------

                                   22,193         37,587          3,509          3,290
                              ===========    ===========    ===========    ===========

     *    Balance linked mainly to U.S. dollar.

Note 6 - Apartments and Other Inventories
                                                             Consolidated
                                                      -------------------------
                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------

     Apartments in completed building                      16,582         8,774
     Air-conditioning equipment and other                   1,026         1,252
                                                      -----------   -----------

                                                           17,608        10,026
                                                      ===========   ===========

Note 7 - Building Projects Under Construction

                                    Consolidated              The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1996         1995         1996         1995
                              -----------  -----------  -----------  -----------

     Land                          68,636       40,772        4,361        1,454
     Construction work             99,024       62,966        2,880        1,305
                              -----------  -----------  -----------  -----------

     Land and construction works  167,660      103,738        7,241        2,759
     Less - Advances from
      apartment purchasers
                                   91,184       65,353          565        1,779
                              -----------  -----------  -----------  -----------

                                   76,476       38,385        6,676          980
                              ===========  ===========  ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 8 - Land

                                    Consolidated                 The Company
                              -------------------------   -------------------------
                              December 31   December 31   December 31   December 31
                                     1996          1995          1996          1995
                              -----------   -----------   -----------   -----------
     A.   Composed of:
          Freehold land (1)       214,520       221,050        19,309        18,255
          Leasehold land          167,645       102,273
          Stores in completed
           buildings and other
           installations            5,033         4,949
          Parking lot and sports
           center                   2,958         2,841
          Expenses relating to
           future stages of
           construction             1,421         1,844
                              -----------   -----------   -----------   -----------

                                  391,577       332,957        19,309        18,255
                              ===========   ===========   ===========   ===========

     (1) Including NIS 1.9 million in rights to land which have not yet been registered in the name of the subsidiary (the subsidiary did register a caveat).

          The land ownership rights in the area in which the land is located are in the process of being formalized. Once the process is completed the rights will be registered in the name of the Company.

     B. In the opinion of Management the value of land exceeds the value stated in the balance sheet.


     C.   Leasehold rights in land:
                                                        The lease        Cost
                                                        expires in
                                                        ----------   --------
          Capitalized leasehold                               2048    166,830
          Uncapitalized leasehold                             2040        815 *
                                                                     --------
                                                                      167,645
                                                                     ========

     * The land has not as yet been registered in the name of the Company at the Land Registry Office.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 9 - Long-term Deposits and Loans

     A.   Compositition

     (1)  In the consolidated balance sheet:
                                                                   December 31
                                       December 31, 1996                  1995
                              -----------------------------------   ----------
                     Interest       Total     Current     Balance     Balance
                         rate              maturities
                     --------   ---------  ----------   ---------   ---------
                            %
                     --------
     Deposits
      with banks -
     For the
      granting
      of loans to
      apartment
      purchasers          6-4          61          29          32          40
     For deposit
      with the
      Israel Treasury    5.25       1,699       1,699           -       1,693
     Loans to employees             1,059           -       1,059           -
                                ---------  ----------   ---------   ---------

                                    2,819       1,728       1,091       1,733
                                =========  ==========   =========   =========


     (2)  In the company balance sheet:

          Loans to employees  -     1,059                  1,059
                                =========             ==========

     B.   The deposits are linked to the consumer price index.

     C. A bank has a right of set-off against long-term deposits amounting to NIS 61 thousand (December 31, 1995 - NIS 91 thousand), in connection with guarantees given to apartment purchasers on behalf of subsidiaries.

     D. (1) Classification of long-term deposits and loans by years of maturity:

                                                            Consolidated
                                                      ------------------------
                                                      December 31  December 31
                                                             1996         1995
                                                      -----------  -----------

               Within 12 months - current maturities        1,728       1,744
                                                      ===========  ===========

               During second year                              32       1,733
                                                      ===========  ===========

          (2) Loans to employees in connection with the purchase of shares, as described in Note 32C are repayable after five years from the date of the prospectus. The loans can be repaid early, fully or partially, at the option of the employee.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

     A.   Consolidated balance sheet

     1.   Composition:

                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------
                                                            Total         Total
                                                      -----------   -----------

     Affiliated companies

     Shares at cost, include -
      Adjusted net asset value at the date of
      acquisition (a)                                      97,451        88,574

      Initial difference, net                               5,010         5,089
                                                      -----------   -----------

                                                          102,461        93,663

     Add -
     The Company's share in the net post-
      acquisition profits                                  25,214        20,455

     Total amounts of the initial difference
      amortized                                            (1,069)         (606)
                                                      -----------   -----------

     Book value of shares (b)                             126,606       113,512
                                                      -----------   -----------

     Other company                                            371           371
                                                      -----------   -----------

                                                          126,977       113,883
                                                      ===========   ===========

     (a) The investment is presented net of dividends distributed by an affiliated company out of pre-acquisition earnings, amounting to NIS 4,523 thousand.

     (b) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 91,755 thousand (December 31, 1995 - NIS 78,963 thousand). The market value of these shares at balance sheet date is NIS 109,062 thousand (December 31, 1995 - NIS 106,733 thousand).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

     A.   Consolidated balance sheet (cont'd)

     2. The following are details pertaining to proportionally consolidated subsidiaries which were included in the consolidated financial statements of the company as at December 31, 1996 and 1995:

                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------
     (a)  Balance sheet data

     Assets:
     Current assets                                         1,299           830
     Fixed assets                                          60,296        58,889
                                                      -----------   -----------

                                                           61,595        59,719
                                                      -----------   -----------

     Liabilities and shareholders' equity:
     Current liabilities                                    1,674         4,370
     Long-term liabilities                                 45,253        41,677
     Shareholders' equity                                  14,668        13,672
                                                      -----------   -----------

                                                           61,595        59,719
                                                      ===========   ===========


     (b)  Statements of earnings
                                                       Year ended    Year ended
                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------

     Income                                                 4,392       2,615
                                                      -----------   -----------

     Costs and expenses:

     Property maintenance                                     357         168

     Administrative and general                               510         304

     Financing, net                                           682         662

     Depreciation                                           1,280       1,164
                                                      -----------   -----------

                                                            2,829       2,258
                                                      -----------   -----------

     Earnings before taxes                                  1,563         357

     Taxes on income                                          566         174
                                                      -----------   -----------

                                                              997         183
                                                      ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee and Other Companies (cont'd)

B.   Company balance sheet

                             Subsidiaries  Proportionally     Affiliated    December 31    December 31
                                             consolidated      companies           1996           1995
                                             subsidiaries                         Total          Total
                             ------------  --------------     ----------    -----------    -----------

Shares at cost, include -
Adjusted net asset
 value at the date of
 acquisition                      270,694           4,104         12,059        286,857        200,448

Initial difference, net            10,489                          4,056         14,545         13,221
                             ------------  --------------     ----------    -----------    -----------

                                  281,183           4,104         16,115        301,402        213,669

Add -
The Company's share in
 the net post-acquisition
 profits                          481,324             331          1,109        482,764        434,869

Total amounts of the
 initial difference
 amortized                         (5,170)                          (598)        (5,768)        (5,456)
                             ------------  --------------     ----------    -----------    -----------


Book value of shares (1)          757,337           4,435         16,626        778,398        643,082

Loans (2)                                          10,371                        10,371         11,108
                             ------------  --------------     ----------    -----------    -----------

                                  757,337          14,806         16,626        788,769        654,190

Other company                                                        371            371            371
                             ------------  --------------     ----------    -----------    -----------

                                  757,337          14,806         16,997        789,140        654,561
                             ============  ==============     ==========    ===========    ===========

     (1) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 726,432 thousand (December 31, 1995 - NIS 556,293 thousand). The market value of these shares at balance sheet date is NIS 783,680 thousand (December 31, 1995 - NIS 793,940 thousand).

     (2) The loans to investee companies are linked to the consumer price index, bear annual interest rates of 7% (December 31, 1995 - up to 6% annually) and have no specific repayment date.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets

A.   Consolidated balance sheet:

                        Commercial
                         buildings     Buildings         Land  Plantations   Vehicles  Machinery      Other      Total       Total
                            leased         under     intended          and                   and     assets
                           out and  construction      for the   irrigation             equipment
                            office               construction      network
                          premises               of buildings
                                                      thereon                                              December 31  December 31
                               (1)           (1)       (1)(2)       (3)(4)                                        1996         1995
                         ---------     ---------    ---------  -----------   --------  ---------  --------- ----------  -----------
Cost
Balance at beginning
 of year                   643,944        53,087      239,947        7,572      4,738      6,603      8,093    963,984      785,458
Additions                   76,972        48,451          112           36        922         99        936    127,528      179,406
Transfers                    7,522        (7,552)
Disposals                     (134)       (1,004)         (16)                 (1,004)       (16)      (536)    (1,690)        (880)
                         ---------     ---------    ---------  -----------   --------  ---------  --------- ----------  -----------

Balance at end of year     728,304       101,538      232,537        7,608      4,656      6,686      8,493  1,089,822      963,984
                         ---------     ---------    ---------  -----------   --------  ---------  --------- ----------  -----------

Accumulated depreciation
Balance at beginning
 of year                   236,098                                   6,392      2,090      5,541      5,463    255,584      240,455
Additions                   15,892                                       2        651        285        675     17,505       15,906
Disposals                                                                        (629)       (13)      (475)    (1,117)        (777)
                         ---------     ---------    ---------  -----------   --------  ---------  --------- ----------  -----------

Balance at end of year     251,990                                   6,394      2,112      5,813      5,663    271,972      255,584
                         ---------     ---------    ---------  -----------   --------  ---------  --------- ----------  -----------

Depreciated cost
 as at December 31, 1996   476,314       101,538      232,537        1,214      2,544        873      2,830    817,850
                         =========     =========    =========  ===========   ========  =========  ========= ==========

Depreciated cost
 as at December 31, 1995   407,846        53,097      239,947        1,178      2,648      1,062      2,632                 708,400
                         =========     =========    =========  ===========   ========  =========  =========             ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

     A.   Consolidated balance sheet: (cont'd)

     (1) Including rights in land aggregating NIS 336,170 thousand. The land is, for the most part, registered in the names of the Company and the subsidiaries. Part of the land, of an adjusted cost of NIS 172,265 thousand, is freehold land of the Company and the subsidiaries. Another part, of an adjusted cost of NIS 163,905 thousand, is leasehold land, leased by subsidiaries (of which NIS 159,025 capitalized lease). The lease is for various periods up to 2042, with the option for extension for another 49 years. Part of the land has not yet been registered in the names of the companies, mainly because the land ownership rights have not yet been formalized in certain areas where some of the property is located.

     (2) A development contract has been signed relating to land of a cost of NIS 12,995 thousand between two subsidiaries and the Israel Lands Authority for which the companies are committed to bear all the costs of development and construction until January 1997, after extension. After the fulfillment of this commitment a lease will be signed between the parties for a period of 49 years.

     (3) The plantations are on land area totalling 674 dunams (freehold land - 437 dunams, leasehold land - 237 dunams, leased until the year 2062 and thereafter).

     (4) Including land of a value of NIS 360 thousand, in respect of which the Residential Building Commission approved a plan to rezone the land from agricultural land to land for residential and commercial purposes.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

B.   The Company balance sheet:

                                           Building            Land   Vehicles     Other        Total           Total
                                             leased        intended               assets
                                            out and         for the
                                             office    construction
                                           premises    of buildings
                                                  *         thereon                       December 31     December 31
                                                                                                 1996            1995
                                        -----------  --------------   --------   -------  -----------     -----------
Cost

Balance at beginning of year                 32,502          13,190        849       837       47,378          44,924
Additions                                                       111                   35          146           2,856
Disposals                                                                 (125)      (83)        (208)           (402)
                                        -----------  --------------   --------   -------  -----------     -----------

Balance at end of year                       32,502          13,301        724       789       47,316          47,378
                                        -----------  --------------   --------   -------  -----------     -----------

Accumulated depreciation

Balance at beginning of year                 17,859                        400       161       18,420          17,651
Additions                                       898                        114       142        1,154           1,137
Disposals                                                                 (118)      (78)        (196)           (368)
                                        -----------  --------------   --------   -------  -----------     -----------

Balance at end of year                       18,757                        396       225       19,378          18,420
                                        -----------  --------------   --------   -------  -----------     -----------

Depreciated cost as at December 31, 1996     13,745          13,301        328       564       27,938
                                        ===========  ==============   ========   =======  ===========

Depreciated cost as at December 31, 1995     14,643          13,190        449       676                       28,958
                                        ===========  ==============   ========   =======                  ===========

*    Includes rights in land amounting to NIS 7,843.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

     C.   Rates of depreciation

                                                                            %
                                                                    ---------
     Buildings                                                          2 - 4
     Plantations and irrigation plants                                15 - 20
     Vehicles                                                              15
     Machinery and equipment                                          10 - 20
     Other assets                                                      6 - 20

Note 12 - Deferred Charges and Other Assets

                                             Cost   Accumulated
                                                   amortization            Amortized cost
                                       ----------  ------------  ------------------------
                                                                 December 31  December 31
                                                                        1996         1995
     A.   Consolidated                                           -----------  -----------

     Deferred charges -
     Capital raising expenses              13,475         7,759        5,716        3,750
     Taxes in connection with
      unrealized profits from
      real estate transactions              3,265         1,027        2,238        2,440
     Vacating payments                        112           112                        30
                                       ----------  ------------  -----------  -----------

     Deferred charges                      16,852         8,898        7,954        6,220

     Other assets - initial difference      5,404           267        5,137        3,506
                                       ----------  ------------  -----------  -----------

                                           22,256         9,165       13,091        9,726
                                       ==========  ============  ===========  ===========

     B.   The Company

     Deferred charges -
     Taxes in connection with
      unrealized profits from
      real estate transactions                650           272          378          405
                                       ==========  ============  ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 13 - Advances from Purchasers of Apartments and Others, Net

                                      Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1996         1995         1996         1995
                              -----------  -----------  -----------  -----------

     Advances from purchasers      29,033       13,722       26,577        5,493
                              -----------  -----------  -----------  -----------

     Less - land                    2,081        1,981        2,081        1,454
            construction work      15,885        9,395       15,042        3,088
                              -----------  -----------  -----------  -----------

                                   17,966       11,376       17,123        4,542
                              -----------  -----------  -----------  -----------
                                   11,067        2,346        9,454          951
                              ===========  ===========  ===========  ===========

Note 14 - Credit from Banking Entities

                                                 Consolidated       The Company
                               Terms of   ------------------------  -----------
                                linkage   December 31  December 31  December 31
                           and interest          1996         1995         1996
                         --------------   -----------  -----------  -----------

     Overdraft               Prime + 1%           459          358          349
     Import financing      German Marks         2,451        1,612
     Short-term loans     15.1% - 15.7%         9,342       24,867
                                          -----------  -----------  -----------
                                               12,252       26,837          349
                                          ===========  ===========  ===========

Note 15 - Suppliers and Subcontractors

                                                            Consolidated
                                                      ------------------------
                                                      December 31  December 31
                                                             1996        1995
                                                      -----------  -----------

     Provision for completion of construction              21,968      10,749
     Current accounts                                       7,373      16,547
     Checks and notes payable                               2,177       1,598
                                                      -----------  -----------

                                                           31,518      28,894
                                                      ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 16 - Creditors and Credit Balances

                                        Consolidated                       The Company
                               -----------------------------       -----------------------------
                               December 31       December 31       December 31       December 31
                                      1996              1995              1996              1995
                               -----------       -----------       -----------       -----------

Sellers of land                     11,832            35,379
Income received in advance           2,200             4,554                71               125
Employees and other liabilities
 related to salaries                 3,952             3,743             1,283             1,137
Withholdings and taxes
 remittable                         11,544            16,198             2,144               446
Subsidiary current account*                                             39,153            12,322
Liability relating to
 appreciation tax and
 consent fees                        8,758             9,586
Expenses payable                    11,477             5,166             1,032               795
Others                               4,856             4,627                63               245
                               -----------       -----------       -----------       -----------

                                    54,619            79,253            43,746            15,070
                               ===========       ===========       ===========       ===========

* Bear annual interest at prime rate + 1.5% (1995 - bear annual interest at prime rate + 1%).

Note 17 - Deferred Taxes

1.   Composition:

                      In respect of     In respect of          Other          Total          Total
                        depreciable          building         timing
                              fixed          projects    differences    December 31    December 31
                             assets     less advances                          1996           1995
                      --------------    -------------    -----------    -----------    -----------

a.   Consolidated

Balance as at
 beginning of year           (6,891)          (19,567)         4,921        (21,537)      (23,713)
Changes                         (39)           (5,498)         1,663         (3,874)        2,176
                      --------------    -------------    -----------    -----------    -----------
Balance as at
 end of year                 (6,930)          (25,065)         6,584        (25,411)      (21,537)
                      ==============    =============    ===========    ===========    ===========

b. The Company

Balance as at
 beginning of year              (24)                           1,675          1,651            346
Changes                          (2)                           1,605          1,543          1,305
                      --------------    -------------    -----------    -----------    -----------
Balance as at
 end of year                    (26)                           3,280          3,194          1,651
                      ==============    =============    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 17 - Deferred Taxes (cont'd)

     2.   The deferred taxes are stated as follows:

                                    Consolidated               The Company
                              ------------------------  -----------------------
                              December 31  December 31  December 31 December 31
                                     1996         1995         1996        1995
                              -----------  -----------  ----------- -----------

     Under current assets           4,842        2,515        3,220       1,675
     Under current liabilities    (13,908)      (5,363)
     Under long-term liabilities  (16,345)     (18,689)         (26)        (24)
                              -----------  -----------  ----------- -----------

                                  (25,411)     (21,537)       3,194       1,651
                              ===========  ===========  =========== ===========

Note 18 - Long-term Liabilities

     A.   Composition:

                                            Consolidated                         The Company
                                    -----------------------------       -----------------------------
                                    December 31       December 31       December 31       December 31
                                           1996              1995              1996              1995
                                    -----------       -----------       -----------       -----------

Debentures convertible
 to shares (1)                           49,008             4,869
Debentures (2)                           37,964            45,238
Liabilities to banks(3)                  78,529           112,290               348               693
Liabilities to provident funds(4)       128,372                 -                 -                 -
Other liabilities (5)                    59,463            58,617                               7,980
                                    -----------       -----------       -----------       -----------

                                        353,336           221,014               348             8,673
                                    ===========       ===========       ===========       ===========

     (1)  Debentures convertible into shares

     Composition:

                                                            Consolidated
                                                      -------------------------
                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------

          Total debentures convertible to shares
           Hadarim Properties Ltd (a)                      49,008             -
           Bayside Land Corporaiton Ltd. (b)                4,898         9,738
           Current maturities                              (4,898)       (4,869)
                                                      -----------   -----------

                                                           49,008         4,869
                                                      ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

     A.   Composition: (cont'd)

     (a) Convertible debentures, with a balance, as at balance sheet date, of NIS 49,008 thousand were issued by Hadarim Properties Ltd. (a subsidiary) per a prospectus published on February 28, 1996.

          The debentures bear interest at the rate of 3.5% p.a.. Both principal and interest are linked to the CPI published for February 1996, and they are redeemable on February 28 of each year from 1998 to 2005. The debentures can be converted into shares on any business day, beginning with the day they are registered for trading and until February 8, 2001 at the conversion price of NIS 80 par value of debentures per each ordinary shares of a par value of NIS 1. After February 8, 2001 the debentures will no longer be convertible.

          The market value of the debentures as at December is NIS 53,238 thousand.

          The debentures are secured by a fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary is free to pledge its assets without limitation as to amount and degree, including the registering of charges on additional debenture series, without the necessity of obtaining the consent of the trustee.

     (b) Debentures convertible into shares, the balance of which at balance sheet date was NIS 4,898 thousand, were issued by Bayside Land Corporation Ltd. (subsidiary) per a prospectus published on May 5, 1993. The debentures bear interest at the rate of 0.1% per annum and are linked (principal and interest) to the consumer price index. The balance is payable on June 30, 1997. Alternatively, conversion is permitted on any business day until June 9, 1997 into regular shares of NIS 1 par value of Bayside Land Corporation Ltd. at the conversion rate of NIS 192 nominal value of debentures for one share of NIS 1 par value (19,220%), subject to adjustments.

          In 1995, the Company paid for redemption of debentures (par value of NIS 4,900 thousand (1995 - NIS 4,935 thousand).

          In 1995, debentures of a par value of NIS 32 thousand were converted into 169 ordinary shares. The market value of the debentures as at December 31, 1996 is NIS 4,912 thousand.

          The debentures are secured by a first fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary undertook not to create any lien on existing assets to secure any debt or liability without creating a similar lien of like kind and degree in favor of the trustee until redemption and/or conversion of all the debentures from this issue.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

     A.   Composition: (cont'd)

     (2)  Debentures

     Composition:
                                                            Consolidated
                                                      -------------------------
                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------

     Total debentures                                      45,525        52,769
     Current maturities                                    (7,561)       (7,531)
                                                      -----------   -----------

                                                           37,964        45,238
                                                      ===========   ===========

     Series - 6 and 7

     Debentures from these series were issued in the past by the Property and Building Corporation Limited, and transferred to Property and Building (Finance 1986) Limited (subsidiary) under the framework of a reorganization between the companies which was approved by the court, effective from July 1, 1987, together with the long-term deposits whose source was the proceeds from the issue of the debentures. These debentures, the balance of which at balance sheet date amount to NIS 2,732 thousand (December 31, 1995 - NIS 5,443 thousand), bear interest at the rate of 5% per annum and are linked (principle and interest) to the consumer price index. The redemption dates of the balance of debentures are in the years up to 1997.


     Series B

     Debentures from this series, the balance of which as at the balance sheet date was NIS 43,460 thousand were issued by the Property and Building (Finance 1986) Limited (subsidiary) per the prospectus published on July 29, 1990. The debentures bear interest at the rate of 1.85% per annum and are linked (principal and interest) to the consumer price index. The redemption dates are in the years 1996 - 2005. The debentures were issued to the public at a price of NIS 90 for every NIS 100 nominal value of debenture.


     Guarantees

     In respect of debentures of Series 6 and 7 a lien has been recorded on all the assets of the Company and of the subsidiary company. Debentures from Series B are secured by way of an equal first floating charge on all assets of the subsidiary company. The Company has guaranteed the full redemption of all the debentures issued and has undertook not to create in the future any lien on its assets so long as the series B debentures are not fully redeemed.

     Assurance of regular trading of debentures - See Note 20C(1).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

     A.   Composition: (cont'd)

     (3)  Liabilities to banks
                                                       December 31   December 31
                     Interest                 Current         1996          1995
                         rate     Total    maturities      Balance       Balance
                    ---------  --------   -----------  -----------  ------------
                            %
                    ---------
     Consolidated
      balance sheet 4.95-5.55   112,709        34,180       78,529       112,290
                               ========   ===========  ===========  ============

     Company balance
      sheet              5.75       696           348          348           693
                               ========   ===========  ===========  ============


     (4)  Liabilities to
           provident funds

     Consolidated
      balance sheet      4.9                               128,372
                                                       ===========

The liabilities at (3) and (4) are linked to the consumer price index.

     (5)  Other long-term
           liabilities

     Consolidated
      balance sheet
     Sellers of land (1)            880           880            -         7,800
     Liabilities for
      construction (2)           59,463                     59,463        50,817
                               --------   -----------  -----------  ------------

                                 60,343           880       59,463        58,617
                               ========   ===========  ===========  ============


     Company balance sheet

     Subsidiary
      company (3)    5.25-5.5     8,012         8,01             -         7,980
                               ========   ===========  ===========  ============

     (1) The liability is one half linked to the CPI and one half to the U.S. dollar. It bears interest of 2% p.a. and is repayable in 1997.
     (2) The liability is non-interest bearing and is linked to the construction input index (pertaining to an amount of NIS 48,811 - see also Note 20C(5).
     (3)  The loan is linked to the consumer price index.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

     B.   Classification of long-term liabilities by years of maturity

                                    Consolidated            The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1996         1995         1996         1995
                              -----------  -----------  -----------  -----------
     Within 12 months -
      current maturities           47,519       14,485        8,360       18,978
                              ===========  ===========  ===========  ===========

     During second year            34,267       47,345          348        8,327
     During third year             36,546        5,156                       346
     During fourth year           114,726        4,809
     During fifth year             36,546       82,707
     Beyond fifth year till 2005   71,788       22,380
     Without redemption date *     59,463       58,617
                              -----------  -----------  -----------  -----------

                                  353,336      221,014          348        8,673
                              ===========  ===========  ===========  ===========

     *    Liabilities pertaining to construction and land sellers.

Note 19 - Liability For Employee Severance Benefits, net

     A. The commitments in respect of employee severance pay of the Company and of its subsidiaries are fully covered by deposits with severance pay funds, profits and linkage increments accrued thereon, insurance policies and provisions. With respect to the major part of the above-mentioned sums, the Group companies have no rights of withdrawal.

     B.   Composition

                                               Consolidated             The Company
                                        ------------------------  ------------------------
                                        December 31  December 31  December 31  December 31
                                               1996         1995         1996         1995
                                        -----------  -----------  -----------  -----------
          Liability in respect of
           employee severance*                7,622        7,667          370          337
          Less - amounts funded*              5,390        5,356          369          337
                                        -----------  -----------  -----------  -----------

                                              2,232        2,311            1            -
                                        ===========  ===========  ===========  ===========

          * Not including the surrender values of insurance policies for severance pay.


     C. A wholly-owned subsidiary is committed to a retirement arrangement with a widow of an ex-general manager of the subsidiary. Based on an independent actuary's opinion, a liability amounting to NIS 2.1 million (December 31, 1995 - NIS 2.3 millions) is included in the balance sheet.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 20 - Contingent Liabilities and Commitments

     A.   Contingent liabilities

                                     Consolidated             The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1996         1995         1996         1995
                              -----------  -----------  -----------  -----------

     1.   Guarantees Granted

     (a)  In respect of dwelling
           purchase insurance*        248          278          248          278

     (b)  On behalf of subsidiaries
           in respect of -
           Performance guarantees                   15                        15
           Debentures                                        46,245       53,542
           Securing payments in
           respect of the purchase
           of land**                                                      15,958

          *    See also Note 9C.
          ** Relating to implementation guarantees. The Company balance sheet includes also guarantees relating to debentures issued.

     The guarantees are linked mainly to the consumer price index and partly to the construction inputs index and to the rate of the U.S. dollar.

     2. A legal suit has been filed against a subsidiary regarding the distribution of the profit from a project which was executed in the years 1981-1985. The plaintiff contends that a partnership, with which the Company had an agreement, is entitled to receive a share in the profits in a cumulative amount of NIS 7,087 thousand as at balance sheet date. The plaintiff who claims that he is entitled to one half of the profits of the partnership, is demanding that the said subsidiary pay him NIS 3,449 plus legal costs connected with the claim and interest and linkage increments. The subsidiary has filed a statement of defense against the said claim in which it denies the facts stated in the statement of claim. The subsidiary has made no provision in its books in respect thereto.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------


Note 20 - Contingent Liabilities and Commitments (cont'd)


     B.   Liens

     (1) A subsidiary has pledged real estate purchased in 1995 as well as the assets and anticipated receipts of a project in favor of a bank (an interested party) in respect of the financing accompaniment to the project.

     (2) Another subsidiary has rights in land in favor of banks to secure loans received to finance its acquisition. The Company has also given a dollar linked promissory note in the amount of NIS 2.9 million as security as well as a bank guarantee in the amount of NIS 0.58 million linked to the dollar to secure the performance of its undertaking towards the Israel Lands Administration to develop the area.


     C.   Commitments

     1. Under the terms of a prospectus for the issue of debentures (series "B") by a subsidiary as stated in Note 18A.(2) the Company supplied a bank with debentures out of the aforementioned issue, in an amount of NIS 375,000 N.V. and cash of NIS 337,500 linked with terms identical to those of the debentures. The debentures and cash held by the bank will be used to ensure regular trading at the stock exchange and will be reduced proportionately to the repayment of the debentures. As at December 31, 1996, balances held by the bank, per the above arrangement, amounted to NIS 314,475 (nominal value) in debentures and NIS 810,000 in cash (including short-term deposits) (December 31, 1995
          - NIS 364,924 nominal value and NIS 730 thousand, in cash).

     2. There are commitments of the Company and subsidiaries in respect of the purchase of real estate, residential construction, and development and construction of building estimated as at balance sheet date at an approximate amount of NIS 215 million.

     3. A subsidiary leased part of a building to the Government of Israel for a term of 15 years, from the year 1992, with a right, of the lessee, to shorten the term to 12 years.

     4. The Company has signed an agreement with a subsidiary according to which the subsidiary will manage a construction project for the Company, and will receive a management fee at a given rate of the sales proceeds. During the current year, approximately NIS 569 thousand (1995 - NIS 177 thousand) was paid.

     5. During 1995, a subsidiary purchased 72% of the rights in 72 dunams of land at a price of approximately NIS 48.8 million that will be paid by way of construction services.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 20 - Contingent Liabilities and Commitments (cont'd)

     C.   Commitments (cont'd)

Note 21 - Income from Construction and Other Sources

                                                        Consolidated
                                          -------------------------------------
                                           Year ended   Year ended   Year ended
                                          December 31  December 31  December 31
                                                 1996         1995         1994
                                          -----------  -----------  -----------

     Apartments, stores and land              183,333      184,445      192,640
     Air-conditioning systems and others       30,607       34,236       25,190
     Citrus crop                                1,103        1,476          906
                                          -----------  -----------  -----------

                                              215,043      220,157      218,736
                                          ===========  ===========  ===========

Note 22 - The Company's Equity in the Net Earnings of Investee Companies

                                                        Consolidated                                 The Company
                                          -------------------------------------       -------------------------------------
                                           Year ended   Year ended   Year ended        Year ended   Year ended   Year ended
                                          December 31  December 31  December 31       December 31  December 31  December 31
                                                 1996         1995*        1994              1996         1995         1994
                                          -----------  -----------  -----------       -----------  -----------  -----------
The Company's
 equity, net, in
 the earnings
 of investee
 companies                                     12,327       12,515*       4,952            59,777       56,877*      28,777
Add - Portion
 of initial
 difference
 amortized                                       (463)        (445)        (222)             (312)        (384)          22
                                          -----------  -----------  -----------       -----------  -----------  -----------

                                               11,864       12,070        4,730            59,465       56,493       28,799
                                          ===========  ===========  ===========       ===========  ===========  ===========

Includes dividend
 received                                       7,617        8,728        1,719            11,927       10,442        6,864
                                          ===========  ===========  ===========       ===========  ===========  ===========

* In the past, the Company's equity in the earnings and in the net asset value of two affiliates was based on financial statements of the affiliates with a time lag of six months. Beginning with the Company's financial statements of September 30, 1996 the net asset value data of the affiliates is based on their up-to-date financial statements. As a result of the elimination of the time lag, the Company's equity in the earnings of affiliates increased by NIS 2,055 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 23 - Income from Investments and Fixed Assets

                                                        Consolidated                                 The Company
                                          -----------------------------------------    -----------------------------------------
                                           Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                          December 31    December 31    December 31    December 31    December 31    December 31
                                                 1996           1995           1994           1996           1995           1994
                                          -----------    -----------    -----------    -----------    -----------    -----------
Profit from
 issues of
 capital by
 investee companies                                50             58          4,243             50             58          4,243
Gains on
 realization of
 investments in
 investee companies                                                           1,248
Gains on sale
 of fixed
 assets and land                                2,606          6,156         12,319             19             50
                                          -----------    -----------    -----------    -----------    -----------    -----------

                                                2,656          6,214         17,810             69            108          4,243
                                          ===========    ===========    ===========    ===========    ===========    ===========


Note 24 - Income from Securities, Financing and Other Income

                                                        Consolidated                                 The Company
                                          -----------------------------------------    -----------------------------------------
                                           Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                          December 31    December 31    December 31    December 31    December 31    December 31
                                                 1996           1995           1994           1996           1995           1994
                                          -----------    -----------    -----------    -----------    -----------    -----------

Gains relating to
 marketable
 securities -
Appreciation
 in value                                       1,119            397                            22
Interest from
 securities                                       962          1,355                            13
                                          -----------    -----------                   -----------    -----------    -----------

                                                2,081          1,752                            35
Interest -
 From banks
  and others                                    2,838          2,574          1,930                            35            195
 From investee
  companies                                                                      62            701            630            123
Management fees                                 1,401          1,944          1,902          1,584          1,515          1,311
Decrease in the
 liability
 for pensions                                                                 2,304
Other income                                      150          1,250
                                          -----------    -----------    -----------    -----------    -----------    -----------

                                                6,470          7,520          6,198          2,320          2,180          1,629
                                          ===========    ===========    ===========    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 25 - Construction and Other Costs
                                                        Consolidated
                                          -------------------------------------
                                           Year ended   Year ended   Year ended
                                          December 31  December 31  December 31
                                                 1996         1995         1994
                                          -----------  -----------  -----------
     Apartments, shops and land -
     Construction expenses                     96,472      123,305      124,300
     Land                                      19,991       15,186       21,299
     Change in inventories of apartments
      and shops                                 5,285       (5,773)         760
                                          -----------  -----------  -----------

                                              121,748      132,718      146,359
                                          -----------  -----------  -----------

     Air-conditioning systems and others -
     Materials and installation*               24,817       30,750       22,660
     Change in inventories of air-conditioning
      and other equipment                       3,359       (1,187)        (984)
                                          -----------  -----------  -----------

                                               28,176       29,563       21,676
                                          -----------  -----------  -----------
     Citrus crop -
     Cultivating and picking expenses           1,135        1,169        1,060
                                          -----------  -----------  -----------

                                              151,059      163,450      169,095
                                          ===========  ===========  ===========

*    Includes depreciation                        520          540          474
                                          ===========  ===========  ===========

Note 26 - Administrative and General Expenses

                                                         Consolidated                                 The Company
                                           -----------------------------------------    -----------------------------------------
                                            Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                           December 31    December 31    December 31    December 31    December 31    December 31
                                           -----------------------------------------    -----------------------------------------
                                                  1996           1995           1994           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------    -----------
Salaries and
 related
 expenses                                       20,753         19,109         17,045          5,161          4,709          4,132
Directors' fees                                    898            865            766            278            279            276
Professional
 services                                        2,273          2,650          1,991            165            245            278
Office
 maintenance                                     2,744          3,135          2,806            840            953            736
Other                                            2,692          2,728          1,950            385            480            398
                                           -----------    -----------    -----------    -----------    -----------    -----------

                                                29,360         28,487         24,558          6,829          6,666          5,820
Less -
Directors' fees
 received from
 affiliated
 companies                                        (292)          (255)          (290)
Participation
 in expenses
 by a subsidiary                                                                               (441)          (437)          (421)
                                           -----------    -----------    -----------    -----------    -----------    -----------

                                                29,068         28,232         24,268          6,388          6,229          5,399
                                           ===========    ===========    ===========    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 27 - Selling and Marketing Expenses
                                                        Consolidated
                                          -------------------------------------
                                           Year ended   Year ended   Year ended
                                          December 31  December 31  December 31
                                          -------------------------------------
                                                 1996         1995         1994
                                          -----------  -----------  -----------

     Salaries and related expenses              1,240        1,231          973
     Advertising and others                     2,328        1,913        1,576
                                          -----------  -----------  -----------

                                                3,568        3,144        2,549
                                          ===========  ===========  ===========

Note 28 - Depreciation and Amortization

                                                         Consolidated                                 The Company
                                           -----------------------------------------    -----------------------------------------
                                            Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                           December 31    December 31    December 31    December 31    December 31    December 31
                                                  1996           1995           1994           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------    -----------
Depreciation                                    16,985         15,366         14,050          1,154          1,137          1,108
Amortization                                     1,579          1,511          1,274             26             26             27
                                           -----------    -----------    -----------    -----------    -----------    -----------

                                                18,564         16,877         15,324          1,180          1,163          1,135
                                           ===========    ===========    ===========    ===========    ===========    ===========

Note 29 - Financing Expenses

                                                         Consolidated                                 The Company
                                           -----------------------------------------    -----------------------------------------
                                            Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                           December 31    December 31    December 31    December 31    December 31    December 31
                                                  1996           1995           1994           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------    -----------
Decrease in value
 of securities                                                                33,591                            34             27
Interest on
 securities                                                                   (1,505)                          (14)           (10)
                                                                          ----------                   -----------    -----------
                                                                              32,086                            20             17

To investee companies                                                                        2,901           2,629            837
In respect
 of debentures                                   3,781          1,178          1,377
To banks and others                             11,616          3,566            535            18                            166
To income tax
 authority                                           6                           113
                                           -----------    -----------    -----------    -----------    -----------    -----------

                                                15,403          4,744         34,111         2,919           2,649          1,020
                                           ===========    ===========    ===========    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 30 - Taxes on Income

     A.   Tax under inflationary conditions

     The Income Tax Law (Adjustments for Inflation) - 1985, effective beginning with the 1985 tax year, put into practice measurements of the results for tax purposes, on a (non-inflationary) basis. The various adjustments required by the above Law are intended to result in the taxation based on the real income. This notwithstanding, the adjustment of the nominal profit according to the tax laws does not always equal the adjustment for inflation according to the opinions of the Institute of Certified Public Accountants in Israel. As a result there are differences between the adjusted profit per the financial statements and the adjusted profit for tax purposes.

     B.   Carryforward to coming years of losses and deductions for tax purposes

     Carryforward losses to coming years for tax purposes in subsidiary companies, adjusted for inflation are in the amount of NIS 17,689 thousand as at balance sheet date (December 31, 1995 - NIS 18,237 thousand). Losses from securities that are deductible in the future years against a real income from marketable securities amount to an adjusted amount of NIS 15,950 thousand at balance sheet date. Deductions for inflation of subsidiaries carried forward are in the amount of NIS 31,240 thousand (December 31, 1995 - NIS 20,398 thousand).

     B.   Carryforward to coming years of losses and deductions for tax purposes

     The balances of carryforward losses and the deduction for inflation are carried forward linked to the changes in the consumer price index as per the Law mentioned in A above.

     No deferred taxes have been created in respect of these carryforwards.


C.   Composition:

                                                         Consolidated                                 The Company
                                           -----------------------------------------    -----------------------------------------
                                            Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                           December 31    December 31    December 31    December 31    December 31    December 31
                                                  1996           1995           1994           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------    -----------
Provision for
 current year                                   35,896         45,801         38,937            687            929            364
Adjustments
 relating to
 prior years                                        85             18           (547)           (11)          (536)           (25)
Deferred taxes,
 net                                             3,874         (2,176)         1,127         (1,543)        (1,305)           (28)
                                           -----------    -----------    -----------    -----------    -----------    -----------

                                                39,855         43,643         39,517           (867)          (912)           311
                                           ===========    ===========    ===========    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 30 - Taxes on Income (cont'd)

D. Final tax assessments for the Company have been received through the years 1993. Subsidiary companies have received final assessments for tax years 1984-1994. One subsidiary has not received tax assessments since inception
     (1986).


E. Subsequent to balance sheet date, a subsidiary received "best judgement" assessments for the years 1990 to 1994, which reduced the losses claimed by an inflation adjusted amount of NIS 2,700 thousand. The subsidiary is contesting the assessment for 1990-1991.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 30 - Taxes on Income (cont'd)

F. The main differences between the theoretical tax on the reported income and the amount of the provision for taxes actually charged for the current year:

                                                           Consolidated                                 The Company
                                             -----------------------------------------    -----------------------------------------
                                              Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                             December 31    December 31    December 31    December 31    December 31    December 31
                                                    1996           1995           1994           1996           1995           1994
                                             -----------    -----------    -----------    -----------    -----------    -----------
Adjusted income
 before taxes
 per statement
 of earnings                                     121,851        124,338         87,197         56,870         52,856         34,239
                                             ===========    ===========    ===========    ===========    ===========    ===========

Statutory
 tax rate (%)                                         36             37             38             36             37             38
                                             ===========    ===========    ===========    ===========    ===========    ===========

Theoretical tax
 on the
 adjusted earnings                                43,866         46,005         33,134         20,473         19,557         13,011

Addition (saving) of tax, from:

Company's equity in
 the net earnings of
 investee companies                               (4,271)        (4,466)        (1,797)       (21,407)       (20,224)       (11,640)
Realization of
 investments in
 and gain on
 issue of capital
 by investee companies                               (18)           (21)        (2,024)           (25)           (21)        (1,612)
Expenses not recognized
 for tax purposes:
 Depreciation and
  amortization                                     2,538          3,405          3,252            303            295            318
Others                                               139            361            745            110            110            164
Inflationary
 erosion of advance
 tax payments                                      1,007            982          1,239              8             28             60
Income subject to
 reduced tax rates                                  (856)          (295)        (1,135)
Losses carried forward
 from prior years                                 (2,884)          (752)          (703)
Losses for which
 deferred taxes were
 not provided (mainly
 from securities)                                  1,146             33          9,338
Outside shareholder
 interest in
 joint venture                                      (155)          (288)          (995)
Other - mainly
 difference in
 inflationary
 adjustment principles
 for financial
 reporting purposes
 and for tax purposes                               (742)        (1,339)          (990)          (318)          (121)            10
Adjustments in relating
 to prior years                                       85             18           (547)           (11)          (536)             -
                                             -----------    -----------    -----------    -----------    -----------    -----------

                                                  39,855         43,643         39,517           (867)          (912)           311
                                             ===========    ===========    ===========    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 31 - Related Parties and Interested Parties

                                                            Consolidated                                 The Company
                                              -----------------------------------------    -----------------------------------------
                                               Year ended     Year ended     Year ended     Year ended     Year ended     Year ended
                                              December 31    December 31    December 31    December 31    December 31    December 31
                                                     1996           1995           1994           1996           1995           1994
                                              -----------    -----------    -----------    -----------    -----------    -----------
A.  Balance sheet data
Cash and security
 deposits at banks                                 72,462         21,188         28,125          2,721          1,512          1,458
Loans from banks
 and provident funds                              141,320         11,789          6,080          1,045          2,077          1,252
Loans from
 investee companies -
Creditors - Orchard
 cultivation and others                               361             90
Subsidiary -
 current account                                                                                29,153
Highest balance
 during the year                                                                                29,153

B.  Statement of
     earnings data

Financing income from
 deposits and loans

From investee companies                                                              62            701            630            123
From banks and others                               1,938          2,564          1,373                            35            123


Participation of
 related parties
 in general expenses                                                                               441            437            421

Other income from
 related parties

Management fees                                     1,401          1,944          1,902          1,584          1,515          1,311
Rent                                               13,150         13,779         13,865          1,120          1,172          1,134

Financing charges to
 related parties
Investee companies                                                                               2,901          2,629            837
Banks and others                                    4,463          2,083            871                                          166

Benefits to an
 interested party
 employed by the
 Company:
Salary and fringe
 benefits                                           1,296          1,272          1,124          1,296          1,272          1,124
Other - imputed value
 of gain on securities                                 91                                           91

Payments to members of
 the Board of Directors
 (for 8 directors)                                    278            279            276            278            279            276

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 31 - Related Parties and Interested Parties (cont'd)

     C.   Trust funds are managed by a related parties.


     D.   Transactions with entities connected with certain banking groups.

     The Company was exempted by the Securities Authority, from including the disclosure of transactions with banks which are held by an interested party, as is required by the regulations, other than in the case of extraordinary transactions. In the opinion of Management the transactions with such banks were effected in the ordinary course of business, at terms and at prices which are not different than regular market terms and prices.



Note 32 - Private Placement and Issue of Subsidiary

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

     B.   A security issue by a subsidiary

     In the month of March 1996, the subsidiary, Hadarim Properties Ltd., effected an issue to the public of registered bonds in the amount of NIS 49,250,000, (as well as to another subsidiary in the amount of NIS 738,750 to assure regular trading). The bonds bear interest of 3.5% p.a., are linked to the consumer price index and are convertible until February 8, 2001. 615,625 share purchase option warrants which are exercisable until February 28, 2000, were also issued to the public. The proceeds from the public issues amounted to NIS 58,895 thousand.

     In addition, 2,072,600 ordinary shares of NIS 1 each were issued to the shareholders of the subsidiary by way of rights. The proceeds of this issue amounted to NIS 77,466 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 32 - Private Placement and Issue of Subsidiary (cont'd)

     C.   A security issue by the Company

     In May 1996 the Company issued 549,356 ordinary shares of a par value of NIS 1 each, by way of rights to shareholders and by holders of the unquoted option warrants of the Company.

     In addition, the Company issued 7,357 ordinary shares to employees. The net proceeds of the issues was NIS 74,229 thousand.

Note - 33 Financial Instruments and Risk Management

     A.   Risk management

     As at December 31, 1996 and 1995 the Group had cash and cash equivalents on deposit with Israeli banks in the amount of NIS 54,563 thousand and NIS 20,632 thousand respectively. Marketable securities of NIS 32,454 thousand and NIS 33,024 respectively, held by the Group consist mainly of quoted government bonds, mutual fund certificates and other debentures. The debts of apartment purchases included in the balance sheet are secured by the apartments themselves until delivery, which is effected only upon final payment. Therefore, the Company does not consider itself subject to any significant risk exposure.

     B.   Fair value of financial instruments

     The Groups financial instruments consist of non-derivative assets; cash and cash equivalents, quoted securities, and accounts receivable, and non-derivative liabilities, short-term credit, accounts payable, loans, convertible debentures and other liabilities. Because of their nature the fair value of the financial instrument described above, included in working capital is the same as the value at which they are stated in the balance sheet. The fair value of the loans included in other long-term liabilities is also close to its value as stated in the balance sheet, since such financial instruments bear interest at rates which are close to the going market interest rates. The fair value of the convertible debentures is given in Note 18A(1).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company

     A.   Balance Sheet

                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------
     Current Assets

     Cash and cash equivalents                              1,076           766
     Marketable securities                                    584           601
     Trade receivables
     Other receivables                                      3,509         2,975
     Building projects under construction and
      other inventory                                       5,676           668
                                                      -----------   -----------

                                                           10,845         5,010
                                                      -----------   -----------

     Land                                                  14,962        13,535
                                                      -----------   -----------

     Long term Liabilities                                  1,059
                                                      -----------

     Investments

     In investee and other companies                      500,860     343,365
                                                      -----------   -----------

     Fixed Assets

     Buildings, land, plantations
      and other                                             9,160       9,093

     Less/- Accumulated depreciation                          454         374
                                                      -----------   -----------

                                                            8,706       8,719
                                                      -----------   -----------

     Deferred Charges                                          30          32
                                                      -----------   -----------

                                                      -----------   -----------

                                                          536,462     370,661
                                                      ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company (cont'd)

     A.   Balance Sheet (cont'd)

                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------
     Current Liabilities

     Advances from purchasers of
      apartments and others, net                            9,172           990
     Short-term bank credit                                   349             -
     Current maturities of long-term liabilities            8,360        17,161
     Other payables                                        43,746        13,627
     Proposed dividend                                     11,500         8,500
                                                      -----------   -----------

                                                           73,127        40,278
                                                      -----------   -----------

     Long-term Liabilities

     Liabilities to banks and provident funds                 348           627
     Other long-term liabilities                                -         7,216
     Liability for employee severance benefits                  1             -
                                                      -----------   -----------

                                                              349         7,843
                                                      -----------   -----------

      Shareholders' Equity                                 462,986       322,540
                                                       -----------   -----------

                                                       -----------   -----------
                                                         536,462       370,661
                                                      ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company (cont'd)

     B.   Statements of Earnings for the Year Ended December 31

                                                    1996      1995       1994
                                                --------  --------   --------

     Income

     Rentals and warehousing                       6,827     6,156      5,536
     The Company's equity in the net
      earnings of investee companies, net*        86,417    66,690     50,003
     Gains from investments and fixed assets          22       103      5,734
     Income from securities, financing
      and others income                            3,603     2,843      2,459
                                                --------  --------   --------

                                                  96,869    75,792     63,732
                                                --------  --------   --------

     Costs and expenses

     Administrative, selling and others            6,340     5,485      4,392
     Property maintenance (excluding depreciation)   733       652        909
     Depreciation and amortization                   146       150         83
     Property taxes on land                          864       398        506
     Interest and linkage differences              9,720     5,313      2,079
                                                --------  --------   --------

                                                  17,803    11,998      7,969
                                                --------  --------   --------

     Earnings before taxes on income              79,066    63,794     55,763

     Taxes on income                              (1,036)     (864)       145
                                                --------  --------   --------

     Net earnings for the year                    80,102    64,658     55,618
                                                ========  ========   ========

     * In determining the net earnings of investee companies, financing charges relating to the acquisition of land were capitalized to the cost of the asset.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
              Historical Value - The Company (cont'd)

     C.   Statement of Shareholders' Equity

                                    Share     Capital    Retained       Total
                                  capital     surplus    earnings
                                 --------  ----------  ----------    --------

     Balance as at
      January 1, 1994               3,546      11,019     195,837     210,402


     Net earnings for the year
      ended December 31, 1994                              55,618      55,618
     Proposed dividend - 170%                              (6,028)     (6,028)
                                 --------  ----------  ----------    --------

     Balance as at
      December 31, 1994             3,546      11,019     245,427     259,992

     Net earnings for the year
      ended December 31, 1995                              64,658      64,658
     Capital surplus from private
      placement of shares of a
      subsidiary                                6,390                   6,390
     Proposed dividend - 240%                              (8,500)     (8,500)
                                 --------  ----------  ----------    --------

     Balance as at
      December 31, 1995             3,546      17,409     301,585     322,540

     Net earnings for current year                         80,102      80,102
     Capital issue                    557      71,287                  71,844
     Proposed dividend - 280%                             (11,500)    (11,500)
                                 --------  ----------  ----------    --------

     Balance at December 31, 1996   4,103      88,696     370,187     462,986
                                 ========  ==========  ==========    ========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
              Historical Value - The Company (cont'd)

     D.   Share capital (cont'd)

     1.   Composition

                                                December 31, 1996         December 31, 1995
                                          -----------------------     ----------------------
                                           Authorized      Issued     Authorized     Issued
                                          -----------  ----------     ----------  ----------
                                                  NIS         NIS            NIS        NIS
                                          -----------  ----------     ----------  ----------

          Ordinary shares of a
           par value of NIS 1 each
           (registered) -
          Listed on the Tel-Aviv
           Stock Exchange                   6,000,000   4,103,480      6,000,000   3,545,814
                                          ===========  ==========     ==========  ==========

     2. (a) On May 19, 1992 the Company published a profile regarding the private placement of options exercisable into ordinary registered shares of NIS 1 par value each, of the Company, including up to NIS 24,996 to senior employees of the Company and its subsidiaries (including NIS 7,099 to a related party). Half of the options were granted close to the date of the profile and the second half was granted within a year from that date. The options will be exercisable during a three year period beginning from two years after their having been granted. During 1996 one of the holders exercised 953 options at a price of NIS 144 thousand.

          (b) On December 2, 1994, the Company published an additional profile with respect to a private placement of 13,948 options, exercisable into registered ordinary shares of NIS 1 par value of the Company, to senior employees of the Company and its subsidiaries (including NIS 4,250 par value to a related party). Half of the options were granted soon after the date of the profile, while the other half was granted a year thereafter. The options will be exercisable during a two year period beginning from the date they were granted.

               In accordance with the prospectus of the Company described in
               Note 32A, the holders of the options hold, as at balance sheet date, rights for the purchase of 2,145 shares, of a par value of NIS 1 each of the Company. The holders of the options can exercise such rights beginning with the earliest date at which they can exercise the options.

               Assuming exercise of all of the options, the total shares distributed will represent approximately 0.97% of the Company's equity and the voting power therein.

     3.   See also Note 32.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC

     A.   Change in Reporting Principles

     The main consolidated financial statements of Property and Building Corporation Limited and subsidiaries as at December 31, 1996 and for the year ended at that date are prepared in NIS adjusted for the changes in the consumer price index, according to the rules set forth in the opinions of the Institute of Certified Public Accountants in Israel.

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

     The rate of inflation declined significantly in recent years. For this reason, in 1992 PEC decided that the translation to dollars will be done in accordance with the principles applied regarding economies which are no longer considered highly inflationary.

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

     4. In addition to their being presented according to the instructions of PEC, the special statements were adjusted to accounting principles generally accepted in the United States.

     5. During 1995 the Company adopted Opinion No. 57 of the Institute of Certified Public Accountants in Israel whereby entities under joint control are consolidated on a proportionate basis. For the purposes of this note the opinion has not been implemented. The non-implementation has no effect on the profits reported in this note.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

     B.   Condensed Financial Statements

     1.   Balance Sheet

                                                           Consolidated
                                                      -------------------------
                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------
     Current Assets

     Cash and cash equivalents                             55,336        19,001
     Short-term deposits and loans                         15,760           302
     Marketable securities                                 32,454        29,862
     Trade receivables                                     39,544        22,936
     Other receivables and debit balances                  24,143        33,694
     Apartments and other inventories                      15,051         7,069
     Building projects under construction                  53,467        20,509
                                                      -----------   -----------

                                                          235,755       133,373
                                                      -----------   -----------

     Land                                                 321,738       241,907
                                                      -----------   -----------

     Long-term Deposits                                     1,091         1,567
                                                      -----------   -----------

     Investments
     In investee companies                                121,735        99,966
                                                      -----------   -----------

     Fixed Assets

     Buildings, land and other                            675,157       539,903

     Less/- Accumulated depreciation                       96,850        87,619
                                                      -----------   -----------

                                                          578,307       452,284
                                                      -----------   -----------


     Deferred Charges and Other Assets                     41,383        23,879
                                                      -----------   -----------

                                                      -----------   -----------

                                                        1,300,009       952,976
                                                      -----------   -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

     B.   Condensed Financial Statements (cont'd)

     1.   Balance Sheet (cont'd)
                                                             Consolidated
                                                        ------------------------
                                                        December 31  December 31
                                                               1996         1995
                                                        -----------  -----------
     Current Liabilities

     Advances from purchasers of apartments and others, net  12,873        2,571
     Credit from banks                                       12,252       24,268
     Current maturities of long-term liabilities             46,639       13,098
     Suppliers and sub-contractors                           31,518       16,408
     Other payables                                          55,182       81,358
     Deferred taxes                                           6,500        2,735
     Proposed dividend                                       16,289       12,506
                                                        -----------  -----------

                                                            181,253      152,944
                                                        -----------  -----------


     Long-term Liabilities

     Long-term loans                                        374,174      217,108
     Deferred taxes                                           1,660        2,215
     Liability in respect of employee severance benefits      2,232        2,090
                                                        -----------  -----------

                                                            378,066      221,413
                                                        -----------  -----------

     Minority interest                                      184,636      169,594
                                                        -----------  -----------

     Receivable from issue of stock options
      in a consolidated company                               8,665
                                                        -----------

     Shareholders' Equity

     Share capital                                           81,287       80,729
     Capital surplus                                         88,460       16,700
     Retained earnings                                       77,642      311,596
                                                        -----------  -----------

                                                            547,389      409,025

                                                        -----------  -----------

                                                          1,300,009      952,976
                                                        ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

     B.   Condensed Financial Statements (cont'd)

     2.   Statement of Earnings for the Year Ended December 31

                                                                 Consolidated
                                                         -----------------------
                                                                1996        1995
                                                         -----------  ----------
     Income
     Rentals and warehousing                                 114,593      93,306
     From construction and other sources                     201,753     172,010
     The Company's equity in the net
      earnings of investee companies                          16,710      13,474
     Gains on sale of investments and fixed assets             2,780       6,447
     Income from securities, financing
      and other income                                        20,810      13,092
                                                         -----------  ----------

                                                             356,646     298,329
                                                         -----------  ----------

     Cost and expenses
     Construction and other costs                            135,188     120,250
     Administrative, selling and others                       32,123      27,666
     Property maintenance (excluding depreciation)             9,598       8,418
     Depreciation and amortization                            10,854       8,738
     Property taxes on land                                    6,617       4,805
     Financing(*)                                             34,239      10,945
                                                         -----------  ----------

                                                             228,619     180,822
                                                         -----------  ----------

     Earnings before taxes on income                         128,027     117,507
                                                         -----------  ----------

     Taxes on income                                          20,324      31,000
                                                         -----------  ----------
     Earnings after taxation                                 107,703      86,507

     Less/- Minority interest in earnings                     30,157      26,690
                                                         -----------  ----------

     Net earnings                                             77,546      59,817
                                                         ===========  ==========

     Earnings Per Share
     Primary earnings per share of NIS 1.00
      par value (in NIS)                                       20.31       16.87
                                                         ===========  ==========

     * A subsidiary engaged in construction work, purchased real estate rights for construction projects. These investments were financed by bank loans and by other Group companies, in a total amount of NIS 131 million. The financing expenses relating to such loans, which amounted to NIS 17,400 thousands during the year ended December 31, 1996, were attributed in these statements to the cost of the real estate, resulting in an increase in the net earnings for the period of NIS 11,136 thousands.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

     B.   Condensed Financial Statements (cont'd)

     3.   Statement of Shareholders' Equity

                                      Share     Capital    Retained       Total
                                    capital     surplus    earnings
                                  ---------  ----------  ----------   ---------
     Balance as at
      January 1, 1995                80,729       7,934     256,089     344,752

     Net earnings for the year
      ended December 31, 1995                                59,817      59,817

     Elimination of time lag*                                 4,190       4,190

     Capital surplus from private
      placement of shares of a
      subsidiary                                  8,507                   8,507

     Paid-in capital stock
      options, net                                  259                     259

     Proposed dividend, net - 240%                           (8,500)     (8,500)
                                  ---------  ----------  ----------   ---------

     Balance as at
      December 31, 1995              80,729      16,700     311,596     409,025

     Net earnings for the year
      ended December 31, 1996                                77,546      77,546

     Issue of shares                    558      71,287                  71,845

     Paid in capital stock
      options, net                                  473                     473

     Proposed dividend, net - 280%                          (11,500)    (11,500)
                                  ---------  ----------  ----------   ---------

     Balance as at
      December 31, 1996              81,287      88,460     377,642     547,389
                                  =========  ==========  ==========   =========

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

     C. Adjustment of the nominal historical income to the income for the purpose of PEC:

                                                      December 31   December 31
                                                             1996          1995
                                                      -----------   -----------

     Nominal historical net income
      as per the statement of earnings                     80,102        64,658

     Adjustment of differences relating
      to the following items:

     Advances from apartment purchasers                      (195)          (21)
     Construction work and land                            (2,677)       (3,255)
     The Company's equity in the net earnings
      of investee companies                                (1,355)       (4,111)
     Income from investments and fixed assets                  19          (363)
     Financing                                             (2,609)           43
     Depreciation and amortization                         (3,287)       (3,225)
     Deferred taxes                                         8,370         5,315
     Minority interest in earnings                           (701)        1,620
     Others                                                  (121)         (844)
                                                           ------        ------
     Net income for the special purpose
      statement of earnings                                77,546        59,817
                                                           ======        ======

                      Property and Building Corporation Limited and Subsidiaries

Annex - Percentage of Holding in Investee Companies as at December 31, 1996

                                                             1996                                   1995
                                             ---------------------------------          ----------------------------
                                                         Percent of holding(1)                 Percent of holding(1)
                                             ---------------------------------          ----------------------------
                                                  Voting                Equity                Voting          Equity
                                             -----------          ------------          ------------     -----------
                                                       %                     %                     %               %
                                             -----------          ------------          ------------     -----------
Subsidiary companies

Bayside Land Corporation Ltd.*(2)                  71.12                 64.87                 66.04           61.18
Hadarim Properties Ltd. (3)                        90.00                 90.00                 90.00           90.00
Naveh Building & Development Ltd.                  90.00                 90.00                 90.00           90.00
"Gad" Building Company Ltd.                        90.00                 90.00                 90.00           90.00
"Ispro" The Israeli Properties
 Rental Corp. Ltd.                                 65.26                 65.26                 58.42           58.42
Shadar Building Company Ltd.                      100.00                100.00                100.00          100.00
Merkaz Herzlia "A" Ltd.                           100.00                100.00                100.00          100.00
Merkaz Herzlia "B" Ltd. (4)                       100.00                 74.16                100.00           74.16
"Hon" Investment and Trust
 Company Ltd.                                     100.00                100.00                100.00          100.00
Property and Building
 (Finance 1986) Ltd.                              100.00                100.00                100.00          100.00
Aclim 2000 for Ecology Ltd.                       100.00                100.00                100.00          100.00
"Gilat" Building and Housing
 in Development Areas Ltd.                        100.00                100.00                100.00          100.00
Nichsei Nachalat Beit Hashoeva B.M.(5)             50.00                 50.00                 50.00           50.00

Affiliated companies

Science Based Campus Ltd.                          50.00                 50.00                 50.00           50.00
Mehadrin Ltd.                                      35.06                 35.06                 31.35           31.35
Pri - Or Ltd. (6)                                  12.12                 12.12                 12.12           12.12
Bartan Holdings and Investment Ltd.                37.19                 37.19                 37.19           37.19
K.B.A Townbuilders Group Ltd. (7)                  20.59                 20.59                 20.59           20.59

     (1)  Including shareholding through subsidiaries.

     (2) (a) In accordance with the plan for the distribution of options to senior employees exercisable into ordinary shares of NIS 1 par value of the Bayside Land Company Ltd. from November 13, 1994, options are to be distributed, at no consideration, having an aggregate par value of NIS 6,970. The options are granted in two annual equal portions and will first become exercisable at the end of the two year period beginning on the date of their grant, at the exercise prices approved in the exercise plan. The exercise of all of the options will result in a 0.5% decrease in voting power in the Company and 0.36% decrease in the equity.

          (b) The exercise of all of the options of the subsidiary will result in the dilution of the Company's holding in the subsidiary to a rate of 70.41% of the voting rights and 64.42% of the equity.

                      Property and Building Corporation Limited and Subsidiaries

Annex - Percentage of Holding in Investee Companies as at December 31, 1996 (cont'd)

     (3) The conversion of the debentures of the subsidiary will result in the dilution of the Company's holding therein to 82.86%.

          The exercise of the option warrants of the subsidiary together with the conversion of the debentures will results in the dilution of the Company's holding to 76.78%.

     (4) This shareholding entitles the Company to 97.35% of the profits distributed by way of cash dividend.

     (5)  A proportionately consolidated investee.

     (6)  An additional shareholding is held in "Pri-Or" through "Mehadrin".

     (7)  Directly and through A.A. Holdings Ltd.

            [LETTERHEAD OF KESSELMAN & KESSELMAN COOPERS & LYBRAND]

March 10, 1997

Somekh Chaikin, CPA's Tel-Aviv

Dear Sirs,

Re: Bayside Land Corporation Ltd.

We have audited the primary financial statements of Bayside Land Corporation Ltd. (hereafter - the company) at December 31, 1996 and for the year then ended, which have been adjusted on the basis of the changes in the consumer price index, in accordance with the provisions of Opinions of the Institute of Certified Public Accountants in Israel.

Based on our audit, we issued an unqualified auditors' report, dated March 10, 1997, on the above financial statements.

The attached special condensed financial statements of the company and its subsidiaries at December 31, 1996 and for the year then ended (the "special statements") were drawn up in accordance with the instructions of the company's ultimate American shareholder - PEC Israel Economic Corporation ("PEC"), solely tor the purpose of inclusion in PEC's consolidated financial statements (see note to the special statements).

At the company's request, we hereby report that the special statements are presented properly, in accordance with the instructions of PEC, as explained in the note to the special statements.


Sincerely,


Kesselman & Kesselman
Certified Public Accountants (Isr.)

            [LETTERHEAD OF KESSELMAN & KESSELMAN COOPERS & LYBRAND]


March 10, 1997

Naveh Building and Development Limited
Tel-Aviv.

Dear Sirs,


Re: Naveh Building and Development Limited

We have audited the primary financial statements of Naveh Building and Development Limited (hereafter - the company) at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which have been adjusted on the basis of the changes in the consumer price index, in accordance with the provisions of Opinions of the Institute of Certified Public Accountants in Israel.

Based on our audit, we issued an unqualified auditors' report, dated March 3, 1997, on the above financial statements.

The attached special condensed financial statements of the company and its subsidiaries at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 (the "special statements") were drawn up in accordance with the Instructions of the company's ultimate American shareholder -PEC Israel Economic Corporation ("PEC"), solely for the purpose of inclusion in PEC's consolidated financial statements (see note to the special statements).

At the company's request, we hereby report that the special statements are presented properly, in accordance with the instructions of PEC, as explained in the note to the special statements.

Sincerely,

Kesselman & Kesselman
Certified Public Accountants (Isr.)

Tambour Limited and Subsidiaries
Financial Statements
December 31, 1996

                                                Tambour Limited and Subsidiaries

Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Contents

                                                                            Page

Auditor's Report                                                               1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Income                                              4

Statement of Shareholders' Equity                                              5

Consolidated Cash Flow Statements                                              6

Balance Sheets                                                                 9

Statements of Income                                                          11

Cash Flow Statements                                                          12

Notes to the Financial Statements                                             14

Appendix                                                                      60

                         [Letterhead of Somekh Chaikin]                  [LOGO]

Tirat HaCarmel, March 5, 1997

Independent Auditor's Report to the Shareholders of
Tambour Limited

We have audited the balance sheets of Tambour Limited ("the Company") and the balance sheets of the Company and subsidiary companies as at December 31, 1996 and 1995, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of consolidated subsidiaries whose assets at December 31, 1996 comprised approximately 9.5% of the total assets in the Consolidated Balance Sheet and whose revenues for the year ended December 31, 1996 comprised approximately 12.4% of the total revenues in the Consolidated Statement of Income were audited by other auditors. The data relating to these subsidiaries included in the financial statements, are based on the financial statements audited by these other auditors.

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

In our opinion, based on our audit and the financial statements audited by other auditors, the above-mentioned financial statements present fairly the financial position of the Company and of the Company and subsidiary companies as at December 31, 1996 and 1995, the results of operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 23 to the financial statements.


/s/ Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)

Consolidated Balance Sheets as at December 31

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                   1996          1995
                                                           Adjusted NIS  Adjusted NIS
                                                    Note      thousands     thousands
                                               ---------   ------------  ------------
Current assets
Cash and cash equivalents                                        57,275        29,791
Marketable securities                                  3         52,161        58,292
Accounts receivable - trade                           4A        155,419       130,924
Other receivables                                     4B         24,204        20,006
Bank deposits                                         5A          3,328        74,123
Inventories                                            6        103,633       108,447
                                                                -------       -------
                                                                396,020       421,583
                                                                -------       -------

Investments and long-term assets
Affiliated companies and others                        7         19,869        15,990
Bank deposits and other receivables                   5B         18,625         4,291
Deferred taxes, net                                  17C            177         4,521
                                                                -------       -------
                                                                 38,671        24,802
                                                                -------       -------

Property, plant and equipment                          8

Cost                                                            576,615       505,797
Less:  Accumulated depreciation                                 388,175       347,977
                                                                -------       -------
                                                                188,440       157,820
                                                                -------       -------

Intangible assets and deferred charges, net            9         14,062           442
                                                                -------       -------
                                                                637,193       604,647
                                                                =======       =======

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

                                                              1996          1995
                                                      Adjusted NIS  Adjusted NIS
                                                Note     thousands     thousands
                                            --------  ------------  ------------
Current liabilities
Bank credits and others                           10        23,564         9,241
Accounts payable - trade                         11A        36,089        37,930
Other accounts payable                           11B        37,537        29,055
Dividend declared                                 22        50,000          --
                                                           -------       -------
                                                           147,190        76,226
                                                           -------       -------

Long-term liabilities
Long-term debt                                   12A         3,670         3,507
Convertible debentures of subsidiary             12B         2,887          --
Liability regarding termination of
 employee-employer relationship, net              13         1,965         1,640
Deferred taxes                                   17C         4,490         1,673
                                                           -------       -------
                                                            13,012         6,820
                                                           -------       -------

Deferred credits, net                             2D          --             232
                                                           -------       -------
Minority interest                                           34,677        21,111
                                                           -------       -------
Liens, guarantees
 contingencies and commitments                    15

Shareholders' equity
Common stock                                      14        90,951        90,951
Paid-in capital                                            213,801       213,801
Retained earnings                                          138,597       195,506
                                                           -------       -------
                                                           443,349       500,258
Less: Company shares held by subsidiary                      1,035          --
                                                           -------       -------
                                                           442,314       500,258
                                                           -------       -------

                                                           637,193       604,647
                                                           =======       =======

The accompanying notes and appendix are an integral part of the financial statements.


s/ Jacob Eshel
----------------------------------
Jacob Eshel - Vice-Chairman


s/ Reuben Shulstein
----------------------------------
Reuben Shulstein - Director and General Manager
March 5, 1997

Consolidated Statements of Income for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                      1996          1995          1994
                                              Adjusted NIS  Adjusted NIS  Adjusted NIS
                                        Note     thousands     thousands     thousands
                                    --------  ------------  ------------  ------------
Revenue from sales                       19A       627,095       555,969       471,383
Cost of sales                            19B       409,315       371,335       306,738
                                                  --------      --------      --------
Gross profit                                       217,780       184,634       164,645
                                                  --------      --------      --------
Selling and marketing expenses           19C       111,016        88,899        81,526
General and administrative expenses      19D        41,286        34,466        30,372
                                                  --------      --------      --------
                                                   152,302       123,365       111,898
                                                  --------      --------      --------

Operating income                                    65,478        61,269        52,747

Finance expenses, net                    19E        (6,026)       (2,654)      (21,192)
Other income, net                        19F         1,111         3,768         6,296
                                                  --------      --------      --------
Income before income taxes                          60,563        62,383        37,851

Income taxes                             17E        24,055        26,032        20,232
                                                  --------      --------      --------
Net income after income taxes                       36,508        36,351        17,619

Equity in income (losses) of affiliated
 companies and others, net                              28          (610)         (631)

Minority interest in subsidiaries'
 income                                             (3,002)         (779)         (458)
                                                  --------      --------      --------

Net income before extraordinary item                33,534        34,962        16,530

Extraordinary item - salary expense
 relating to the portion of
 securities issued which constitutes
 an employee benefit, net                14B          --            --          15,075
                                                  --------      --------      --------
Net income for the year                             33,534        34,962         1,455
                                                  ========      ========      ========
Earnings per NIS 1 par value of
 shares in NIS                           16

Primary and diluted earnings per
 share before extraordinary item                      0.55          0.58          0.28
                                                  ========      ========      ========
Primary and diluted earnings per
 share after extraordinary item                       0.55          0.58          0.02
                                                  ========      ========      ========

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Statement of Shareholders' Equity
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                             Share      Premium  Proceeds from      Retained   Company shares   Total
                           Capital                       issue      earnings      held by
                                                   of warrants                  subsidiary
                      ------------  ------------  ------------  ------------  ------------  ------------
                      Adjusted NIS  Adjusted NIS  Adjusted NIS  Adjusted NIS  Adjusted NIS  Adjusted NIS
                         thousands     thousands     thousands     thousands     thousands     thousands
                      ------------  ------------  ------------  ------------  ------------  ------------
Balance as at
 December 31, 1993          83,610        97,275        19,311       199,447          --         399,643

Changes during 1994:
Salary expense
 relating to the
 portion of
 securities issued
 which constitutes
 an employee benefit          --          13,411        12,117          --            --          25,528
Exercise of
 warrants, net               7,341       *79,624       *(7,937)         --            --          79,028
Net income                    --            --            --           1,455          --           1,455
Dividend**                    --            --            --         (18,216)         --         (18,216)
                          --------      --------      --------      --------      --------      --------
Balance as at
 December 31, 1994          90,951       190,310        23,491       182,686          --         487,438

Changes during 1995
Expiration of warrants        --          23,491       (23,491)         --            --            --
Net income                    --            --            --          34,962          --          34,962
Dividend                      --            --            --         (22,142)         --         (22,142)
                          --------      --------      --------      --------      --------      --------
Balance as at
 December 31, 1995          90,951       213,801          --         195,506          --         500,258

Changes during 1996
Net income                    --            --            --          33,534          --          33,534
Dividend***                   --            --            --         (90,443)         --         (90,443)
Company shares held by
 subsidiary                   --            --            --            --          (1,035)       (1,035)
                          --------      --------      --------      --------      --------      --------
Balance at
 December 31, 1996          90,951       213,801          --         138,597        (1,035)      442,314
                          ========      ========      ========      ========      ========      ========

*       Net of issue and registration expenses, after tax affect.
**      Including dividend declared of NIS 11,954 thousands.
***     Including dividend declared of NIS 50,000 thousands (see note 22).

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries
Consolidated Cash Flows Statements for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                          1996             1995              1994
                                                                  Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                                     thousands        thousands         thousands
                                                                  ------------     ------------      ------------
Cash flows from operating activities
Net income for the year                                                 33,534           34,962             1,455
Reconciliation of net income to net cash
 provided by operating activities (a)                                   55,888           27,830            31,725
                                                                  ------------     ------------      ------------
Net cash provided by operating activities                               89,422           62,792            33,180
                                                                  ------------     ------------      ------------

Cash flows from investing activities
Acquisition of shares in affiliated companies
 that became subsidiaries (b)                                             (588)          (1,011)               41
Acquisition of shares of newly-consolidated subsidiary (c)             (44,215)         -                 -
Additions to property, plant and equipment                             (39,853)         (41,286)          (35,677)
Proceeds from sale of property and equipment                             3,067            2,125             2,357
Sales (Purchases) of marketable securities, net                         16,438           (3,686)           18,212
Collections of government loans                                              -                -             1,141
Investments in affiliated companies and others                            (223)            (748)           (3,423)
Proceeds from sale of affiliate                                              -              149                 -
Loans to affiliated companies and others                                (6,678)          (5,127)           (5,316)

Collections of loans to affiliated companies and others                    397              748             1,576
Long-term bank deposit and other
 long-term receivables                                                       -                -           (71,171)
Collections of capital notes of
 affiliated companies                                                        -                -              (203)
Redemption of capital notes                                                  -                -             1,686
Decrease (Increase) in short-term
 deposits and loans, net                                                61,195           35,139            (8,599)
Loans to others                                                         (3,436)               -                 -
Acquisiton of shares of subsidiary                                        (699)          (1,615)                -
Investment in intangible assets
 and deferred charges                                                     (232)               -                 -
Dividend received from affiliated company                                    -                -                59
                                                                  ------------     ------------      ------------
Net cash used in investment activities                                 (14,827)         (15,312)          (99,317)
                                                                  ------------     ------------      ------------

Cash flows from financing activities
Dividend distributed                                                   (40,443)         (34,096)           (6,262)
Dividend to minority in subsidiary                                      (9,368)               -                 -
Issue of minority capital in consolidated subsidiary                         -                -             6,478
Increase (Decrease) in short-term bank credits, net                      6,428           (3,460)          (11,851)
Receipt of long-term loans                                               1,860            1,087             1,440
Repayment of long-term loans                                            (4,619)          (1,608)           (1,601)
Acquisition of company shares by subsidiary                             (1,035)               -                 -
Proceeds from redemption of debentures in subsidiary                        66                -                 -
Proceeds from exercise of warrants, net                                      -                -            78,747
                                                                  ------------     ------------      ------------
Net cash provided by (used in) financing activities                    (47,111)         (38,077)           66,951
                                                                  ------------     ------------      ------------
Increase in cash and cash equivalents                                   27,484            9,403               814
Balance of cash and cash equivalents
 at beginning of year                                                   29,791           20,388            19,574
                                                                  ------------     ------------      ------------
Balance of cash and cash equivalents
 at end of year                                                         57,275           29,791            20,388
                                                                  ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                          1996             1995              1994
                                                                  Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                                     thousands        thousands         thousands
                                                                  ------------     ------------      ------------
(a)     Reconciliation of net income to net cash
         provided by operating activities
Income and expenses not involving cash flows:
Depreciation and amortization                                           32,207           27,282            24,333

Deferred taxes, net                                                     10,581              699             3,852
Salary expense relating to the employee benefit
 portion of securities issued, net                                           -                -            15,075
Increase (Decrease) in liability regarding termination
 of employee - employer relationship, net                                  325              397                55
Minority interest in earnings of subsidiaries                            3,002              779               458
Equity in losses  of
 affiliated companies and others, net                                      180              737             1,236
Gain from share issue of subsidiary                                          -                -            (4,212)
Loss (Gain) on sale of affiliates                                          206             (149)                -
Capital gains, net                                                        (909)          (1,701)             (860)
(Increase) Decrease in value of government loans
 and erosion of loans, net                                                (942)            (268)              175
(Increase) Decrease in value of marketable securities                     (153)             503            14,747
Increase in value of bank deposits                                      (1,794)          (2,766)           (2,952)


Changes in assets and liabilities:
Increase in accounts receivable - trade                                  4,229          (18,167)           (4,490)
(Increase) Decrease in other receivables                                  (960)          26,632           (17,237)
(Increase) Decrease in inventories                                      19,324              173            (7,513)
Increase (Decrease) in accounts payable - trade                        (11,573)          (9,890)           12,081
Increase (Decrease) in other accounts payable                            2,165            3,569            (3,023)
                                                                  ------------     ------------      ------------
                                                                        55,888           27,830            31,725
                                                                  ============     ============      ============
(b)     Acquisition of shares in an affiliated company
         that became a consolidated company
1996 -  Chemitas (1988) Ltd.
1995 -  Serafon Resinous Chemicals Ltd.
1994 -  Solar Dynamics Ltd.

Assets and liabilities of the affiliated company
 as at the date of acquisition
 (other than cash):
Working capital (Other than cash)                                        4,064           12,898              (749)
Fixed assets, net                                                        1,666           23,984               106
Intangible assets, net                                                       -              650                 -
Long-term liabilities                                                        -           (1,674)              (64)
Deferred Taxes                                                              34                -                 -
Goodwill created on acquisition                                             45              801                 -
Minority interest at
 date of acquisition                                                    (2,495)         (17,803)               (9)
                                                                  ------------     ------------      ------------
                                                                         3,314           18,856              (716)
Investment on equity basis as at date of
 becoming a consolidated company                                        (2,726)         (17,845)              675
                                                                  ------------     ------------      ------------
                                                                           588            1,011               (41)
                                                                  ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                            1996             1995              1994
                                                    Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                       thousands        thousands         thousands
                                                    ------------     ------------      ------------
(c)     Acquisition of shares in a newly
         consolidated subsidiary

Assets and liabilities of Kedem
 Chemicals Ltd. as at the date of
 acquisition (net of cash):

Working capital (net of cash):                            33,029                -                 -
Fixed assets, net                                         20,044                -                 -
Intangible assets, net                                       993                -                 -
Long term liabilities                                     (6,864)               -                 -
Goodwill at date of acquisition                           14,757                -                 -
Minority interest at date
 of acquisition                                          (17,744)               -                 -
                                                    ------------     ------------      ------------
                                                          44,215                -                 -
                                                    ============     ============      ============

(d)     Material non-cash transactions

Fixed assets acquired under
 credit                                                    1,094                -                 -
                                                    ============     ============      ============
Sale of fixed assets by subsidiary
 against long-term loan                                        -              523                 -
                                                    ============     ============      ============
Minority portion of dividend
 declared by a subsidiary                                      -              246                 -
                                                    ============     ============      ============
Dividend declared                                         50,000                -            11,954
                                                    ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

Balance Sheets as at December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                            1996              1995
                                                                    Adjusted NIS      Adjusted NIS
                                                           Note        thousands         thousands
                                                     ----------     ------------      ------------
Current assets
Cash and cash equivalents                                                 48,675            27,556

Marketable securities                                         3           52,161            58,292
Accounts receivable - trade                                  4A           78,452            79,627
Other receivables                                            4B           33,621            35,630
Bank deposits                                                5A            3,328            74,123
Inventories                                                   6           69,071            84,994
                                                                    ------------      ------------
                                                                         285,308           360,222
                                                                    ------------      ------------

Investments and long-term assets
Investments in subsidiaries, affiliates and others            7           99,741            57,240
Bank deposits and other receivables                          5B           18,153             3,599
Deferred taxes, net                                         17C                -             4,348
                                                                    ------------      ------------
                                                                         117,894            65,187
                                                                    ------------      ------------

Property, plant and equipment                                 8
Cost                                                                     454,133           428,909
Less:  Accumulated depreciation                                          328,047           309,118
                                                                    ------------      ------------
                                                                         126,086           119,791
                                                                    ------------      ------------

Intangible assets and deferred charges, net                   9              177                 -
                                                                    ------------      ------------
                                                                         529,465           545,200
                                                                    ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------

                                                                           1996              1995
                                                                   Adjusted NIS      Adjusted NIS
                                                          Note        thousands         thousands
                                                    ----------     ------------      ------------
Current liabilities
Bank credits                                                10               96               133
Accounts payable - trade                                   11A           10,747            19,007
Other accounts payable                                     11B           22,642            22,231
Dividend declared                                           22           50,000                 -
                                                                   ------------      ------------
                                                                         83,485            41,371
                                                                   ------------      ------------

Long-term liabilities
Liability regarding termination of employee -
 employer relationship, net                                 13            1,499             1,287
Capital notes issued to subsidiaries                       12C            2,065             2,284
Deferred taxes, net                                        17C              102                 -
                                                                   ------------      ------------
                                                                          3,666             3,571
                                                                   ------------      ------------

Liens, guarantees, contingencies and
 commitments                                                15


Shareholders' equity                                        14
Share capital                                                            90,951            90,951
Paid-in capital                                                         213,801           213,801
Retained earnings                                                       138,597           195,506
                                                                   ------------      ------------
                                                                        443,349           500,258
Less:  Company shares held by
 subsidiary                                                               1,035                 -
                                                                   ------------      ------------
                                                                        442,314           500,258
                                                                   ------------      ------------
                                                                        529,465           545,200
                                                                   ============      ============

The accompanying notes and appendix are an integral part of the financial statements.


/s/ Jacob Eshel
-----------------------------------------------
Jacob Eshel - Vice-Chairman


/s/ Reuben Shulstein
-----------------------------------------------
Reuben Shulstein - Director and General Manager
March 5, 1997

                                                                 Tambour Limited

Statement of Income for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                          1996             1995              1994
                                                                  Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                        Note         thousands        thousands         thousands
                                                 -----------      ------------     ------------      ------------
Revenue from sales                                       19A           417,130          436,410           399,647
Cost of sales                                            19B           270,201          280,673           257,566
                                                                  ------------     ------------      ------------
Gross profit                                                           146,929          155,737           142,081
                                                                  ------------     ------------      ------------

Selling and marketing expenses                           19C            72,942           72,876            68,615
General and administrative expenses                      19D            25,514           25,448            23,960
                                                                  ------------     ------------      ------------
                                                                        98,456           98,324            92,575
                                                                  ------------     ------------      ------------

Operating income                                                        48,473           57,413            49,506

Finance income (expenses), net                           19E            (1,551)             199           (18,710)
Other income, net                                        19F             2,805            2,016             5,454
                                                                  ------------     ------------      ------------

Income before income taxes                                              49,727           59,628            36,250

Income taxes                                             17E            18,657           24,241            18,861
                                                                  ------------     ------------      ------------
Net income after income taxes                                           31,070           35,387            17,389

Equity in earnings (losses) of subsidiaries,
 affiliates and others, net                                              2,464             (425)             (859)
                                                                  ------------     ------------      ------------
Net income before extraordinary item                                    33,534           34,962            16,530

Extraordinary item - Salary expense
 relating to the securities issued
 which constitutes an employee
 benefit, net                                            14B                 -                -            15,075
                                                                  ------------     ------------      ------------

Net income for the year                                                 33,534           34,962             1,455
                                                                  ============     ============      ============
Earnings per NIS 1 par value of
 shares in NIS                                            16

Primary and diluted earnings per share before
 extraordinary item                                                       0.55             0.58              0.28
                                                                  ============     ============      ============
Primary and diluted earnings per share after
 extraordinary item                                                       0.55             0.58              0.02
                                                                  ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

Cash Flows Statements for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                 1996             1995              1994
                                                         Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                            thousands        thousands         thousands
                                                         ------------     ------------      ------------
Cash flows from operating activities:
Net income for the year                                        33,534           34,962             1,455
Reconciliation of net income to net cash
 provided by operating activities (a)                          35,656           20,103            32,904
                                                         ------------     ------------      ------------
Net cash provided by operating activities                      69,190           55,065            34,359
                                                         ------------     ------------      ------------

Cash flows from investing activities:
Additions to property, plant and equipment                    (27,021)         (35,663)          (30,420)
Proceeds from sale of property and equipment                    1,214            1,021             1,641
Sales (Purchases) of marketable securities, net                 6,783           (2,987)           18,212
Redemption of government loans                                      -                -             1,017
Investments in affiliates, subsidiaries and others            (50,348)          (3,420)           (3,453)
Proceeds from sale of affiliate                                20,495              149                 -
Loans to affiliates, subsidiaries and others                   (8,913)          (7,747)           (7,179)
Loans to others                                                (3,436)               -                 -
Collections of loans to affiliates
 subsidiaries                                                     825            4,732             4,436
Long-term bank deposit and other
 long-term receivables                                              -                -           (71,010)
Investment in capital notes of affiliates and
 subsidiaries                                                 (21,406)               -                 -
Collections of capital notes of affiliates
 and subsidiaries                                                   -                -             1,686
(Increase) Decrease in short-term
 deposits and loans, net                                       61,062           35,033           (10,393)
Dividend received from affiliated companies                    13,371                -                59
Investment in intangible assets, net                             (217)               -                 -
                                                         ------------     ------------      ------------
Net cash used in investment activities                         (7,591)          (8,882)          (95,404)
                                                         ------------     ------------      ------------
Cash flows from financing activities:
Dividend distributed                                          (40,443)         (34,096)           (6,262)
Increase (Decrease) in short-term bank credits, net               (37)             119           (13,402)
Proceeds from exercise of warrants, net                             -                -            78,747
                                                         ------------     ------------      ------------
Net cash provided by (used in) financing activities           (40,480)         (33,977)           59,083
                                                         ------------     ------------      ------------
Increase (Decrease) in cash and cash equivalents               21,119           12,206            (1,962)
Balance of cash and cash equivalents
 at beginning of year                                          27,556           15,350            17,312
                                                         ------------     ------------      ------------
Balance of cash and cash equivalents
 at end of year                                                48,675           27,556            15,350
                                                         ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1996

                                                                          1996             1995              1994
                                                                  Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                                     thousands        thousands         thousands
                                                                  ------------     ------------      ------------
(a)     Reconciliation of net income to net cash
         provided by operating activities

Income and expenses not involving cash flows;

Depreciation and amortization                                           21,263           21,322            20,734
Deferred taxes, net                                                      9,144              207             3,582
Salary expense relating to the employee benefit
 portion of securities issued, net                                           -                -            15,075
Increase in liability regarding termination
 of employee - employer relationship, net                                  212              165                85
Equity in (earnings) losses of subsidiaries, affiliates
 and others, net                                                        (2,256)             550             3,835
Gain from private offering of subsidiary                                     -                -            (4,213)
Gain on sale of affiliate                                                  206             (149)                -
Capital gains, net                                                        (727)            (822)             (833)
Revaluation of government loans and
 erosion of loans, net                                                    (487)             382               453
Decrease (Increase) in value of marketable
 securities                                                               (652)            (196)           14,747
Increase in value of bank deposits                                      (1,794)          (2,766)           (2,952)


Changes in assets and liabilities:

(Increase) Decrease in accounts receivable - trade                       1,175          (14,760)           (1,772)
(Increase) Decrease in other receivables                                 2,482           21,250           (16,118)
(Increase) Decrease in inventories                                      15,923           (1,460)           (6,894)
Increase (Decrease) in accounts payable - trade                         (8,260)          (7,082)            9,467
Increase (Decrease) in other accounts payable                             (573)           3,462            (2,292)
                                                                  ------------     ------------      ------------
                                                                        35,656           20,103            32,904
                                                                  ============     ============      ============
(b)     Non-cash transactions:

Dividend Declared                                                       50,000                -            11,954
                                                                  ============     ============      ============
Fixed assets acquired
 under credit                                                              983                -                 -
                                                                  ============     ============      ============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 1 - General

      Tambour Limited (hereafter "the Company") manufactures and markets a wide range of paints and coating materials, and is also involved, through its affiliated and subsidiary companies (hereafter the consolidation or the group), in the treatment of water and waste, the treatments of metals and the production of emulsions, glues and printing inks. As of 1996, the group is also involved in the manufacture and marketing of detergents and disinfectants for the wholesale and institutional markets, through Kedem Chemicals Ltd. whose control was acquired at the beginning of the year.

Note 2 - Reporting and Accounting Policies

      A.    Definitions

      In these financial statements -

      1. Subsidiary - A company whose financial statements are fully consolidated with those of the Company.

      2. Affiliate - A company other than a consolidated company, including partnerships, which is included, directly or indirectly, in the Company's financial statements on the equity basis.

      3. Goodwill - The excess of the cost of an investment in shares over the adjusted balance sheet value at the date of acquisition.

      4. Related parties - As defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

      5.    Interested parties - As defined in paragraph 1(1) of the Securities
            Law.

      6. Index - The consumer price index published by the Central Statistics Institute.

      B.    Financial statements in adjusted values

      1. The Company prepares its financial statements on a historical cost basis adjusted for changes in the general purchasing power of the Shekel (Note 21 presents condensed financial statement data of the Company in nominal values).

      2. The adjusted values of non-monetary assets do not necessarily represent the value of those assets in the market or to the business, but rather their cost adjusted for the changes in the general purchasing power of the Shekel.

      3. In the adjusted financial statements, the words "cost" and "equity" signify adjusted cost and adjusted equity.

      4. All comparative figures (including monetary items) are adjusted to the index of the end of the current year.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

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

            The value on equity basis of affiliated and subsidiary companies is determined on the basis of the adjusted financial statements of those companies.

            Deferred taxes, net, are calculated based on the adjusted data.

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

            b. The remaining items of the statement of income (such as sales, purchases and production costs, etc.), other than the elements of finance income (expense), have been adjusted according to indices of the month the transactions were carried out.

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

            e. Income taxes - Current taxes consist of advance payments made during the year and amounts due at the balance sheet date (or net of amounts to be refunded as of the balance sheet date). The advance payments are adjusted on the basis of the index at the time of each payment, while the amounts due (or refund due) are not adjusted. Therefore, the current taxes include the expense resulting from the erosion in value of the payments on account of income taxes from payment date to the balance sheet date.

                  Deferred taxes - see Notes 2K and 17C.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

      C.    Principles of adjustment (cont'd)

      3.    Statement of Changes in Shareholders' Equity

            (a) Dividends declared and paid during the year are adjusted based on the index of the month of payment. Dividends declared during the year but not yet paid as of the balance sheet date are not adjusted.

                  The erosion of a dividend declared during the prior year which pertains to the period from the beginning of the current year through the date the dividend was actually paid, is presented as a reduction of the current year's dividend.

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

      2. Goodwill represents the excess of acquisition cost of the investement in subsidiaries over fair value of the identifiable assets less the fair value of the identifiable liabilites (after recording deferred taxes from temporary differences) upon acquisition.

      3. The excess of acquisition cost ascribed to assets and liabilites is included in the appropriate balance sheet items.

      4. The equity acquired in excess of the cost of the investment is included in the consolidated Balance Sheet in liabilities, as "Deferred credits, net".

      5. Goodwill is included in the Consolidated Balance Sheet as part of "Intangible assets and deferred charges" and is amortized on a straight-line basis over 10 years. Such balances pertaining to acquisitions prior to 1995 are amortized over five years.

      6. All intercompany balances, transactions and income from intercompany sales not yet realized outside the group - have been eliminated.

      E.    Investments in subsidiaries, affiliates and partnerships

      1. Investments in companies and partnerships are included on the equity basis which, according to management, does not exceed their fair value.

      2. In calculating the company's share in equity, anticipated losses from the redemption of

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

            convertible securities issued by subsidiaries are taken into consideration if redemption or conversion is considered probable. No such losses have been included in these financial statements since the redemption of conversion of these securities is not considered probable.

      3. Income from sales not yet realized outside the group have been eliminated.

      4.    Amortization of goodwill - see note 2D(5).

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

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

            Annual depreciation rates:
                                                                     %
                                                                  --------

            Buildings                                              5 - 10
            Machinery and equipment                                5 - 20
            Motor vehicles                                        15 - 20
            Computers                                             20 - 33
            Furniture and office equipment                         6 -100
            Leasehold improvements                                 6 - 20

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

      Both the consolidated balance sheet and the balance sheet of the Company include deferred tax assets, the realization of which is dependant upon the existence of taxable income in future years. In management's estimation, these deferred tax assets are realizable in the future.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

      K.    Deferred taxes (cont'd)

      Deferred taxes included in current assets pertain to current items (inventory, provisions for vacation, etc.). Deferred taxes included in "Investments and long-term debit balances" and in "Long-term liabilities" pertain to items that are not current (property, plant and equipment, liability regarding termination of employee-employer relationship, etc.).

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

      d.    Accumulated losses for tax purposes of a subsidiary.

      L.    Intangible assets and deferred charges, net

      1. Know-how and patent rights, manfacturing and distribution rights and foundation costs are stated at amortized cost and amortized on the straight-line basis over 3-8 years upon commencement of their utilization over their anticipated period benefits.

      2. Goodwill of subsidiaries is presented at amortized cost and is amortized in equal annual installments over 10 years.

      3. Issue costs of convertible debentures of a subsidiary are amortized in equal annual installments through the date of redemption of the debentures.

      4. The carrying value of the intangible assets and deferred charges does not exceed their economical value as of the balance sheet date.

      M.    Convertible debentures

      Convertible debentures are included based on tests of probability of conversion, as determined under Opinion No. 53 of the Institute of Certified Public Accountants in Israel. Convertible debentures whose conversion is not considered probable are reflected under long-term liabilities at the value of the liability as of the balance sheet date.

      N.    Earnings per share

      Earnings per share are computed in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel.

      The computation of primary earnings per share takes into account warrants issued by the Company if their exercise is reasonable according to the tests provided in the above Opinion.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

      Computation of the diluted earnings per share takes into account warrants issued by the Company that were not included in the computation of the primary earnings per share, if their exercise does not lead to an increase in earnings per share (anti-dilutive effect).

      O.    Foreign currency and linkage

      1. Assets (other than securities) and liabilities denominated in or linked to a foreign currency are stated at the representative exchange rates published by the Bank of Israel on the balance sheet date.

            Assets (other than securities) and liabilities linked to the Consumer Price Index are stated at the linkage terms determined for each balance.

            Data on Consumer Price Indices and exchange rates:

                                          December 31       Percentage of change
                            -------------------------  -------------------------
                              1996     1995     1994      1996     1995     1994
                            -------  -------  -------  -------  -------  -------
CPI in
 points                       143.1    129.4    119.7    10.59     8.10    14.45
                            =======  =======  =======  =======  =======  =======
U.S. dollar
exchange
 rate                         3.251    3.135    3.018     3.70     3.88     1.07
                            =======  =======  =======  =======  =======  =======

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

      P.    Financial Instruments

      1. The fair value of financial instruments (bank deposits, long-term liabilities and the components of working capital except inventory and deferred taxes) is not materially different from their book value as of the balance sheet date. Financial instruments are presented at book value as at the balance sheet date.

      2. Foreign exchange forward contracts - gains and losses are included in the Statement of Income as they occur. The volume of foreign exchange forward contracts during the reporting period is immaterial.

      Q.    Liability regarding termination of employee-employer relationship

      The liability of the Company and its affiliates and subsidiaries regarding the termination of employee-employer relationship is covered by provisions for severance indemnities, deposits in approved pension and severance funds and managers' insurance policies.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

      R.    Research and development expenses

            Research and development costs are expensed as incurred.

      S.    Subsidiaries newly-consolidated in 1996

      1. The financial statements of the following companies have been consolidated for the first time this year:

            - Kedem Chemicals Ltd. (hereafter - Kedem) - was acquired and consolidated for the first time during the year.

            - Chemitas (1988) Ltd. (hereafter - Chemitas) - an affiliate that became a subsidiary during the year following an increase in the Company's holding from 50% to 58.95%.

      2A. Condensed Balance Sheet and Statement of Income information regarding Kedem that has been included in the consolidated financial statements:

                                               Upon obtaining     On December 31
                                                     control*   1996 and for the
                                                                 period from the
                                                                     acquisition
                                                                     through the
                                                                      above date
                                               --------------   ----------------
                                                 Adjusted NIS      Adjusted NIS
Balance sheet                                       thousands         thousands
                                               --------------   ----------------
Cash and cash equivalents                               4,361             3,690
Working Capital (except cash and cash
 equivalents), net                                     33,029             5,995
Property plant and equipment, net**                    20,004            23,385
Intangible assets and deferred charges                    993               616
Long-term liabilities**                                (6,864)           (4,727)
Goodwill acquired upon acquisition                     14,757            12,937
Minority interest                                     (17,744)          (10,459)

Statement of income

Revenue from sales                                                       77,642

Net income                                                                4,004

*     From January 1, 1996.

**    Including excess cost allocated.

2B. The consolidated Statements of Income and Cash Flows for the year ended December 31, 1996 include the Statements of Income and Cash Flows of Kedem.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 2 - Reporting and Accounting Policies (cont'd)

      3A. Condensed Balance Sheet information regarding Chemitas that has been included in the consolidated financial statements:

                                                              Upon obtaining
                                                                    control*
                                                                Adjusted NIS
                                                                   thousands
                                                              --------------
            Working Capital, net                                       4,064
            Deferred taxes                                                34
            Property, plant and equipment, net                         1,666
            Goodwill acquired upon acquisition                            45

            Minority interest                                         (2,495)
            * December 31, 1996

      3B. The Consolidated Statements of Income and Cash Flows for the year ended December 31, 1996 do not include the Statements of Income and Cash Flows of Chemitas.

      4. The Consolidated Statements of Income and Cash Flows for the years ended December 31, 1995 and 1994 do not iclude the Statements of Income and Cash Flows of Kedem and Chemitas.

      T.    Erosion of capital notes

      The erosion of unlinked capital notes bearing no interest which were issued by the Company to subsidiaries or vice versa, is recorded directly to additional paid-in capital and not to the Statement of Income.

      U.    Use of estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management of the Company and its affiliates to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Marketable Securities

      Consist of:                                Consolidated and the Company
                                              -------------------------------
                                                December 31       December 31
                                                       1996              1995
                                              -------------     -------------
                                               Adjusted NIS      Adjusted NIS
                                                  thousands         thousands
                                              -------------     -------------
      Shares                                             10             4,920
      Participation certificates
       in mutual funds                                8,805             1,798
      Debentures                                     43,346            51,574
                                              -------------     -------------
                                                     52,161            58,292
                                              =============     =============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 4 - Accounts Receivable - Trade and Others

        Consist of:

                                                        Consolidated                    The Company
                                        ----------------------------   ----------------------------
                                         December 31     December 31    December 31     December 31
                                                1996            1995           1996            1995
                                        ------------    ------------   ------------    ------------
                                        Adjusted NIS    Adjusted NIS   Adjusted NIS    Adjusted NIS
                                           thousands       thousands      thousands       thousands
                                        ------------    ------------   ------------    ------------
      A.    Trade

      Open accounts                          109,301          97,157         54,706          64,278
      Checks receivable                       43,426          33,577         18,905          16,445
      Related and interested parties           7,512           3,211         10,398           4,948
      Income receivable                        6,809           6,802            708             288
                                        ------------    ------------   ------------    ------------
                                             167,048         140,747         84,717          85,959
      Less: Allowance for
       doubtful accounts                      11,629           9,823          6,265           6,332
                                        ------------    ------------   ------------    ------------
                                             155,419         130,924         78,452          79,627
                                        ============    ============   ============    ============

      B.    Others

      Advance payments of income
       taxes less provision                   10,278           6,898          7,591           4,793
      Advances to Suppliers                      671               -            363               -
      Affiliates and subsidiaries                 25             361         13,775          15,039
      Government institutions                    183             124             58               -
      Deferred taxes, net (1)                  6,560           5,391          4,305           4,287
      Employees                                  161             291             49             239
      Prepaid expenses                         2,311           4,965            903           4,209
      Short-term loans (2)                       716             478          5,047            6560
      Current maturities of
       long-term loans
       to affiliates and subsidiaries              -              66              -              66
      Sundry                                   3,299           1,432          1,530             437
                                        ------------    ------------   ------------    ------------
                                              24,204          20,006         33,621          35,630
                                        ============    ============   ============    ============

      (1)   See Note 17C.
      (2) December 31, 1996 - in the Company, includes a loan to a consolidated company in the amount of NIS 4,418 thousand, unlinked, at 15.2% interest p.a. (December 31, 1995 - NIS 6,082 thousand, unlinked, at 18% interest p.a.)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 5 - Bank Deposits and Other Receivables

        Balances on linkage and interest rate basis:

                             Annual interest                      Consolidated                        The Company
                                rates as of     ------------------------------     ------------------------------
                                December 31      December 31       December 31      December 31       December 31
                                       1996             1996              1995             1996              1995
                             --------------     ------------      ------------     ------------      ------------
                                                Adjusted NIS      Adjusted NIS     Adjusted NIS      Adjusted NIS
                                          %        thousands         thousands        thousands         thousands
                             --------------     ------------      ------------     ------------      ------------
        A.     Included
                in current
                assets

        Deposit in a
         commercial
         bank
         linked to
         the index                      3.1            3,328            74,123            3,328            74,123
                                                ============      ============     ============      ============

        B.     Included in
                investments
                and long-term
                assets

        Deposit in a
         commercial bank
         linked to the index            4.6            8,180                 -            8,180                 -
        Deposit in a
         mortgage bank
         linked to
         the index                      5.3            7,320             3,094            7,320             3,094
        Other
        receivables                 0 - 5.1            3,125            *1,197            2,653               505
                                                ------------      ------------     ------------      ------------
                                                      18,625             4,291           18,153             3,599
                                                ============      ============     ============      ============
        Maturity Dates:
        Second year                                   15,905             3,433           15,782             3,174
        Third year                                       369               177              282                90
        Fourth year                                      369               187              282               100
        Fifth year                                       369               198              282               111
        Thereafter                                     1,613               296            1,525               124
                                                ------------      ------------     ------------      ------------
                                                      18,625             4,291           18,153             3,599
                                                ============      ============     ============      ============

* Includes NIS 675 thousand unlinked, bearing no interest.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 6 - Inventories

        Consist of:

                                                       Consolidated                        The Company
                                     ------------------------------     ------------------------------
                                      December 31       December 31      December 31       December 31
                                             1996              1995             1996              1995
                                     ------------      ------------     ------------      ------------
                                     Adjusted NIS      Adjusted NIS     Adjusted NIS      Adjusted NIS
                                        thousands         thousands        thousands         thousands
                                     ------------      ------------     ------------      ------------
        Finished products                  43,599            40,968           26,542            30,604
        Work-in-process                     5,200             8,063            5,198             7,786
        Raw materials and packing
         materials                         50,037            54,687           33,299            42,936
        In transit                          4,797             4,729            4,032             3,668
                                     ------------      ------------     ------------      ------------
                                          103,633           108,447           69,071            84,994
                                     ============      ============     ============      ============

Note 7 - Investments in Subsidiaries, Affiliates and Others

        A.     Consolidated subsidiaries

                                                                                     The Company
                                                                  ------------------------------
                                                                   December 31       December 31
                                                                          1996              1995
                                                                  ------------      ------------
                                                                  Adjusted NIS      Adjusted NIS
                                                                     thousands         thousands
                                                                  ------------      ------------
        Investment on equity basis, loans and capital notes

        Balance of investments as at December 31, 1991                  15,751            15,751
        Additions, at cost                                             *55,755            10,930
        Dividend from subsidiary                                       (13,678)             (307)
        Share in accumulated income net since January 1, 1992            8,391             6,072
        Affiliate that became a consolidated subsidiary                  7,292             3,978
        Reductions                                                     (20,495)                -
        Company shares held by subsidiary                               (1,035)                -
                                                                  ------------      ------------
        Balance of investments at end of year (I)                       51,981            36,424
        Capital notes (II)                                              23,627             2,456
        Long-term loans and debit balances (see C below)                 4,245             2,433
                                                                  ------------      ------------
                                                                        79,853            41,313
                                                                  ============      ============

      (I)   Includes a deferred credit not yet fully amortized - see Note 9.

      (II)  Unlinked, bearing no interest.

      * Includes adjusted goodwill - see Note 9.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 7 - Investments in  Subsidiaries, Affiliates and Others (cont'd)

        B.     Affiliates and others

                                                          Consolidated                            Company
                                        ------------------------------     ------------------------------
                                         December 31       December 31      December 31       December 31
                                                1996              1995             1996              1995
                                        ------------      ------------     ------------      ------------
                                        Adjusted NIS      Adjusted NIS     Adjusted NIS      Adjusted NIS
                                           thousands         thousands        thousands         thousands
                                        ------------      ------------     ------------      ------------
        Investment on equity basis,
         loans and capital notes
        Balance of investments
         as at December 31, 1991              10,227            10,227              751               751
        Additions at cost (I)                 15,170            14,947           10,962            10,151
        Share in accumulated
         loss, net, since 1.1.92 (I)            (892)             (712)          (1,220)           (1,157)
        Reductions                              (147)                -             (147)                -
                                        ------------      ------------     ------------      ------------
        Balance at end of year                24,358            24,462           10,346             9,745
        Less: Affiliate that became
         a consolidated subsidiary           (21,588)          (18,862)          (7,292)           (3,978)
                                        ------------      ------------     ------------      ------------
        Balance at end of year                 2,770             5,600            3,054             5,767
        Capital notes (II)                       150               166                -                 -
        Long-term loans and
         debit balances (see E below)         16,949            10,290           16,834            10,226
                                        ------------      ------------     ------------      ------------
                                              19,869            16,056           19,888            15,993
        Less: Current maturities
         of long-term loans                        -                66                -                66
                                        ------------      ------------     ------------      ------------
                                              19,869            15,990           19,888            15,927
                                        ============      ============     ============      ============

      (I)   Includes partnerships

      (II)  Unlinked, bearing no interest

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 7 - Investments in  Subsidiaries, Affiliates and Others (cont'd)

      C.    Long-term loans and debit balances

                                      December 31, 1996               December 31, 1995
                          -----------------------------   -----------------------------
                             Linked to       Linked to       Linked to      Linked to
                               index           index           index     foreign currency
Average interest rate            0%              5%              0%             2%
                          -------------   -------------   -------------   -------------
                               Adjusted        Adjusted       Adjusted         Adjusted
                          NIS thousands   NIS thousands   NIS thousands   NIS thousands
                          -------------   -------------   -------------   -------------
Consolidated
Long-term loans and
debit balances
                                 12,149           4,800           9,812             478
                          =============   =============   =============   =============
The Company
Long-term loans and
 debit balances                  16,279           4,800          12,182             478
                          =============   =============   =============   =============
Consolidated
By due dates:
First year                            -               -               -              66
Second year                           -               -               -             260
Third year                            -               -               -             152
No due date                      12,149           4,800           9,812               -
                          -------------   -------------   -------------   -------------
                                 12,149           4,800           9,812             478
                          =============   =============   =============   =============
The Company
By due dates:
First year                            -               -               -              66
Second year                           -               -               -             260
Third year                            -               -               -             152
No due date                      16,279           4,800          12,182               -
                          -------------   -------------   -------------   -------------
                                 16,279           4,800          12,182             478
                          =============   =============   =============   =============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 7 - Investments in Subsidiaries, Affiliates and Others (cont'd)

D.      Securities listed for trading

                                                December 31, 1996               December 31, 1995
                                      ---------------------------    ----------------------------
                                      Market Value Carrying Value   Market Value  Carrying Value
                                      ------------ --------------   ------------- ---------------
                                      Adjusted NIS   Adjusted NIS    Adjusted NIS    Adjusted NIS
                                         thousands      thousands       thousands       thousands
                                      ------------   ------------    ------------    ------------
        Securities of subsidiaries
         traded on the Tel-Aviv
         Stock Exchange                     34,998         53,044          16,303          21,122
                                      ============   ============    ============    ============

E. On February 1, 1996, the Company acquired, outside of the stock exchange, approximately 59% of the share capital of Kedem Chemicals Ltd. (hereafter
      - Kedem), a company whose shares are traded on the Tel Aviv Stock Exchange. The company paid NIS 48.6 million for the purchase of Kedem, which approximated their value on the Stock Exchange at the date of acquisition. On December 30, 1996, the Company sold its holding in Kedem to a wholly - owned subsidiary, Tambour Investments 1996 Ltd., at the market value on that date. Kedem is active in special chemicals including cleaning materials for the wholesale and institutional markets.

F. On December 29, 1996, three subsidiaries, Chemitas (1988) Ltd., Italchem Ayalon Ltd. and Aniam Purification Systems Ltd. (hereafter - Chemitas, Italchem and Aniam respectively, or together - the merging companies) filed a request for a merger in accordance with paragraph 234 of the Companies Ordinance - new version - 1983. According to the request, the effective date of the merger will be December 31, 1996. In addition, according to the request filed, the assets and liabilities of the merging companies will be transferred to Chemitas in exchange for ordinary shares to be alloted by Chemitas to the shareholders of the merging companies.

      In addition to the aforesaid, the merging companies filed a request with the income tax authorities in accordance with paragaraph 103I of the Income Tax Ordinance, to recieve authorization that the merger meets the requirements detailed in paragraph 103C of the Income Tax Ordinance. The merging companies also requested authorization from the Investment Center to transfer the benefits that Italchem is entitled to under the Law for Encouragement of Capital Investments.

      The merger is conditional pending the granting of a merge order by the courts and the granting of authorization from the income tax authorities, the Investement Center and the Controller of Restrictive Practices. As of the signature date of the financial statements, the authorization has been received by The Controller of Restrictive Practices only. The merger has not been reflected in these financial statements as it will become effective only upon receipt of all the aforementioned authorizations.
      The Company does not anticipate any material change to the financial statements and results of operations as a result of the merger.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment

A.      Consist of:

Consolidated:

                          Land and       Machinery      Furniture       Computers           Motor           Total
                         buildings             and     and office             and        vehicles
                                         equipment      equipment     peripherals
                      ------------    ------------   ------------    ------------    ------------    ------------
                      Adjusted NIS    Adjusted NIS   Adjusted NIS    Adjusted NIS    Adjusted NIS    Adjusted NIS
                         thousands       thousands      thousands       thousands       thousands       thousands
                      ------------    ------------   ------------    ------------    ------------    ------------
Cost:
Balance -
 January 1, 1996           161,675         284,654         18,609          17,709          23,150         505,797
Additions during
 the year                   10,596       (a)21,948          1,264           1,453        (a)5,686          40,947
Affiliate that became
 a consolidated
 subsidiary                    273           2,479            299              84           1,168           4,303
Consolidated for the
 first time                 14,223          12,327          2,535            --             3,334          32,419
Reductions during
 the year                    1,421             485              6               6           4,933           6,851
                      ------------    ------------   ------------    ------------    ------------    ------------
Balance -
 December 31,
 1996                      185,346      (d)320,923         22,701          19,240          28,405         576,615
                      ============    ============   ============    ============    ============    ============
Accumulated
 depreciation and
 amortization:
Balance -
 January 1, 1996            96,658         212,537         12,264          15,136          11,382         347,977
Additions during
 the year                    4,658          17,554          2,036           1,341           4,290          29,879
Affiliate that
 became a consolidated
 subsidiary                    217           1,383            230              59             748           2,637
Consolidated for
 the first time              1,752           7,044          1,784            --             1,795          12,375
Reductions during
 the year                      532             460              1               4           3,696           4,693
                      ------------    ------------   ------------    ------------    ------------    ------------
Balance -
 December 31,
 1996                      102,753         238,058         16,313          16,532          14,519         388,175
                      ============    ============   ============    ============    ============    ============
Depreciated
 balance:
December 31,
 1996                    (c)82,593          82,865          6,388           2,708       (b)13,886         188,440
                      ============    ============   ============    ============    ============    ============
Depreciated
 balance:
December 31,
 1995                    (c)65,017          72,117          6,345           2,573       (b)11,768         157,820
                      ============    ============   ============    ============    ============    ============

(a) In both the Company and Consolidated figures, includes advance payments in the amount of NIS 300 thousand (December 31, 1995 - 1,659 thousand).
(b) Includes depreciated balance of motor vehicles acquired by capital lease in the amount of NIS 694 thousand (December 31, 1995 - NIS 320 thousand).
(c) Includes amortized balance of leasehold improvements in the amount of NIS 913 thousand. (December 31, 1995 - NIS 3,443 thousand).
(d) Net of NIS 758 thousand investment grants received by a subsidiary. To guarantee the terms related to receiving the grant, a lien in favor of the State of Israel was secured on all the assets for which the grant was received. If the abovementioned company does not meet the terms related to the receipt of the grant, it will have to return the amount of the grant in addition to interest from the date it was received.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment (cont'd)

The Company

                          Land and       Machinery      Furniture       Computers          Motor            Total
                         buildings             and     and office             and       vehicles
                                         equipment      equipment     peripherals
                     -------------  --------------  -------------   -------------   -------------   -------------
                      Adjusted NIS    Adjusted NIS   Adjusted NIS    Adjusted NIS    Adjusted NIS    Adjusted NIS
                         thousands       thousands      thousands       thousands       thousands       thousands
                     -------------  --------------  -------------   -------------   -------------   -------------
Cost:
Balance -
 January 1, 1996           147,351         237,853         15,208          16,064          12,433         428,909
Additions during
 the year                    5,811  (a)     18,726            535           1,198           1,734          28,004
Reductions during
 the year                        -             434              -               -           2,346           2,780
                     -------------  --------------  -------------   -------------   -------------   -------------
Balance -
 December 31,
 1996                      153,162         256,145         15,743          17,262          11,821         454,133
                     =============  ==============  =============   =============   =============   =============

Accumulated
 depreciation and
 amortization:

Balance -
 January 1, 1996           *87,963         190,543         10,591          14,006           6,015         309,118
Additions during
 the year                    4,178          13,104          1,096             927           1,918          21,223
Reductions during
 the year                        -             434              -               -           1,860           2,294
                     -------------  --------------  -------------   -------------   -------------   -------------
Balance -
 December 31,
 1996                       92,141         203,213         11,687          14,933           6,073         328,047
                     =============  ==============  =============   =============   =============   =============

Depreciated
 balance:
December 31,
 1996                       61,021          52,932          4,056           2,329           5,748         126,086
                     =============  ==============  =============   =============   =============   =============

Depreciated
 balance:
December 31,
 1995                       59,388          47,310          4,617           2,058           6,418         119,791
                     =============  ==============  =============   =============   =============   =============

(a)     See previous page.

(*) In both the Company and consolidated figures, includes amortization of land lease rights in the amount of NIS 48 thousand (1995 - NIS 48 thousand).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment (cont'd)

        B.1. Part of the land and buildings in the amount of NIS 297 thousand is registered in the Land Registry Office in the name of a wholly-owned subsidiary.

        2. NIS 1,190 thousand represents approximately 50,000 sq.m. of land, registered in the Land Registry in the name of a wholly-owned subsidiary, leased for a period of 49 years which expires in the year 2039. Beginning in 1993, these land lease rights are being amortized over the remaining lease period.

        C. For information relating to liens and commitments on property, plant and equipment, see Note 15.

Note 9 - Intangible Assets and Deferred Credits, Net

        Consists of:

                                                                          Amortized Balance
                                                             --------------------------------
                                                Accumulated     December 31     December 31
                                       Cost    Amortization            1996            1995
                             --------------  --------------  --------------  --------------
                               Adjusted NIS    Adjusted NIS    Adjusted NIS    Adjusted NIS
                                  thousands       thousands       thousands       thousands
                             --------------  --------------  --------------  --------------
Consolidated
Goodwill, net                      **13,348            (300)         13,648             * -
Know-how, production
 and distribution rights                729             396             333              84
Issue cost of debentures                154              89              65               -
Foundation costs                        666             650              16             358
                             --------------  --------------  --------------  --------------
                                     14,897             835          14,062             442
                             ==============  ==============  ==============  ==============
The Company:

Distribution rights                     217              40             177               -
                             ==============  ==============  ==============  ==============

* 1995 - Amortized balance of deferred credits, net of NIS 232 thousand, is presented in liabilities.

**  Includes a decrease in goodwill of NIS 4,712 thousand for tax benefit.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 10 - Bank Credits and Others

Balances on linkage and interest rate basis:

                             Annual interest                 Consolidated                   The Company
                                rates as of   ---------------------------   ---------------------------
                                December 31    December 31    December 31    December 31    December 31
                                       1996           1996           1995           1996           1995
                             --------------   ------------   ------------   ------------   ------------
                                          %   Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS
                             --------------      Thousands      Thousands      Thousands      Thousands
                                              ------------   ------------   ------------   ------------
Bank credit in
Israeli currency,
 unlinked                    15.1 - 18.7            18,349          5,273             96            133

Bank credit linked to
 foreign currency            3.4                     1,570          3,015              -             -

Current maturities of
 long-term loans                                       605            953              -             -

Current maturities of
 convertible debentures                              3,040              -              -             -
                                              ------------   ------------   ------------   -----------

                                                    23,564          9,241             96           133
                                              ============   ============   ============   ===========

Note 11 - Accounts Payable - Trade and Others

                                                             Consolidated                   The Company
                                              ---------------------------   ---------------------------
                                               December 31    December 31    December 31    December 31
                                                      1996           1995           1996           1995
                                              ------------   ------------   ------------   ------------
                                              Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS
                                                 thousands      thousands      thousands      thousands
                                              ------------   ------------   ------------   ------------
A.      Accounts payable -
         trade and services

        Open accounts                               24,870         31,289          9,437         17,698
        Related parties                              1,077          1,364          1,077          1,273
        Checks payable                              10,142          5,277            233             36
                                              ------------   ------------   ------------   ------------
                                                    36,089         37,930         10,747         19,007
                                              ============   ============   ============   ============
B.      Others

        Employees including
         provisions for
         fringe benefits                            18,643         14,723         12,402         11,596
        Government institutions                      8,986          3,877          2,997          2,849
        Affiliated and subsidiary
         companies                                       -              -          1,552          1,724
        Customer advances                            1,340          1,813            631              -
        Other accruals                               8,568          8,642          5,060          6,062
                                              ------------   ------------   ------------   ------------
                                                    37,537         29,055         22,642         22,231
                                              ============   ============   ============   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 12 - Long-Term Liabilities

        A.     Long-term loans *

        1.  Balances on linkage and interest rate basis

                                                               Annual interest                     Consolidated
                                                                   rates as of   ------------------------------
                                                                   December 31      December 31     December 31
                                                                          1996             1996            1995
                                                                --------------   --------------   -------------
                                                                             %           Adjusted NIS thousands
                                                                -------------    ------------------------------

        Unlinked Israeli currency debt 1                           13.5 - 17.2              946              619
        Index-linked Israeli currency debt 2                                 -              609            1,706
        Debts in or linked to foreign currencies                      7 - 7.25            2,088            1,945
        Capital lease debt - index-linked                            4.8 - 7.2              632               41
        Capital lease debt - linked to
         foreign currency                                               9 - 13                -              149
                                                                                 --------------   --------------
                                                                                          4,275            4,460

        Less - current maturities                                                           605              953
                                                                                 --------------   --------------

                                                                                          3,670            3,507
                                                                                 ==============   ==============
        1      Includes capital notes unlinked bearing no
                interest, to related parties
                in the amount of                                                            923              485
                                                                                 ==============   ==============
        2      Includes loans linked to the index, bearing
                no interest, from related parties
                in the amount of                                                            609              700
                                                                                 ==============   ==============

        2.     Balances by due dates

                                                                                                    Consolidated
                                                                                 -------------------------------
                                                                                    December 31      December 31
                                                                                           1996             1995
                                                                                 --------------   --------------
                                                                                   Adjusted NIS     Adjusted NIS
                                                                                      thousands        thousands
                                                                                 --------------   --------------

        First year                                                                          605              953
        Second year                                                                         573              792
        Third year                                                                          563              446
        Fourth year                                                                         471              391
        Fifth year                                                                          531              693
        No due date                                                                       1,532            1,185
                                                                                 --------------   --------------

                                                                                          4,275            4,460
                                                                                 ==============   ==============

* All loans, except capital lease debt and notes and loans from related parties, are bank loans.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 12 - Long-Term Liabilities (Cont'd)

B.   Debentures convertible into shares of a subsidiary

                                                           Consolidated
                                                --------------------------------
                                                   December 31       December 31
                                                          1996              1995
                                                --------------    --------------
                                                       Adjusted NIS thousands
                                                --------------------------------
Debentures convertible into shares
 of a subsidiary*                                        5,927                 -

Less: current maturities                                 3,040                 -
                                                --------------    --------------
                                                         2,887                 -
                                                ==============    ==============
* Market value of convertible debentures
   (value on the stock exchange)                         5,718                 -
                                                ==============    ==============

2. The convertible debentrues were issued by Kedem Chemicals Ltd. (hereafter - Kedem), a company consolidated for the first time during the reporting period, as part of a public offering on July 9, 1990. The debentures' nominal par value is NIS 6,080 thousand, are linked both principle and interest to the CPI, bear interest of an annual rate of 2% and mature in 4 equal installments on June 30 of each year from 1995 through 1998.
     The debentures are convertible each business day until June 25, 1998 to ordinary shares of Kedem, registered in the name of the holder, 1 NIS par value each, at the conversion rate of NIS 38 par value of debenture for one ordinary share of 1 NIS par value, before adjustments. Debentures of NIS 27 thousand par value are held by a subsidiary.

3.   Payment of debentures are secured by liens - see note 15 (A) (3).

C.   Capital notes issued to consolidated companies

     are unlinked with no interest.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 13 - Liability Regarding Termination of Employee - Employer Relationship,
          Net

        A.   Consists of:

                                                         Consolidated                   The Company
                                          ---------------------------   ---------------------------
                                           December 31    December 31    December 31    December 31
                                                  1996           1995           1996           1995
                                          ------------   ------------   ------------   ------------
                                          Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS
                                             thousands      thousands      thousands      thousands
                                          ------------   ------------   ------------   ------------

        Provisions for severance pay             5,287          5,023          3,710          3,600
        Less: Deposits                           4,282          4,212          3,171          3,142
                                          ------------   ------------   ------------   ------------
                                                 1,005            811            539            458

        Provision for unutilized
         sick leave*                               960            829            960            829
                                          ------------   ------------   ------------   ------------

                                                 1,965          1,640          1,499          1,287
                                          ============   ============   ============   ============

        *    See C. below

        B.   1.    The employees of the group, except for a few of the executive
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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 13 - Liability Regarding Termination of Employee - Employer Relationship,
          Net

        C.   Unutilized sick leave

        The financial statements include a provision for unutilized sick leave pay for those employees who reach the age of 55. The compensation to the employee or his heirs is a number of days, for each 30 unutilized sick days, determined according to a percentage of utilized sick days during the period of employment.

Note 14 - Share Capital and Reserves

        A.  The share capital consists of:

                                              Authorized           Issued and paid for
                             ---------------------------   ---------------------------
                               December 31   December 31     December 31   December 31
                                      1996          1995            1996          1995
                               -----------   -----------     -----------   -----------
                             Number of shares (thousands)  Number of shares (thousands)
                             ---------------------------   ---------------------------

        Ordinary shares
         of NIS 1.0 each           100,000       100,000          60,582        60,582
                               ===========   ===========     ===========   ===========

        B. As mentioned in the notes to the December 31, 1993 audited financial statements, the warrants issued to employees were issued free of charge, as part of the public offering in 1993, and were presented in those financial statements accordingly. The Company turned to the Income Tax Authority with the request that the amount which was taxable to the employees be deductible for income tax purposes. Their response was positive on the condition that the expense be entered in the Company's books. Therefore, the Company decided to include this expense in the 1994 financial statements as an extraordinary item in the amount of NIS 25,528 thousand, in the Statement of Income against the paid-in capital. The expense was shown net of the tax effect which was NIS 10,453 thousand, which was also the net effect on shareholders' equity.

        C. The balance of warrants issued in 1993 which were not exercised, expired on February 10, 1995.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 15 - Liens, Guarantees, Contingencies and Commitments

      A.   Liens

      1. Subsidiary companies' loans from banks and debt to automobile leasing companies in the amount of NIS 800 thousand are secured by liens on motor vehicles.

      2. Liabilities of several subsidiaries and affiliates to banks and commitments regarding the fulfillment of the terms of projects approved by the "Investment Center", are guaranteed by liens on the assets and insurance rights of those subsidiaries and affiliates. These companies liabilities to banks as of December 31, 1996 that are secured by liens amounted to approximately NIS 7,000 thousand.

      3. Convertible debentures of a subsidiary are secured by a lien of the lowest level on all the assets of the subsidiary, to a trustee. This lien does not limit the subsidiary in securing additional liens of a higher level.

      B.   Guarantees

      1. Bank loans and other liabilities of subsidiaries and affiliates in the maximum amount of approximately NIS 4,500 thousand are guaranteed by the Company. The balance of these bank loans and other liabilities as of December 31, 1996 amounted to approximately NIS 2,450 thousand.

           The Company also has an unlimited guarantee towards banks for several subsidiaries and affiliates. As of December 31, 1996 this guarantee has not been utilized.

      2. The Company has provided guarantees in the ordinary course of business and for the benefit of subsidiaries and affiliates in the approximate amount of NIS 2,600 thousand. The Company also guaranteed the payment of monthly rents of a subsidiaries in the approximate amount of NIS 200 thousand (total future liability - approximately NIS 7,500 thousand).

      3. The Company has provided a guarantee to a bank for employees' and sub-contractors loans of approximately NIS 1,040 thousand.

      C.   Contingencies

      1. Various claims are pending against the group, in the total amount of approximately NIS 2,700 thousand, which have been partly provided for according to management's estimation based on legal counsel. In management's opinion, no further provisions are necessary.

      2. A lawsuit in the amount of NIS 20 million has been filed against Kedem, a 59.5% owned subsidiary, by a customer caused bodily harm by the subsidiary's product. According to the subsidiary's manageent, based on legal counsel's the claim, if they will be required to pay, will be much smaller than the amount of the lawsuit and is covered by their insurance.

      3. Credit Risk - Credit Risk is the maximum loss incurred when one party to a financial instrument fails to discharge an obligation. The credit risk to which the Company is exposed as of the balance sheet date is equal to the book value of its assets.

      4. Directors' and key employees' indemnity and insurance - the Company articles allow for indemnification and insurance of directors and key employees in accordance with the law. The liability is of the Company and most of its subsidiaries and affiliates are covered by an insurance policy of an interested party.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 15 - Liens, Guarantees, Contingencies and Commitments (cont'd)

      D.   Commitments

      1. The group is committed, as of the balance sheet date, to purchase fixed assets in the approximate amount of NIS 6,800 thousand.

      2. Commitments for the purchase of raw materials are presented as "Inventory-in-transit" - see Note 6.

      3. The Company and several of its subsidiaries and affiliates are required, under various know-how agreements, to pay royalties to those supplying the know-how. Such royalties amounted to NIS 1,899 thousand for the group in 1996 (1995 - NIS 937 thousand, 1994 - NIS 2,622 thousand). The group is not dependent upon any specific supplier of know-how and no material damage will be caused in the event of the termination of any know-how agreement.

Note 16 - Earnings per Share

A.   Primary and diluted earnings

                                          1996                           1995                           1994
                  ----------------------------   ----------------------------   ----------------------------
                           Primary    Weighted            Primary    Weighted            Primary    Weighted
                          earnings     average           earnings     average           earnings     average
                                     number of                      number of                      number of
                                     shares in                      shares in                      shares in
                                       primary                        primary                        primary
                                      earnings                       earnings                       earnings
                  ----------------  ----------   ----------------  ----------   ----------------  ----------
                  Adjusted NIS'000    NIS'000*   Adjusted NIS'000    NIS'000*   Adjusted NIS'000    NIS'000*
                  ----------------  ----------   ----------------  ----------   ----------------  ----------
Primary earnings
 before
 extraordinary
 item                       33,534      60,529             34,962      60,582            16,464       60,582
                      ============  ==========      =============  ==========      ============   ==========
Primary earnings
 after
 extraordinary
 item                       33,534      60,529             34,962      60,582             1,389        60,582
                     =============  ==========      ============= ===========      ============   ===========

*   Number of shares in nominal NIS thousands.

In order to check the probability of the exercise of the options and for the calculation of earnings per share, the present value is calculated assuming the exercise of the options on the last possible date, at Shekel interest rates, after taxes, of 4.5%. (1995 - 4.5%; 1994 - 4%), for securities linked to the index.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 17 - Taxes on Income

      A. "Industrial company" - the Company and its main subsidiaries are industrial companies under the Encouragement of Industry (Taxes) Law, 1969, and are entitled to the benefit of accelerated depreciation rates.

      B. The provisions for taxes were computed according to the Income Tax Ordinance (New Version), 1961, and the Income Tax Law (Inflationary Adjustments), 1985.

      C.     The composition of deferred taxes:

                                                               Consolidated                       The Company
                                            -------------------------------   --------------------------------
                                               December 31      December 31      December 31       December 31
                                                      1996             1995             1996             1995
                                            --------------   --------------   --------------    -------------
                                              Adjusted NIS     Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                 thousands        thousands        thousands        thousands
                                            --------------   --------------   --------------    -------------

      For fixed assets                              (7,873)          (2,753)            (389)           3,060
      For provision for fringe benefits, etc.        7,648            7,512            4,994            6,133
      For tax losses and deductions
       carried forward                               3,118            4,221                -                -
      For public offering
      issue expenses*                                    -               73                -               73
                                            --------------   --------------   --------------    -------------

                                                     2,893            9,053            4,605            9,266
      Less - for inventories                           646              814              402              631
                                            --------------   --------------   --------------    -------------

                                                     2,247            8,239            4,203            8,635
                                            ==============   ==============   ==============    =============
      Included:

      In current assets                              6,560            5,391            4,305            4,287
      In investments and
       long term assets                                177            4,521                -            4,348
      In long-term liabilities                      (4,490)          (1,673)            (102)               -
                                            --------------   --------------   --------------    -------------

                                                     2,247            8,239            4,203            8,635
                                            ==============   ==============   ==============    =============

      *   Total tax savings resulting from these expenses - NIS 2,893 thousand.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
-------------------------------------------------------------------------------

Note 17 - Taxes on Income (Cont'd)

      D.   Changes in deferred taxes

                                                             Consolidated                     The Company
                                            -----------------------------   -----------------------------
                                              December 31     December 31     December 31     December 31
                                                     1996            1995            1996            1995
                                            -------------   -------------   -------------   -------------
                                             Adjusted NIS    Adjusted NIS    Adjusted NIS    Adjusted NIS
                                                thousands       thousands       thousands       thousands
                                            -------------   -------------   -------------   -------------
      Balance beginning of year                     8,239           9,118           8,635           8,842
      Affiliate that became a
       subsidiary                                     348            (166)              -               -
      Newly-consolidated subsidiary*                4,241               -           4,712               -
      Change in deferred taxes
       presented in Statement
        of Income                                 (10,581)           (713)         (9,144)           (207)
                                            -------------   -------------   -------------   -------------

      Balance at end of year                        2,247           8,239           4,203           8,635
                                            =============   =============   =============   =============

      * Includes tax effect reflected in goodwill - see Note 9.

      E.   Income taxes in Statements of Income

      Income taxes in the adjusted Statements of Income consist of:

                                                              For the year ended December 31
                                           -------------------------------------------------
                                                     1996             1995              1994
                                           --------------   --------------    --------------
                                             Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                thousands        thousands         thousands
                                           --------------   --------------    --------------
      Consolidated
      Provision for current year                   13,127           23,992            16,380
      Change in deferred taxes, net*             **10,581              713             3,852
      Over-provision for previous years               347            1,327                 -
                                           --------------   --------------    --------------

                                                   24,055           26,032            20,232
                                           ==============   ==============    ==============

      *   Includes change resulting from decrease in tax rate in the amount of:

      Consolidated                                      -              118               126
                                           ==============   ==============    ==============

      The Company                                       -              114               112
                                           ==============   ==============    ==============

      ** Includes tax effect reflected in Goodwill - see Note 9.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 17 - Taxes on Income (Cont'd)

      E. Income taxes in Statements of Income (Cont'd)

                                                                                       The Company
                                                                                       -----------
                                                                    For the year ended December 31
                                                  ------------------------------------------------
                                                            1996             1995             1994
                                                  --------------   --------------   --------------
                                                    Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                       thousands        thousands        thousands
                                                  --------------   --------------   --------------

      Company:

      Provision for current year                           9,513           22,690           15,279
      Change in deferred taxes, net*                     **9,144              207            3,582
      Over-provision for previous years                        -            1,344                -
                                                  --------------   --------------   --------------
                                                          18,657           24,241           18,861
                                                  ==============   ==============   ==============

      * See previous page.
      ** See previous page.

      F. Tax assessments

      Final tax assessments have been received by the Company for tax years up to and including 1994. Consolidated subsidiaries have received final tax assessments for various years up to and including 1995.

      G.   Effective tax reconciliation

                                                                     For the year ended December 31
                                                   ------------------------------------------------
                                                             1996             1995             1994
                                                   --------------   --------------   --------------
                                                     Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                        thousands        thousands        thousands
                                                   --------------   --------------   --------------

      Tax rates in effect                                     36%              37%              38%
                                                   ==============   ==============   ==============

      Consolidated:

      Theoretical tax at rates in effect                   21,803           23,089           14,385
      Erosion of tax advances                                 340              770              997
      Tax effect of permanent differences, net              1,737            2,076           (2,413)
      Losses and tax benefits not utilized                    458              477            6,716
      Prior year tax losses and benefits utilized          (1,234)               -                -
      Differences between the definition of equity
       and assets for tax purposes and book
       purposes and others, net                               523           (1,707)             547
      Taxes for previous years                                428            1,327                -
                                                   --------------   --------------   --------------
                                                           24,055           26,032           20,232
                                                   ==============   ==============   ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 17 - Taxes on Income (Cont'd)

                                                                           For the year ended December 31
                                                         ------------------------------------------------
                                                                   1996             1995             1994
                                                         --------------   --------------   --------------
                                                           Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                              thousands        thousands        thousands
                                                         --------------   --------------   --------------

      Tax rates in effect                                           36%              37%              38%
                                                         ==============   ==============   ==============
      The Company:

      Theoretical tax at rates in effect                         17,902           22,062           14,676
      Erosion of tax advances                                       170              732              928
      Tax effect of permanent differences, net                      613            1,204           (2,518)
      Losses and tax benefits not utilized                            -                -            5,556
      Differences between the definition of equity
       and assets for tax purposes and book
       purposes and others, net                                     (28)          (1,101)             219

      Taxes for previous years                                        -            1,344                -
                                                         --------------   --------------   --------------

                                                                 18,657           24,241           18,861
                                                         ==============   ==============   ==============

      H.   Tax - losses carried forward to future years

      1. The Company has accumulated real losses on securities for tax purposes in the approximate amount of NIS 27,000 thousand. This loss, linked to the index, will only be tax- deductible in future years against income from securities, if they so exist. No deferred taxes receivable have been recorded for these losses - see Note 2K.

      2. Several subsidiaries have accumulated losses for tax purposes in the approximate amount of NIS 13,000 thousand (See Note 2K) for which no deferred taxes receivable have been recorded.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 18 - Linked Balances

Consolidated:

                                               December 31, 1996                            December 31, 1995
                     ----------------------------------------------------------------------------------------
                      In or linked          Index       Unlinked   In or linked          Index       Unlinked
                        to foreign         linked                    to foreign         linked
                          currency                                     currency
                     -------------  -------------  -------------  -------------  -------------  -------------
                      Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS
                         thousands      thousands      thousands      thousands      thousands      thousands
                     -------------  -------------  -------------  -------------  -------------  -------------
Current assets
Cash                        13,763              -         43,512          4,924              -         24,867
Marketable
 securities                  1,674         24,183         26,304          4,598         38,378         15,316
Accounts
 receivable -                  452          3,108         11,773              -          7,615          2,035
 trade and
 others*                    13,865              -        141,554         12,357          3,915        114,652
Bank deposits                    -          3,328              -              -         74,123              -
                     -------------  -------------  -------------  -------------  -------------  -------------
                            29,754         30,619        223,143         21,879        124,031        156,870
Investments
Affiliated
 companies
 and others,
 capital notes
 and loans
 including
 current
 maturities                     -          16,949            150            478          9,812            166
Bank deposits
 and other
 receivables                     -         18,625              -              -          3,616            675
                     -------------  -------------  -------------  -------------  -------------  -------------

Total assets                29,754         66,193        223,293         22,357        137,459        157,711
                     =============  =============  =============  =============  =============  =============

Current liabilities
Short-term
 bank credits                1,570              -         18,349          2,922              -          5,366
Accounts payable -
 trade and others:
 Trade                      10,541          1,192         24,356         14,363              -         23,567
 Others                        587             36         36,914            411              -         28,644
                     -------------  -------------  -------------  -------------  -------------  -------------

                            12,698          1,228         79,619         17,696              -         57,577
Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net               -          1,499            466              -          1,640              -
Long-term loans,
 including current
 maturities                  2,092          1,212            971          2,095          1,746            619
Convertible debentures           -          5,927              -              -              -              -

                     -------------  -------------  -------------  -------------  -------------  -------------
Total liabilities           14,790          9,866         81,056         19,791          3,386         58,196
                     =============  =============  =============  =============  =============  =============

*       Exclusive of deferred taxes and prepaid expenses.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 18 - Linked Balances (cont'd)

Company:

                                               December 31, 1996                            December 31, 1995
                     -------------------------------------------  -------------------------------------------
                      In or linked          Index       Unlinked   In or linked          Index       Unlinked
                        to foreign         linked                    to foreign         linked
                          currency                                     currency
                     -------------  -------------  -------------  -------------  -------------  -------------
                      Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS   Adjusted NIS
                         thousands      thousands      thousands      thousands      thousands      thousands
                     -------------  -------------  -------------  -------------  -------------  -------------
Current assets
Cash                        13,028              -         35,647          4,475              -         23,081
Marketable
 securities                  1,674         24,183         26,304          4,598         38,378         15,316
Accounts
 receivable -                  616         18,569          9,228              -          5,509         21,625
 trade and others*          11,298              -         67,154         10,257              -         69,370
Bank deposits                    -          3,328              -              -         74,123              -
                     -------------  -------------  -------------  -------------  -------------  -------------
                            26,616         46,080        138,333         19,330        118,010        129,392
Investments
 Loans and capital
 notes, including
 current maturities              -          4,245         23,627            478         12,182          2,456
Affiliated companies
 and others -
 capital notes
 and loans,
 including
 current maturities              -         16,834              -              -          3,095            504
Government loans
Bank deposits
 and other
 receivables                     -         18,153              -              -              -              -
                     -------------  -------------  -------------  -------------  -------------  -------------

Total assets                26,616         85,312        161,960         19,808        133,287        132,352
                     =============  =============  =============  =============  =============  =============

Current liabilities
Short-term
 bank credits                    -              -             96              -              -            133
Accounts payable -
 trade and others:
 Trade                       3,930              -          6,817          5,720              -         13,287
 Others                          -              -         22,642              -              -         22,231
                     -------------  -------------  -------------  -------------  -------------  -------------

                             3,930              -         29,555          5,720              -         35,651
Long-term liabilities
Liability regarding
 termination of
 employee-employer
 relationship, net               -          1,499              -              -          1,287              -
Long-term notes,
 to subsidiaries                 -              -          2,065              -              -          2,284
                     -------------  -------------  -------------  -------------  -------------  -------------

Total liabilities            3,930          1,499         31,620          5,720          1,287         37,935
                     =============  =============  =============  =============  =============  =============

*       Exclusive of deferred taxes and prepaid expenses.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income

      A.   Sales (net of allowances)

                                                               For the year ended December 31
                                             ------------------------------------------------
                                                       1996             1995             1994
                                             --------------   --------------   --------------
                                               Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                  thousands        thousands        thousands
                                             --------------   --------------   --------------
      Consolidated:
      Local                                         559,712          518,038          441,867
      Export                                         67,383           37,931           29,516
                                             --------------   --------------   --------------

                                                    627,095          555,969          471,383
                                             ==============   ==============   ==============
      Company:
      Local                                         359,361          404,260          374,255
      Export                                         57,769           32,150           25,392
                                             --------------   --------------   --------------

                                                    417,130          436,410          399,647
                                             ==============   ==============   ==============
      B.   Cost of sales

      Consolidated:
      Materials                                     284,089          270,213          219,062
      Labor                                          59,111           49,951           45,018
      Other manufacturing expenses                   36,777           33,215           27,305
      Depreciation and amortization                  22,196           20,285           18,311
                                             --------------   --------------   --------------

                                                    402,173          373,664          309,696
                                             --------------   --------------   --------------
      (Increase) Decrease in inventories of:
      Work in process                                 2,664              803           (1,533)
      Finished products                               4,478           (3,132)          (1,425)
                                             --------------   --------------   --------------

                                                      7,142           (2,329)          (2,958)
                                             --------------   --------------   ---------------

                                                    409,315          371,335          306,738
                                             ==============   ==============   ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

        B.   Cost of sales (cont'd)

                                                                For the year ended December 31
                                              ------------------------------------------------
                                                        1996             1995             1994
                                              --------------   --------------   --------------
                                                Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                   thousands        thousands        thousands
                                              --------------   --------------   --------------
      Company:
      Materials                                      180,870          199,311          178,818
      Labor                                           41,568           41,426           39,329
      Other manufacturing expenses                    24,553           26,720           25,844
      Depreciation and amortization                   16,560           16,621           16,151
                                              --------------   --------------   --------------

                                                     263,551          284,078          260,142
                                              --------------   --------------   --------------

      (Increase) Decrease in inventories of:
      Work in process                                  2,588           (1,007)          (1,506)
      Finished products                                4,062           (2,398)          (1,070)
                                              --------------   --------------   ---------------

                                                       6,650           (3,405)          (2,576)
                                              --------------   --------------   ---------------

                                                     270,201          280,673          257,566
                                              ==============   ==============   ==============

      C.   Selling and marketing expenses

      Consolidated:
      Labor                                           42,865           34,637           29,089
      Depreciation and amortization                    7,990            5,768            5,235
      Advertising                                     19,228           15,317           14,937
      Agents' commissions                              8,826            1,427            2,382
      Others                                          29,303           28,624           25,358
      Doubtful accounts and bad debt expense           2,804            3,126            4,525
                                              --------------   --------------   --------------

                                                     111,016           88,899           81,526
                                              ==============   ==============   ==============

      Company:
      Labor                                           30,965           28,350           24,428
      Depreciation and amortization                    3,610            3,638            3,742
      Advertising                                     13,298           14,100           14,487
      Others                                          23,194           24,344           21,841
      Doubtful accounts and bad debt expense           1,875            2,444            4,117
                                              --------------   --------------   --------------

                                                      72,942           72,876           68,615
                                              ==============   ==============   ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      D.   General and administrative expenses:

                                                                  For the year ended December 31
                                               -------------------------------------------------
                                                         1996             1995              1994
                                               --------------   --------------    --------------
                                                 Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                    thousands        thousands         thousands
                                               --------------   --------------    --------------
      Consolidated:
      Labor                                            24,342           20,023            17,570
      Depreciation and amortization                     2,501            1,557             1,319
      Others                                           14,443           12,886            11,483
                                               --------------   --------------    --------------

                                                       41,286           34,466            30,372
                                               ==============   ==============    ==============

      Company:
      Labor                                            15,316           15,703            14,540
      Depreciation and amortization                     1,053            1,063               840
      Others                                            9,145            8,682             8,580
                                               --------------   --------------    --------------

                                                       25,514           25,448            23,960
                                               ==============   ==============    ==============

      E.     Finance income (expense), net
                                                                  For the year ended December 31
                                               -------------------------------------------------
                                                         1996             1995              1994
                                               --------------   --------------    --------------
                                                 Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                    thousands        thousands         thousands
                                               --------------   --------------    --------------
      Consolidated:
      Bank credit                                          85             (494)              457
      Long-term loans                                     (21)            (165)                8
      Interest on bank deposits                         1,832            3,399             3,349
      Gain (loss) from marketable securities            1,803            1,429           (13,555)
      Commissions and bank expenses                      (681)          (1,344)           (2,393)
      Erosion of monetary items and others, net        (9,044)          (5,479)           (9,058)
                                               ---------------  ---------------   ---------------

                                                       (6,026)          (2,654)          (21,192)
                                               ===============  ===============   ===============

      Company:
      Bank credit                                         130               84               400
      Interest in bank deposits                         1,794            3,422             3,313
      Gain (loss) from marketable securities            1,693            1,429           (13,555)
      Commission and bank expenses                       (112)            (657)           (1,886)
      Erosion of monetary items and others, net        (5,056)          (4,079)           (6,982)
                                               ---------------  ---------------   ---------------

                                                       (1,551)             199           (18,710)
                                               ==============   ==============    ===============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      F.   Other income, net

                                                                   For the year ended December 31
                                                 ------------------------------------------------
                                                           1996             1995             1994
                                                 --------------   --------------   --------------
                                                   Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                      thousands        thousands        thousands
                                                 --------------   --------------   --------------

      Consolidated:
      Capital gains, net                                    909            1,701              860
      Profit (Loss) on realization of investment
       in affiliated company and others                    (206)             149             (932)
      Commission income                                      97              565                -
      Sundry income                                       1,063              166              719
      Amortization of (goodwill) deferred credit         (1,368)             327              533
      Income from capital issue of
       affiliate and subsidiary*                              -                -            4,212
      Related parties:
      Income from rentals                                   531              639              706
      Management fees and participation
       in expenses                                           85              221              198
                                                 --------------   --------------   --------------

                                                          1,111            3,768            6,296
                                                 ==============   ==============   ==============

      Company:
      Capital gains, net                                    728              822              833
      Profit (Loss) on realization of investment
       in affiliates and others                            (206)             149             (932)
      Sundry income                                       1,063              185              277
      Income from private issue of subsidiary                 -                -            4,212
      Related parties:
      Income from rentals                                 1,063              639              706
      Management fees and participation
       in expenses                                          157              221              358
                                                 --------------   --------------   --------------
      Miscellaneous
                                                          2,805            2,016            5,454
                                                 ==============   ==============   ==============

      * 1994 - Includes a gain resulting from a private issue of 20% of the capital of Tzah - Israeli Printing Inks Limited, a subsidiary, which was fully owned by the company until that time.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 20 - Related and Interested Parties

      A. The Company, as well as its subsidiaries and affiliates, also carry out transaction, within the ordinary course of business, with entities that are interested parties. The Securities Authority exempted the Company from describing transactions with Clal Israel Ltd., Koor Industries Ltd., I.D.B. Holdings Ltd., and Leumi Israel Bank Ltd. and the companies held by them. Details regarding balances and transactions with related parties and other interested parties, mainly companies in the Tambour group, are presented in this note as well as in others notes (see paragraph F1).

      B.   Balance sheet:

                                                             Consolidated                       The Company
                                          -------------------------------   -------------------------------
                                             December 31      December 31      December 31      December 31
                                                    1996             1995             1996             1995
                                          --------------   --------------   --------------   --------------
                                            Adjusted NIS     Adjusted NIS     Adjusted NIS     Adjusted NIS
                                               thousands        thousands        thousands        thousands
                                          --------------   --------------   --------------   --------------
      (1)  Included in assets

           Cash and cash equivalents              29,030           11,945           22,760           10,637
                                          ==============   ==============   ==============   ==============

           Marketable securities                   6,517              761            6,517              761
                                          ==============   ==============   ==============   ==============

           Short-term bank deposits                    -           43,088                -           43,088
                                          ==============   ==============   ==============   ==============
           Long-term bank deposits                 7,324                -            7,324                -
                                          ==============   ==============   ==============   ==============
      (2)  Included in liabilities

           Bank credits                            6,116            4,278                -                -
                                          ==============   ==============   ==============   ==============
           Liability regarding
            termination of employee-
            employer relationship                  1,544            1,454            1,544            1,454
                                          ==============   ==============   ==============   ==============

      C.   The highest balance in current assets

                                                                Consolidated                        The Company
                                            --------------------------------   --------------------------------
                                                      Year ended December 31             Year ended December 31
                                            --------------------------------   --------------------------------
                                                      1996              1995             1996              1995
                                            --------------    --------------   --------------    --------------
                                              Adjusted NIS      Adjusted NIS     Adjusted NIS      Adjusted NIS
                                                 thousands         thousands        thousands         thousands
                                            --------------    --------------   --------------    --------------
      In cash and cash equivalents                  29,030            12,585           22,760            12,585
                                            ==============    ==============   ==============    ==============
      In accounts receivable -
       trade and others                              6,900             3,408           14,936            10,937
                                            ==============    ==============   ==============    ==============
      In bank deposits                              43,088            51,539           43,088            51,539
                                            ==============    ==============   ==============    ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 20 - Related Parties (cont'd)

      D.   Transactions (in the normal course of business):

                                                                                        Year ended December 31
                                                              ------------------------------------------------
                                                                        1996             1995             1994
                                                              --------------   --------------   --------------
                                                                Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                                   thousands        thousands        thousands
                                                              --------------   --------------   --------------
      Consolidated:

      Sales                                                           25,306            5,602            3,302
                                                              ==============   ==============   ==============

      Purchases and other expenses                                       926              842            1,403
                                                              ==============   ==============   ==============

      Finance income                                                     220                -              100
                                                              ==============   ==============   ==============

      Finance expense                                                      -                -              217
                                                              ==============   ==============   ==============

      Company:

      Sales                                                           39,419            9,616            6,076
                                                              ==============   ==============   ==============

      Purchases and other expenses                                     2,094            2,792            1,409
                                                              ==============   ==============   ==============

      Management fees paid                                             1,029              854              901
                                                              ==============   ==============   ==============

      Finance income                                                     484              365              100
                                                              ==============   ==============   ==============

      Finance expense                                                      -                -            1,017
                                                              ==============   ==============   ==============

      E.   Remuneration of interested parties

                                                                                      Consolidated and Company
                                                              ------------------------------------------------
                                                                                        Year ended December 31
                                                              ------------------------------------------------
                                                                        1996             1995             1994
                                                              --------------   --------------   --------------
                                                 Number of      Adjusted NIS     Adjusted NIS     Adjusted NIS
                                                   persons         thousands        thousands        thousands
                                              ------------    --------------   --------------   --------------
      Interested parties employed by
       the company or on its behalf                      1             1,657            1,740            1,855
                                                              ==============   ==============   ==============
      Interested parties not employed
       by the company or on its behalf                  10               360              355              388
                                                              ==============   ==============   ==============

      F.   Also see Notes 4, 7, 11, 12, 15 and 19F.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company

      A.   Balance Sheet
                                                     December 31     December 31
                                                            1996            1995
                                                   -------------   -------------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
      Current assets
      Cash and cash equivalents                           48,675          24,918
      Marketable securities                               52,161          52,711
      Accounts receivable - trade                         78,452          72,004
      Other accounts receivable                           33,963          32,710
      Bank deposits                                        3,328          67,027
      Inventories                                         67,954          75,272
                                                   -------------   -------------
                                                         284,533         324,642
                                                   -------------   -------------
      Investments and long-term assets
      Investments in subsidiaries,
       affiliates and others                              89,926          45,770
      Bank deposits and other receivables                 18,153           3,254
      Deferred taxes, net                                      -             607
                                                   -------------   -------------
                                                         108,079          49,631
                                                   -------------   -------------
      Property, plant and equipment
      Cost                                               192,179         166,947
      Less: Accumulated depreciation                      93,181          79,144
                                                   -------------   -------------
                                                          98,998          87,803
                                                   -------------   -------------
      Intangible assets and deferred
       charges, net                                          163               -
                                                   -------------   -------------
                                                         491,773         462,076
                                                   =============   =============
      Current liabilities
      Bank credits                                            96             120
      Accounts payable - trade                            10,747          17,187
      Other accounts payable                              22,642          20,103
      Dividend declared                                   50,000               -
                                                   -------------   -------------
                                                          83,485          37,410
                                                   -------------   -------------
      Long-term liabilities
      Liability regarding termination of
       employee-employer relationship, net                 1,499           1,164
      Capital notes issued to subsidiaries                 2,065           2,065
      Deferred taxes                                       2,802               -
                                                   -------------   -------------
                                                           6,366           3,229
                                                   -------------   -------------
      Shareholders' equity
      Share capital                                       60,582          60,582
      Paid-in capital                                    149,934         149,934
      Retained earnings                                  192,426         210,921
                                                   -------------   -------------
                                                         402,942         421,437
      Less: Company shares
       held by subsidiary                                 (1,020)              -
                                                   -------------   -------------
                                                          401,922        421,437
                                                   --------------  -------------
                                                          491,773        462,076
                                                   ==============  =============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company (cont'd)

      B.   Statements of Income

                                                                                  Year ended December 31
                                                       -------------------------------------------------
                                                                 1996             1995              1994
                                                        NIS thousands    NIS thousands     NIS thousands
                                                       --------------   --------------    --------------

      Revenue from sales                                      401,231          376,446           313,667
      Cost of sales                                           247,523          232,959           192,306
                                                       --------------   --------------    --------------

      Gross profit                                            153,708          143,487           121,361
                                                       --------------   --------------    --------------

      Selling and marketing expenses                           69,737           62,613            53,687
      General and administrative expenses                      24,284           21,784            18,628
                                                       --------------   --------------    --------------

                                                               94,021           84,397            72,315
                                                       --------------   --------------    --------------

      Operating income                                         59,687           59,090            49,046

      Finance income, net                                      19,500           17,881            13,949
      Other income, net                                         2,956            1,840             4,835
                                                       --------------   --------------    --------------

      Income before income taxes                               82,143           78,811            67,830

      Income taxes                                             17,111           20,021            13,125
                                                       --------------   --------------    --------------

      Net income after income taxes                            65,032           58,790            54,705

      Equity in earnings of subsidiaries, affiliates
      and others, net                                           6,473            1,004             1,243
                                                       --------------   --------------    --------------

      Net income before extraordinary item                     71,505           59,794            55,948

      Extraordinary item -
      Salary expense relating to the portion of
       securities issued which constitutes an
       employee benefit, net                                        -                -             9,465
                                                       --------------   --------------    --------------

      Net income for the year                                  71,505           59,794            46,483
                                                       ==============   ==============    ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company (cont'd)

C.   Statement of shareholders' equity

                           Share           Premium  Proceeds from        Retained  Company shares           Total
                           Capital                          issue        earnings         held by
                                                      of warrants                     subsidiary
                      ------------   -------------  -------------   -------------   -------------   -------------
                      Adjusted NIS    Adjusted NIS   Adjusted NIS    Adjusted NIS    Adjusted NIS    Adjusted NIS
                         thousands       thousands      thousands       thousands       thousands       thousands
                      ------------   -------------  -------------   -------------   -------------   -------------

Balance as of
 January 1, 1994            55,686          66,149         12,999         139,644               -         274,478

Changes in 1994:

Issue of bonus shares
Issue of share capital
 and warrants, net               -           9,031          8,160               -               -          17,191
Exercise of warrants, net    4,896         *58,917        *(5,322)              -               -          58,491
Net income                       -               -              -          46,483               -          46,483
Dividend**                       -               -              -         (15,000)              -         (15,000)
                      ------------   -------------  -------------   -------------   -------------   -------------
Balance as of
 December 31, 1994          60,582         134,097         15,837         171,127               -         381,643
Changes in 1995:

Expiration of
 warrants, net                   -         *15,837       *(15,837)              -               -               -
Net income                       -               -              -          59,794               -          59,794
Dividend                         -               -              -         (20,000)              -         (20,000)
                      ------------   -------------  -------------   -------------   -------------   -------------
Balance as of
 December 31, 1995          60,582         149,934              -         210,921               -         421,437


Changes in 1996:

Net income                       -               -              -          71,505               -          71,505
Dividend***                      -               -              -         (90,000)              -         (90,000)
Company shares
 held by subsidiary              -               -              -               -          (1,020)         (1,020)
                      ------------   -------------  -------------   -------------   -------------   -------------
Balance as of
 December 31, 1996          60,582         149,934              -         192,426          (1,020)        401,922
                      ============   =============  =============   =============   =============   =============

*   Net of issue and registration expenses, after tax affect.
**  Includes NIS 10,000 thousand dividend declared.
*** Includes NIS 50,000 thousand dividend declared subsequent to Balance Sheet date (see Note 22).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 22 - Subsequent Events

      On March 5, 1997 the Company's Board of Directors declared an additional interim cash dividend distribution of NIS 50,000 thousand which is approximately NIS 0.825 per NIS 1 par value of shares outstanding on the date declared. The dividend will be paid on March 30, 1997 and is included in these financial statements as a dividend declared. In addition, the Board of Directors decided to recommend to the shareholders at the General Meeting the interim dividend as the final dividend of 1996.

Note 23 - Consolidated Financial Data Presented according to U.S. GAAP

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 23 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

      A.   Change in Method of Reporting (cont'd)

      3. Deferred taxes associated with the temporary differences that arise from a change in functional currency when an economy ceases to be considered highly inflationary, are reflected (as per FASB's EITF 92-8) as an adjustment to the cumulative translation adjustments component of shareholders's equity.

      B. The main differences between the financial statements contained in Sections C, D and E of this note prepared according to U.S. GAAP and the financial statements prepared according to Israeli GAAP are as follows:

      (1)  Warrants issued to employees

           Warrants issued to employees free of charge were recorded as a compensation expense in 1993 in these financial statements in accordance with U.S. GAAP. The warrants issued to employees were recorded as an expense in the nominal shekels financial statements in 1994 at the amount which was taxable to the employees - see Note 13B.

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

      (4)  Goodwill

           Amortization of goodwill is included, for the purposes of the financial statements contained in this note, in General and Administrative Expenses while included in Other Income, Net for the purposes of the Nominal NIS financial statements.

      (5)  Dividends declared

           According to Israeli GAAP, dividends from the earnings of a year are accrued at the end of that year even though they are approved after that year's end. For the purposes of the financial statements contained in this note, these dividends have not been accrued since, according to U.S. GAAP, dividends are reflected as a liability when declared.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 23 - Condensed Nominal Financial Statements Prepared
           in Accordance with U.S. GAAP (cont'd)

      C.     Balance Sheets

                                                    December 31     December 31
                                                           1996            1995
                                                  -------------    -------------
                                                  NIS thousands    NIS thousands
                                                  -------------    -------------

      Assets

      Current assets

      Cash and cash equivalents                          57,275          26,939
      Marketable securities                              52,161          52,711
      Accounts receivable - trade and others            180,349         137,398
      Bank deposits                                       3,328          67,027
      Inventories                                       101,790          95,941
                                                  -------------    ------------

                                                        394,903         380,016
                                                  -------------    ------------

      Investments and long-term assets

      Affiliated companies and others                    20,927          13,033
      Bank deposits and other receivables                15,536           3,880
      Deferred taxes, net                                 6,949          10,033
                                                  -------------    ------------

                                                         43,412          26,946
                                                  -------------    ------------

      Property, plant and equipment

      Cost                                              336,256         278,006
      Less - accumulated depreciation                   187,671         162,250
                                                  -------------    ------------

                                                        148,585         115,756
                                                  -------------    ------------

      Intangible assets and deferred charges, net        14,101             888
                                                  -------------    ------------

                                                        601,001         523,606
                                                  =============    ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 23 - Condensed Nominal Financial Statements Prepared
      C.   Balance Sheets (cont'd)

                                                    December 31     December 31
                                                           1996            1995
                                                  -------------   -------------
                                                  NIS thousands   NIS thousands
                                                  -------------   -------------

      Liabilities and Shareholders' Equity

      Current liabilities

      Bank credits and others                            23,564           8,356
      Accounts payable - trade and others                73,626          60,350
                                                  -------------   -------------

                                                         97,190          68,706
                                                  -------------   -------------

      Long-term liabilities

      Long-term debt                                      6,557           3,171
      Liability regarding termination of
       employee-employer relationship, net                1,965           1,483
                                                  -------------   -------------

                                                          8,522           4,654
                                                  -------------   -------------

      Minority interest                                  30,915          17,272
                                                  -------------   -------------

      Shareholders' equity

      Share capital                                      80,561          80,561
      Paid-in capital                                   144,721         144,721
      Foreign currency translation adjustment             1,703           1,703
      Retained earnings                                 238,409         205,989
                                                  -------------   -------------

                                                        465,394         432,974
      Less:  Treasury Stock                               1,020               -
                                                  -------------   -------------

                                                        464,374         432,974
                                                  -------------   -------------

                                                        601,001         523,606
                                                  =============   =============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 23 - Condensed Nominal Financial Statements Prepared

      D.   Statements of Income

                                                                                 Year ended December 31
                                                      -------------------------------------------------
                                                                1996             1995              1994
                                                       NIS thousands    NIS thousands     NIS thousands
                                                      --------------   --------------    --------------

      Revenue from sales                                     602,999          481,997           369,983
      Cost of sales                                          377,662          312,207           230,953
                                                      --------------   --------------    --------------

      Gross profit                                           225,337          169,790           139,030
                                                      --------------   --------------    --------------

      Selling and marketing expenses                         105,352           76,072            63,489
      General and administrative expenses                     41,499           30,006            23,690
      Employee warrants[see B(1)]                                  -                -                 -
                                                      --------------   --------------    --------------

                                                             146,851          106,078            87,179
                                                      --------------   --------------    --------------

      Operating income                                        78,486           63,712            51,851

      Financing income, net                                   16,613           14,810            11,073
                                                      --------------   --------------    --------------

      Operating income                                        95,099           78,522            62,924

      Other income, net                                        3,289            3,412             4,871
                                                      --------------   --------------    --------------

      Income before income taxes                              98,388           81,934            67,795

      Income taxes                                            19,651           19,550             8,580
                                                      --------------   --------------    --------------

      Net income after income taxes                           78,737           62,384            59,215

      Equity in earnings (losses) of affiliated
       companies and others, net                                 238             (500)              305

      Minority interest in consolidated
      subsidiaries' income                                    (6,555)          (1,751)             (538)
                                                      --------------   --------------    --------------

      Net income                                              72,420           60,133            58,982
                                                      ==============   ==============    ==============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1996
--------------------------------------------------------------------------------

Note 23 - Condensed Nominal Financial Statements Prepared in Accordance with U.S. GAAP (cont'd)

E.   Statement of changes in shareholders' equity

                             Share      Additional        Proceeds         Foreign        Retained   Company
                           capital         paid-in            from        currency        earnings   shares
                                           capital        issue of     translation                   acquired by
                                                          warrants      adjustment                   subsidiary
                     -------------   -------------   -------------   -------------   -------------   -------------
                     NIS thousands   NIS thousands   NIS thousands   NIS thousands   NIS thousands   NIS thousands
                     -------------   -------------   -------------   -------------   -------------   -------------
Balance as of
January 1, 1994             75,664          65,995         20,251           1,703         121,874               -

In the year 1994:
Exercise of
warrants, net                4,897          62,603*        (9,010)*             -               -               -
Tax Benefits of
employee warrants                -           2,563          2,319               -               -               -
Net income                       -              -               -               -          58,982               -
Cash dividend                    -              -               -               -          (5,000)              -
                     -------------   -------------   -------------   -------------   -------------   -------------
Balance as of
December 31,
1994                        80,561         131,161         13,560           1,703         175,856               -

In the year 1995:
Expiration of
warrants                         -         13,560*        (13,560)*             -               -               -
Net income                       -              -              -                -          60,133               -
Cash dividend                    -              -              -                -         (30,000)              -
                     -------------   -------------   -------------   -------------   -------------   -------------
Balance as of
December 31,
1995                        80,561         144,721              -           1,703         205,989               -

In the year 1996:
Net Income                       -               -              -               -          72,420               -
Cash dividend                    -               -              -               -         (40,000)              -
Company shares
acquired by subsidiary           -               -              -               -               -          (1,020)
                     -------------   -------------   -------------   -------------   -------------   -------------
Balance as of
December 31,
 1996                       80,561         144,721              -           1,703         238,409          (1,020)
                     =============   =============   =============   =============   =============   =============


*       Net of issue and registration expenses, after tax effect.

                                                Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1996
--------------------------------------------------------------------------------

                                                                 Control and
                                                                   ownership
                                                                 -----------
                                                                           %
                                                                 -----------
Consolidated companies
Italchem Ayalon Ltd.                                                    70.0
Aniam Purification Systems Ltd.                                         66.7
R.R.E. Rotem Engineering Ltd.                                           66.7
Gains Properties Ltd.                                                   59.5
Gil - the Israeli Marketing Paint Company                                 24*
Tambour Holdings 1993 Ltd.                                               100
Tambour Investments 1996 Ltd.                                            100
Chemitas (1988) Ltd.                                                   58.95
Solar Dynamics Ltd.                                                       66
Scilab Laboratories Manufacturing Chemists Ltd.                         59.5
Sicca Israel Chemical Enterprises Ltd.                                  59.5
Tzevah Paint Industries Ltd.                                             100
Tzah - Israeli Printing Inks Ltd.                                         80
R.D. Glaso-Center Ltd.                                                   100
Serafon Resinous Chemicals Corp. Ltd.**                                56.15
Tovalah Ltd.                                                             100
T.P. Development Establishment                                           100
Cotachem Farben G.M.B.H.                                                 100
Tambour Paints (Hellas) LLC                                              100
Kedem Chemicals Ltd.**                                                  59.5

Affiliated companies
Vertigo Robotics Technology Ltd.                                        37.5
Alram Cooling Systems Ltd.                                             33.35
Kne Uvne Marketing (1993) Ltd.                                            20
British Paints L.L.C.                                                  18.15
International Ilios Cotachem S.A.                                         43
Tambour Switzerland                                                      100

Partnerships
Kne Uvne Limited Partnership                                              20

Inactive Companies
Ayalon Water Purification Ltd.                                           100
Engel-Aniam Ltd.                                                       33.35
Askar Ltd.                                                               100
Hamerakeh - Hydrohamer Ltd.                                              100
Tambour Holdings Akko (1996) Ltd.                                        100
Tambourechev Ltd.                                                        100
Chemetal Ltd.                                                            100
Memberfil Ltd.                                                            50
Nad (Investments) Ltd.                                                   100
C.T.I. Inks (1983) Ltd.                                                   80
Fantastic Chemicals (2500) Ltd.                                         59.5
Kedem Chemicals Technologies Ltd.                                       59.5
Tamarin (Marine Paints) Ltd.                                             100

*  100% ownership and control, in effect.
** Traded on the Tel-Aviv Stock Exchange.

                  [LETTERHEAD OF ROJANSKY, HALIFI, MEIRI & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             TO THE SHAREHOLDERS OF

                        CANIEL-ISRAEL CAN COMPANY LIMITED

      We have audited the consolidated balance sheet of Caniel-Israel Can Company Limited and subsidiaries as of December 31, 1996 and 1995, the related consolidated Statements of Income and Shareholders' Equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

      In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company and subsidiaries as of December 31, 1996 and 1995, the results of their operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

      Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income and shareholders' equity to the extent summarized in Note 24 to the financial statements.

Tel Aviv, February 24, 1997               ROJANSKY, HALIFI, MEIRI & CO.
                                          CERTIFIED PUBLIC ACCOUNTANTS

                         [LETTERHEAD OF SOMEKH CHAIKIN
                         CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, February 14, 1997


Report of Independent Public Accountants
Cellcom Israel Ltd.


We have audited the balance sheets of Cellcom Israel Ltd. (hereinafter the "Company") as at December 31, 1996 and 1995, the related statements of income and shareholders' equity and cash flows for each of the three years in the period (1994 - from inception) then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in shareholders; equity and cash flows for each of the three years in the period (1994 - from inception) ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not materially affect the determination of nominal/historical net loss and shareholders' equity.


Somekh Chaikin
Certified Public Accountants (Isr.)









A Member of the Price Waterhouse Worldwide Organization

                         [LETTERHEAD OF SOMEKH CHAIKIN
                         CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, March 17, 1997



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE SHAREHOLDERS OF DIC and PEC CABLE TV LTD.


We have audited the balance sheets of DIC and PEC Cable TV Ltd. as of December 31, 1996 and 1995, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 5 to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)




A Member of the Price Waterhouse Worldwide Organization

                   [LETTERHEAD OF H.H.S.L. Haft & Haft & Co.
                          CERTIFIED PUBLIC ACCOUNTANTS]

                                AUDITORS' REPORT
                    TO THE SHAREHOLDERS OF EL-YAM SHIPS LTD.

      We have examined the special purpose Consolidated Balance Sheet of El-Yam Ships Ltd. as at December 31, 1994 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the year ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including the rules prescribed under the Israel Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in these circumstances.

      As stated at the end of Note 2d to the financial statements of December 31, 1994, prior to 1993, an investment by the affiliated company in an affiliate was carried at cost, due to the fact that the necessary data in U.S. dollars for inclusion at equity could not be furnished.

      In our opinion, except as noted in the previous paragraph as to 1992, the above Consolidated Financial Statements, derived from the primary financial statements expressed in Israel currency, present fairly in conformity with generally accepted accounting principles the financial position of the Company and its subsidiaries as at December 31, 1994 and the results of the operations and cash flows for the year ended December 31, 1994.

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



March 31, 1997                            H.H.S.L. Haft & Haft & Co.
Tel-Aviv, Israel                          Certified Public Accountants (Isr.)




                         MEMBER OF NEXIA INTERNATIONAL

                          [LETTERHEAD OF SOMEKH CHAIKIN
                          CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, February 25, 1997


Report of Independent Public Accountants to the Shareholders of
Gemini Capital Fund Management Ltd.


We have audited the accompanying balance sheets of Gemini Capital Fund Management Ltd. as at December 31, 1996 and December 31, 1995, statements of income, changes in shareholders' equity and cash flows for each of the three years the last of which ended on December 31, 1996, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Fund Management Ltd. as at December 31, 1996 and December 31, 1995, and the results of its operations, changes in its shareholder's equity and cash flows for each of the three years the last of which ended on December 31, 1996, in conformity with accounting principles generally accepted in the United States and Israel on the basis outlined in Note 2A to the financial statements.


Somekh Chaikin
Certified Public Accountants


--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

                          [LETTERHEAD OF SOMEKH CHAIKIN
                          CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, February 25, 1997


Report of Independent Public Accountants to the Partners of Gemini Israel Fund L.P.

We have audited the accompanying balance sheets of Gemini Israel Fund L.P. as of December 31, 1996 and December 31, 1995, statements of income, changes in partners capital and cash flows for each of the three years the last of which ended on December 31, 1996, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund as of December 31, 1996 and December 31, 1995, the results of its operations, changes in its partners capital and cash flows for each of the three years the last of which ended December 31, 1996 in conformity with accounting principles generally accepted in the United States and in Israel on the basis detailed in Note 2A to the financial statements.

As explained in Note 2, the financial statements include investments valued at U.S. dollars 20,733 thousand (previous year - U.S. dollars 10,822 thousand) (75% of partners capital at balance sheet date, previous year - 56%) whose values have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.


Somekh Chaikin
Certified Public Accountants


--------------------------------------------------------------------------------

A Member of the Price Waterhouse Worldwide Organization

             [LETTERHEAD OF KESSELMAN & KESSELMAN COOPERS & LYBRAND]

                         REPORTS OF INDEPENDENT AUDITORS

To the shareholders of

GILAT SATELLITE NETWORKS LTD.

We have audited the consolidated balance sheets of Gilat Satellite Networks Ltd. (the "Company") and its subsidiaries at December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated financial statements give retroactive effect to the merger of the Company and Skydata, Inc. ("Skydata"), which has been accounted for as a pooling of interests, as described in note 2 to the consolidated financial statements. We did not audit the financial statements of Skydata for the years ended December 31, 1996 and 1995. The assets of Skydata at December 31, 1996 and 1995 constitute 5.7% and 5.2%, respectively, of total consolidated assets, and its sales for the years ended December 31, 1996, 1995, and 1994 constitute 28.6%, 23.5% and 28.8%, respectively, of total consolidated sales. The financial statements of Skydata were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for Skydata, is based solely on the reports of the other auditors.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a fair basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and 1995 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).

Tel-Aviv, Israel                                          Kesselman & Kesselman
 February 20, 1997                           Certified Public Accounting (Isr.)

          [LETTERHEAD OF BERMAN, HOPKINS, WRIGHT, ARNOLD & LAHAM, LLP]

                          Independent Auditors' Report

Board of Directors
  and Stockholders
Skydata, Inc.
West Melbourne, Florida

We have audited the accompanying balance sheets of Skydata, Inc. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skydata, Inc. as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

February 20, 1997                                    Berman, Hopkins, Wright
                                                     Arnold & LaHam, LLP
Melbourne, Florida

                          [LETTERHEAD OF SOMEKH CHAIKIN
                          CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, March 4, 1997


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF ISPAH HOLDINGS LIMITED


We have audited the balance sheets of Ispah Holdings Limited as of December 31, 1996 and 1995, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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




--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

The data relating to the net asset value of the Company's investments in an investee company and to its equity in that Company's operating results, is based on financial statements audited by other auditors.

In our opinion, based on our audit and on the report of the abovementioned other auditors, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 5 to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR)

            [LETTERHEAD OF Kesselman & Kesselman Coopers & Lybrand] Certified Public
   Accountants (Isr.)         AUDITORS' REPORT

                              To the shareholders of

                              KLIL INDUSTRIES LIMITED

We have audited the financial statements of Klil Industries Limited (hereafter - the company) and the consolidated financial statements of the company and its subsidiary: balance sheets at December 31, 1996 and 1995, and statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of the associated company (see note
3). The financial statements of this company were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing company, is based solely on the reports of the other auditors.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 12.

In our opinion, based upon our audits and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the financial position - of the company and consolidated
- at December 31, 1996 and 1995 and the results of operations, changes in shareholders' equity and cash flows - of the company and consolidated - for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 13.

Haifa, Israel                                   Kesselman & Kesselman
      March 4,1997                        Certified Public Accountants (Isr.)

Kesselman & Kesselman is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                          [LETTERHEAD OF IGAL BRIGHTMAN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS]

                          INDEPENDENT AUDITORS' REPORT
                      TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          "MAXIMA" - AIR SEPARATION CENTER LTD.

We have audited the accompanying balance sheets of "Maxima" - Air Separation Center Ltd. ("the Company") as of December 31, 1996 and 1995, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 1996, expressed in Israeli currency. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a jointly controlled subsidiary included under the proportionate consolidation method, whose assets constitute approximately 5.2% and 6.7% of consolidated total assets as of December 31, 1996 and 1995, respectively, and whose revenues constitute approximately 7.1%, 8.3% and 8% of consolidated total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in respect of the aforementioned subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 30.

In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 1996 and 1995, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 1996, in accordance with generally accepted accounting principles in Israel. Furthermore, in our opinion, the financial statements are prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) - 1993.

The financial information presented in accordance with generally accepted accounting principles in the United States is based on nominal historical data in Israeli currency and is included in Note 31 to the financial statements.


Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, Israel
February 26, 1997.
----------
Deloitte Touche
Tohmatsu
International

            [Letterhead of Kesselman & Kesselman Coopers & Lybrand]

AUDITORS' REPORT To the shareholders of MUL-T-LOCK LIMITED


We have audited the financial statements of Mul-T-Lock Limited (hereafter - the company) and the consolidated financial statements of the company and its subsidiaries: balance sheets at December 31, 1996 and 1995 and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a consolidated subsidiary, whose assets at December 31, 1996 and 1995 constitute approximately 1.7% and 1.3%, respectively, of total consolidated assets, and whose turnover for the years ended December 31, 1996, 1995 and 1994 constitutes approximately 3.4%, 2.7% and 3%, respectively, of total consolidated turnover. The financial statements of this company were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing subsidiary, is based solely on the report of the other auditors.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants In Israel, Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 16.

In our opinion, based upon our audits and the report of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the financial position - of the company and consolidated
- at December 31, 1996 and 1995 and the results of operations, changes in shareholders' equity and cash flows - of the company and consolidated - for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 17.

                                                     /s/ Kesselman & Kesselman
                                                  ----------------------------
Tel-Aviv,                                               Kesselman & Kesselman
 March 6, 1997                             Certified Public Accountants (Isr.)

                        [LETTERHEAD OF HAFT & HAFT & CO.]
                           INCL. STRAUSS, LAZER & CO.

   AUDITORS' REPORT TO THE SHAREHOLDERS OF PEC ISRAEL FINANCE CORPORATION LTD.
                           FOR PARENT COMPANY PURPOSES

We have audited the accompanying balance sheets of PEC Israel Finance Corporation Ltd. as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in shareholders' equity and cash flows for the three years ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance) -1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted to the reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 9.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and of the results of its operations, changes in shareholders' equity and cash flows for the three years then ended, in accordance with generally accepted accounting principles.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have affected the determination of nominal / historical net profit nor shareholders' equity for the year ended December 31, 1996.


March 31, 1997                                       H.H.S.L. Haft & Haft & Co.
                                            Certified Public Accountants (lsr.)


                          MEMBER OF NEXIA INTERNATIONAL

            [LETTERHEAD OF KESSELMAN & KESSELMAN COOPERS & LYBRAND]

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of

SCITEX CORPORATION LTD.

We have audited the consolidated balance sheets of Scitex Corporation Ltd. (the "Company") and its subsidiaries at December 31, 1996 and 1995 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and 1995 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States.

Tel-Aviv, Israel                                          Kesselman & Kesselman
 February 13, 1997                           Certified Public Accountants (Isr.)
(Except for notes 9b2) and 3), as to
   which the date is March 11)

                          [LETTERHEAD OF SOMEKH CHAIKIN
                          CERTIFIED PUBLIC ACCOUNTANTS]


Tel-Aviv, March 11, 1997


Auditor's Report to the Shareholders of
Super-Sol Limited


We have audited the financial statements of Super-Sol Limited (the Company) and the consolidated financial statements of the Company and its subsidiaries detailed below:

-    Balance sheets as at December 31, 1996 and December 31, 1995
- Statements of income, changes in shareholders' equity and cash flows for the years ended on December 31, 1996, 1995 and 1994.

These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the financial statements based on our audit.

We have not audited the financial statements of certain consolidated companies whose assets represent approximately 0.6% and 2.8% of the total assets included in the consolidated balance sheets at December 31, 1996 and 1995 respectively and whose income represents approximately 5.6%, 5.8% and 3.9% of the income included in the consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 respectively. The financial statements of these companies were audited by other auditors who provided us with their reports and our opinion in as much as it relates to amounts included in respect of these companies is based on the reports of the other auditors.

Similarly the data relating to the equity value of investments in the consolidated financial statements of investments in affiliated companies and to the group's share in the results of these companies presented on an equity basis are based on financial statements some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Auditor's Mode of Performance) - 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement whether due to error or intentional misrepresentation.

--------------------------------------------------------------------------------
A Member of the Price Waterhouse Worldwide Organization

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management. We believe that our audits provide a reasonable basis for our opinion.

The above mentioned financial statements have been prepared on the basis of historical cost, in historical values adjusted for the changes in the general purchasing power of the Israel currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal historical terms, on the basis of which the adjusted statements were prepared, are presented in Notes 29 and 30.

In our opinion, based on our audit and the reports of other auditors mentioned above, the above mentioned financial statements present fairly in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company and of the Company and its subsidiaries on a consolidated basis as at December 31, 1996 and 1995 and the changes in shareholders' equity and the results of their operations and cash flows company and consolidated for each of the three years ended on December 31, 1996.

Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) - 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net profit and shareholders' equity to the extent summarized in Note 31 to the financial statements.

Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                     [LETTERHEAD OF KOST, LEVARY AND FORER]


   Messrs.: D.I.C. Ltd.
            PEC Israel Economic Corporation

            Re: Financial statements of Tel-Ad Jerusalem Studios Ltd.
                ("the Company") remeasured into Nominal NIS

     We have audited the accompanying balance sheets of Tel-Ad Jerusalem Studios Ltd. (an Israeli corporation) as of December 31, 1996 and 1995, and the related statements of operations and changes in shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards including those prescribed by the Israeli regulations (Mode of Performance), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The financial statements are to be read in conjunction with the accompanying primary audited financial statements of the company, see Note 2.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, the results of its operations and changes in its shareholders' equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see
Note 3 to the financial statements).


Tel-Aviv, Israel                                        KOST, LEVARY AND FORER
March 2, 1997                              Certified Public Accountants (Israel)
                                       A member of Ernst and Young International

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEC ISRAEL ECONOMIC CORPORATION


Date: March  31, 1997            By:/s/JAMES I. EDELSON
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

      Name                                  Date
      ----                                  ----


/s/RAPHAEL RECANATI                 March 31, 1997
-----------------------------
Raphael Recanati,
Chairman of the Board
of Directors


/s/FRANK J. KLEIN                   March 31, 1997
-----------------------------
Frank J. Klein,
President and Principal
Executive Officer; Director


/s/WILLIAM GOLD                     March 31, 1997
-----------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                  Date
      ----                                  ----


_____________________________       March   , 1997
Robert H. Arnow, Director


_____________________________       March   , 1997
Joseph Ciechanover, Director


/s/ELIAHU COHEN                     March 31, 1997
-----------------------------
Eliahu Cohen, Director


_____________________________       March   , 1997
Roger Cukierman, Director


/s/ALAN S. JAFFE                    March 31, 1997
-----------------------------
Alan S. Jaffe, Director


/s/HERMANN MERKIN                   March 31, 1997
-----------------------------
Hermann Merkin, Director


/s/HARVEY M. MEYERHOFF              March 31, 1997
-----------------------------
Harvey M. Meyerhoff, Director


/s/OUDI RECANATI                    March 31, 1997
-----------------------------
Oudi Recanati, Director


/s/ALAN S. ROSENBERG                March 31, 1997
-----------------------------
Alan S. Rosenberg, Director


_____________________________       March   , 1997
Richard S. Zeisler, Director

                             EXHIBIT INDEX
                                                                       Page No.
                                                                       --------

(3) (i).       Composite Articles of Incorporation of the
          Company, as amended, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(3) (ii).      Composite By-Laws of the Company, as amended,
          filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

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

10(i)(b).      Addendum to Exhibit 10(i)(a) dated December 7,
          1995, filed as Exhibit 10(i)(b) to the Company's Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1995 and incorporated herein by reference.

10(i)(c).      Amendment to Exhibit 10(i)(a) dated as of February
          1, 1993, filed as Exhibit 10(i)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1992 and incorporated herein by reference.

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

10(i)(f).      Amendment to Exhibit 10(i)(e) dated as of December
          25, 1996.                                                       247

10(i)(g).      Agreement dated July 1, 1995 between IDB
          Development Corporation Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10(i)(h).      Agreement dated January 31, 1993 among the
          Company, DIC Energy Holdings Ltd. and N.E.K. Properties Ltd. in respect of ordinary shares of Tambour Ltd., filed as Exhibit 10(i)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10(i)(i).      Exchange Agreement dated as of January 4, 1994
          among the Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(iii)(a).    Supplemental Retirement Agreement dated as of
          January 1, 1995 between the Company and Frank J. Klein, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

21.       Subsidiaries of the Registrant.                                 250

27.       Financial Data Schedule.                                        251

--------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

                                    EXHIBITS

                                       TO

                               REPORT ON FORM 10-K

                                       OF

                         PEC ISRAEL ECONOMIC CORPORATION

                      FOR THE YEAR ENDED DECEMBER 31, 1996