Form 10-Q
period 1997-03-31
PEC ISRAEL ECONOMIC CORP
filed 1997-05-15
CIK 76888

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1997
                              ------------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------  --------------------

                        Commission file number 1-8707
                                               ------

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO     .
                                            -----    -----

    As of May 14, 1997 there were outstanding 18,508,388 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 12 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                                          MARCH 31,     DECEMBER 31,
                                                        --------------------------
    ASSETS                                                  1997           1996
    ------                                              --------------------------
                                                 (In thousands - except per share amounts)

    Cash and cash equivalents                            $  18,899      $   7,044
    Investments                                            391,972        391,802
    Assets of General Engineers Limited                      4,929          4,763
    Other assets                                             3,533          4,094
                                                          --------       --------
      Total assets                                       $ 419,333      $ 407,703
                                                          --------       --------
                                                          --------       --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

    Liabilities:
     Liabilities of General Engineers Limited            $   1,628      $   1,384
     Deferred income taxes                                  25,231         26,428
     Other liabilities                                       8,896          6,015
                                                          --------       --------
      Total liabilities                                     35,755         33,827
                                                          --------       --------
    Shareholders' equity:
     Common stock, $1.00 par value                          31,952         31,952
     Additional paid-in capital                            103,282        103,282
     Unrealized gain on marketable securities, net           2,758          1,938
     Cumulative translation adjustment                     (30,408)       (26,317)
     Retained earnings                                     293,404        280,431
                                                          --------       --------
                                                           400,988        391,286


     Treasury stock                                        (17,410)       (17,410)
                                                          --------       --------
      Total shareholders' equity                           383,578        373,876
                                                          --------       --------

      Total liabilities and shareholders' equity         $ 419,333      $ 407,703
                                                          --------       --------
                                                          --------       --------



    See notes to consolidated financial statements.

                                                            Page 2 of 12 pages

                         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED:
                                                                       --------------------------
                                                                       3/31/97         3/31/96
                                                                       --------------------------
    Revenues:                                                 (In thousands - except per share amounts)

     Interest and dividends                                           $    243       $    310
     Equity in net income of Affiliated Companies                       12,015          8,914
     Net gain on issuance of shares by Affiliated Companies               ---           1,304
     Revenues of General Engineers Limited                               2,155          2,005
     Net gain on sales of investments in Affiliated Companies            5,075            992
     Net gain on sales, and changes in market
      value, of trading securities                                          64          1,652
     Other                                                                 450            374
                                                                       -------        -------
                                                                        20,002         15,551
                                                                       -------        -------
    Expenses:

     General and administrative                                            934            902
     Cost of sales and expenses of General Engineers Limited             2,135          1,985
                                                                       -------        -------
                                                                         3,069          2,887
                                                                       -------        -------

    Income before income taxes                                          16,933         12,664
    Income taxes                                                         3,960          2,273
                                                                       -------        -------
    Net income                                                        $ 12,973       $ 10,391
                                                                       -------        -------
                                                                       -------        -------

    Earnings per common share                                         $    .70       $    .55

    Number of shares outstanding                                    18,508,388     18,758,588
                                                                    ----------     ----------


    See notes to consolidated financial statements.

                                                            Page 3 of 12 pages


                                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                     (In Thousands)


                                                UNREALIZED GAIN   CUMULATIVE
                             COMMON    PAID-IN   ON MARKETABLE    TRANSLATION   RETAINED      TREASURY
                             STOCK     CAPITAL     SECURITIES     ADJUSTMENT    EARNINGS        STOCK       TOTAL
                             ------    -------  ---------------   -----------   --------      --------     -------

Balance, January 1, 1997    $31,952    $103,282      $1,938        ($26,317)    $280,431      ($17,410)    $373,876

Change in market value
   of available-for-
   sale equity securities,
   net of tax                   ---         ---         820             ---          ---           ---          820

Cumulative translation
   adjustment                   ---         ---         ---          (4,091)         ---           ---       (4,091)

Net income                      ---         ---         ---             ---       12,973           ---       12,973
                            -------    --------  --------------    -----------  --------      ---------    --------
Balance, March 31, 1997     $31,952    $103,282      $2,758        ($30,408)    $293,404      ($17,410)    $383,578
                            -------    --------  --------------    -----------  --------      ---------    --------
                            -------    --------  --------------    -----------  --------      ---------    --------



See notes to consolidated financial statements.





                                                            Page 4 of 12 pages

                  PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                FOR THE THREE MONTHS ENDED:
                                                                --------------------------
                                                                  3/31/97         3/31/96
                                                                --------------------------
    Cash Flows from Operating Activities:                              (In thousands)

    Net income                                                   $ 12,973        $ 10,391
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Net gain on sales, and change in market
       value, of trading securities                                   (64)         (1,652)
       Purchase of trading securities                              (8,762)         (2,014)
       Proceeds from sale of trading securities                     6,220             891
       Equity in net income of Affiliated Companies               (12,015)         (8,914)
       Gain on sales of investments in Affiliated Companies        (5,075)           (992)
       Income of consolidated subsidiaries                           (344)           (272)
       Net gain on issuance of shares by Affiliated Companies          -           (1,304)
       Dividends from Affiliated Companies                         10,275             437
       (Increase) decrease in other assets                         (2,276)          1,414
       Provision for deferred income taxes                         (1,171)          1,764
       Increase (decrease) in other liabilities                     3,318            (401)
                                                                  -------          ------
         Net cash provided by (used in) operating activities        3,079            (652)
                                                                  -------          ------
    Cash Flows from Investing Activities:

       Collection of municipal bonds                                   -            3,015
       Collection of bonds and notes receivable                       302             544
       Purchase of notes receivable                                (1,339)         (2,360)
       Proceeds from sale of equity interests                      10,421           3,102
       Purchase of equity interests                                  (910)         (3,103)
       Return of capital                                              302              -
                                                                  -------          ------
         Net cash provided by investing activities                  8,776           1,198
                                                                  -------          ------

    Net Increase in Cash and Cash Equivalents                      11,855             546
    Cash and Cash Equivalents, beginning of period                  7,044          14,703
                                                                  -------          ------

    Cash and Cash Equivalents, end of period                     $ 18,899        $ 15,249
                                                                  -------          ------
                                                                  -------          ------
    Supplemental Disclosures of Cash Flow Information:
       Cash paid during period for income taxes                  $  2,045        $     37
                                                                  -------          ------



    See notes to consolidated statements.





                                                         Page 5 of 12 pages

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1. The December 31, 1996 balance sheet presented herein was derived from the audited December 31, 1996 consolidated financial statements of PEC Israel Economic Corporation and subsidiaries (the "Company").

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996 for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the replacement of primary earnings per share with a presentation of basic earnings per share. In addition, FAS 128 requires the presentation of diluted earnings per share for all entities with complex capital structures. FAS 128 is effective for reporting periods ending subsequent to December 15, 1997. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's consolidated financial statements for the year ending December 31, 1997.

4. Certain reclassifications have been made to the financial statements as of and for the three months ended March 31, 1996 to conform with the financial statements as of and for the three months ended March 31, 1997.

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


                                                              Page 6 of 12 pages

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    Consolidated net income for the three months ended March 31, 1997 rose to $13.0 million, up from $10.4 million for the three months ended March 31, 1996. The rise in net income reflected increases of $4.1 million in net gain on sales of investments in Affiliated Companies and $3.1 million in equity in net income of Affiliated Companies. The increase attributable to these items was partially offset by a decrease of $1.3 million in net gain on issuance of shares by Affiliated Companies, a decrease of $1.6 million in net gain on sales, and change in market value, of trading securities and an increase of $1.7 million in the provision for income taxes.

    Equity in net income of Affiliated Companies for the first quarter of 1997 rose to $12.0 million, up from $8.9 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies reflected PEC's increased net income in respect of some of its Affiliated Companies, particularly Cellcom (of which PEC's share was $2.4 million compared to a net loss of $210,000 for the corresponding 1996 period), Property & Building (of which PEC's share was $2.7 million compared to $1.6 million for the corresponding 1996 period), DIC & PEC Cable TV Ltd. (the holding company through which PEC holds its equity interest in Tevel) and Delek. This increase was partially offset by PEC's net loss in respect of Scitex compared to net income for the corresponding 1996 period and PEC's reduced net income in respect of some of its other Affiliated Companies.

    PEC did not realize any net gain on issuance of shares by Affiliated Companies for the three months ended March 31, 1997 while it realized a net gain of $1.3 million for the corresponding 1996 period. In January 1996, Nice sold American Depositary Shares representing ordinary shares of Nice in a public offering in the United States and PEC realized a net gain

                                                              Page 7 of 12 pages
on issuance of shares by Nice of $745,000. In March 1996, Logal sold ordinary shares in an initial public offering in the United States and PEC realized a net gain on issuance of shares by Logal of $470,000.

    PEC realized a net gain on sales of investments in Affiliated Companies of $5.1 million for the first quarter of 1997 compared to $1.0 million for the first quarter of 1996. During the first quarter of 1997, PEC realized net gains of $2.9 million and $2.1 million on sales of 1.4% of Super-Sol and 1.5% of Nice, respectively. These sales reduced PEC's ownership interest in Super-Sol to 16.2% and in Nice to 3.5%. During the first quarter of 1996, PEC realized net gains of $780,000 and $210,000 on sales of 0.5% of Super-Sol and 1.4% of VocalTec, respectively.

    As discussed in Note 2 of the Notes to the Consolidated Financial
Statements for the year ended December 31, 1996 (the "1996 Notes"), PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group has effective control ("Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. PEC's provision for income taxes for the first quarter of 1997 rose to $4.0 million from $2.3 million for the corresponding quarter of 1996 principally because of a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

SHAREHOLDERS' EQUITY

    As a result of increases in the market value of "available-for-sale securities" since January 1, 1997, the unrealized gain, net of taxes, from those securities that was included in shareholders' equity as of March 31, 1997 increased to $2.8 million from $1.9 million as of December 31, 1996.

    As discussed in Note 2 of the 1996 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel declined approximately 3.3% against the U.S.


                                                              Page 8 of 12 pages
dollar as of March 31, 1997 compared to December 31, 1996. As of March 31, 1997, the Cumulative Translation Adjustment reduced shareholders' equity by $30.4 million compared to a reduction of $26.3 million at the end of 1996.

NEW ACCOUNTING STANDARD

    As discussed in Note 3 of the Notes to PEC's Consolidated Financial Statements for the three months ended March 31, 1997, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the replacement of primary earnings per share with a presentation of basic earnings per share. PEC believes that the adoption of FAS 128, which is effective for reporting periods ending subsequent to December 15, 1997, will not have a material effect on the Company's consolidated financial statements for the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $42.5 million.

    For the three months ended March 31, 1997, PEC received cash dividends and interest totaling $10.8 million (including $10.3 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative expenses. During the first quarter of 1997, PEC also generated cash totaling $16.9 million, of which $6.2 million was realized from the sale of marketable securities of U.S. companies, $10.4 million was realized from the sale of shares of Affiliated Companies (Super-Sol - $6.9 million, Nice - $2.7 million and Lipman - $847,000) and $302,000 was realized from the sale of bonds.

    During the first quarter of 1997, PEC purchased marketable securities of U.S. companies for $8.8 million and purchased equity and debt securities of several new and existing Affiliated Companies for approximately $2.2 million. The $2.2 million
                                                              Page 9 of 12 pages
consisted primarily of $528,000 of capital loans to DEP Technology Holdings
Ltd. (the company through which PEC holds its equity interest in RDC), $466,000 contributed to Bulk Trading Corporation Ltd. in connection with PEC's sale of its equity interest in this company, $287,000 of loans to Cellcom, $194,000 of capital contributions to Renaissance (completing PEC's capital commitment to this company) and $498,000 of equity and debt securities purchased from Nitzanim Initiative Center Limited ("Nitzanim"), a new Affiliated Company in which PEC acquired a 25.05% equity interest.
Nitzanim is engaged in the development of commercial non-military projects and technologies based on the know-how of Soreq Nuclear Research Center, a nuclear research center operated by the Israeli government. PEC has agreed to make up to $3.6 million of additional capital contributions and loans to Nitzanim during the next four years. Discount Investment Corporation Ltd., PEC's sister company ("DIC"), also acquired a 25.05% interest in Nitzanim on the same terms as PEC.

    During April 1997, PEC purchased for $2.2 million a 5% equity interest in Libit Signal Processing Ltd. ("Libit"), a developer of modem technologies and products for advanced digital communication applications. DIC also acquired a 5% equity interest in Libit.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27 Financial Data Schedule, which is page 12 of this report.








                                                             Page 10 of 12 pages

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEC ISRAEL ECONOMIC CORPORATION
                                            (Registrant)



                                  /s/ Frank J. Klein
                                  -----------------------------------
                                  Frank J. Klein
                                  President


                                  /s/ William Gold
                                  -----------------------------------
                                  William Gold
                                  Treasurer, Principal Financial Officer and
                                  Principal Accounting Officer


Date:    May 15, 1997


                                                             Page 11 of 12 pages