Form 10-Q
period 1997-06-30
PEC ISRAEL ECONOMIC CORP
filed 1997-08-14
CIK 76888

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                                 ------------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
                        Commission file number 1-8707

                 PEC Israel Economic Corporation
---------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)


                 Maine                                 13-1143528
---------------------------------------  -----------------------------------
    (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)


   511 Fifth Avenue, New York, N.Y.                     10017
--------------------------------------   -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code      (212) 687-2400


----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO     .
                                              -----    ----
    As of August 13, 1997 there were outstanding 18,508,388 shares of Common Stock with par value of $1.00 per share.



                                                           Page 1 of 16 pages

                       PART 1 - FINANCIAL INFORMATION
             PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                         Unaudited                    Audited
                                                          June 30,                 December 31,
                                                             1997                      1996
                                                         -----------                ------------
Assets                                                   (in thousands - except per share amounts)

Cash and cash equivalents                                 $   20,159                  $   7,044
Investments                                                  393,640                    391,802
Assets of General Engineers Limited                            4,401                      4,763
Other assets                                                   5,101                      4,094
                                                          ----------                -----------
     Total assets                                         $  423,301                  $ 407,703
                                                          ----------                -----------
                                                          ----------                -----------
Liabilities and Shareholders' Equity

Liabilities:
  Liabilities of General Engineers Limited                $    1,319                  $   1,384
  Deferred income taxes                                       28,770                     26,428
  Other liabilities                                            5,687                      6,015
                                                          ----------                -----------
     Total liabilities                                        35,776                     33,827
                                                          ----------                -----------
Shareholders' equity:
  Common stoock, $1.00 par value                              31,952                     31,952
  Additional paid-in capital                                 103,282                    103,282
  Unrealized gain on marketable securities, net                7,340                      1,938
  Cumulative translation adjustment                          (43,569)                   (26,317)
  Retained earnings                                          305,930                    280,431
                                                          ----------                -----------
                                                             404,935                    391,286


  Treasury stock                                             (17,410)                   (17,410)
                                                          ----------                -----------
     Total shareholder's equity                              387,525                   373,876
                                                          ----------                -----------
     Total liabilities and shareholders' equity           $  423,301                 $ 407,703
                                                          ----------                -----------
                                                          ----------                -----------

The accompanying notes are an integral part of these consolidated financial statements.




                                                              Page 2 of 16 pages

             PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                              For the                      For the
                                                                          Six Months Ended:            Three Months Ended:
                                                                         -------------------          -----------------------
                                                                         6/30/97      6/30/96         6/30/97        6/30/96
                                                                         --------------------         -----------------------

                                                                                               (In thousands -
                                                                                        except per share amounts)

Revenues:

     Interest and dividends                                               $   600     $    558     $    357    $     248
     Equity in net income of Affiliated Companies                          24,005       16,877       11,990        7,963
     Net (loss) gain on issuance of shares by Affiliated Companies            (92)       1,304          (92)         --
     Revenues of General Engineers Limited                                  4,021        4,286        1,866        2,281
     Net gain on sales of investments in Affiliated Companies               5,639        3,202          564        2,210
     Net gain on sales, and change in market
       value, of trading securities                                         3,235        3,032        3,171        1,380
     Other                                                                  2,269          573        1,819          199
                                                                          -------      -------      -------      -------
                                                                           39,677       29,832       19,675       14,281
                                                                          -------      -------      -------      -------
Expenses:

     General and administrative                                             1,860        1,743          926          841
     Cost of sales and expenses of General Engineers Limited                4,021        4,267        1,886        2,282
                                                                          -------      -------      -------       -------
                                                                            5,881        6,010        2,812        3,123
                                                                          -------      -------      -------       -------

Income before income taxes                                                 33,796       23,822       16,863       11,158
Income taxes                                                                8,297        4,946        4,337        2,673
                                                                          -------      -------      -------       -------
Net income                                                                $25,499      $18,876      $12,526       $8,485
                                                                          -------      -------      -------       -------
                                                                          -------      -------      -------       -------
Earnings per common share                                                 $  1.38      $  1.00      $  0.68      $  0.45
                                                                          -------      -------      -------       -------
                                                                          -------      -------      -------       -------

Number of shares outstanding                                           18,508,388   18,758,888   18,508,388    18,758,588



The accompanying notes are an integral part of these consolidated financial statements.




                                                          Page 3 of 16 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                (Unaudited)
                              (In Thousands)


                                                                 Unrealized Gain    Cumulative
                                           Common    Paid-in     on Marketable      Translation   Retained    Treasury
                                           Stock     Capital      Securities        Adjustment    Earnings     Stock       Total
                                           --------  ---------   --------------    ------------  ---------   ---------    -------

Balance, January 1, 1997                   $31,952  $103,282         $1,938           ($26,317)   $280,431   ($17,410)   $ 373,876

Change in market value
     of available-for-
     sale equity securities,
     net of tax                              -         -              5,402               -            -          -          5,402

Change in cumulative
     translation adjustment                  -         -                -             (17,252)         -          -        (17,252)

Net income                                   -         -                -                 -         25,499        -         25,499
                                          -------  --------          -------         ---------   ---------   ---------    --------
Balance, June 30, 1997                    $31,952  $103,282          $7,340          ($43,569)    $305,930   ($17,410)    $387,525
                                          -------  --------          -------         ---------   ---------   ---------    --------
                                          -------  --------          -------         ---------   ---------   ---------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                                                          Page 4 of 16 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Six Months Ended:
                                                                                    -------------------------
                                                                                     6/30/97         6/30/96
                                                                                    -------------------------
                                                                                           (In thousands)

Cash Flows from Operating Activities:

Net income                                                                            $ 25,499      $ 18,876
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Change in market value of trading securities                                          303        (1,488)
     Purchase of trading securities                                                    (10,692)       (6,599)
     Proceeds from sale of trading securities                                            8,026         6,344
     Equity in net income of Affiliated Companies                                      (24,005)      (16,877)
     Gain on sales of investments in Affiliated Companies                               (5,639)       (3,202)
     Net gain on sales of trading securities                                            (3,538)       (1,544)
     Net (gain) loss on investment in partnerships                                      (1,350)          120
     Income of consolidated subsidiaries                                                  (490)         (481)
     Net loss (gain) on issuance of shares by Affiliated Companies                          92        (1,304)
     Dividends from Affiliated Companies                                                12,994         3,191
     Decrease in other assets                                                            1,033         1,786
     Provision for deferred income taxes                                                   348         1,946
     Increase in other liabilities                                                          93           912
                                                                                      --------      --------

        Net cash provided by operating activities                                        2,674         1,680
                                                                                      --------      --------

Cash Flows from Investing Activities:

     Repayment of municipal bonds                                                          -           3,015
     Repayment of bonds and notes receivable                                               317           789
     Purchase of notes receivable                                                       (2,301)       (2,668)
     Proceeds from sale of equity interests                                             19,654         7,810
     Purchase of equity interests                                                       (7,531)      (18,787)
     Return of capital                                                                     302           -
                                                                                      --------      --------

        Net cash provided by (used in) investing activities                             10,441        (9,841)
                                                                                      --------      --------

Net increase (decrease) in Cash and Cash Equivalents                                    13,115        (8,161)
Cash and Cash Equivalents, beginning of period                                           7,044        14,703
                                                                                      --------      --------

Cash and Cash Equivalents, end of period                                              $ 20,159      $  6,542
                                                                                      --------      --------
                                                                                      --------      --------

Supplemental Disclosures of Cash Flow information:
     Cash paid during period for income taxes                                         $  7,183      $  1,271
                                                                                      --------      --------




The accompanying notes are an integal part of these consolidated financial statements.

                                                        Page 5 of 16 Pages

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

3. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the replacement of primary earnings per share with a presentation of basic earnings per share. In addition, FAS 128 requires the presentation of diluted earnings per share for all entities with complex capital structures. FAS 128 is effective for reporting periods ending subsequent to December 15, 1997. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's consolidated financial statements for the year ending December 31, 1997.

4. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the reporting and display of comprehensive income and its components in an entity's financial statements for reporting periods beginning subsequent to December 15, 1997, although earlier adoption is permitted. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, owners. The difference between comprehensive income and net income is primarily attributable to the inclusion in comprehensive income of cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities that

                                                        Page 6 of 16 Pages

                           (Unaudited)

     are currently reported as separate components of shareholders' equity. The adoption of FAS 130 will not have a material effect on the Company's financial position or results of operations.

5. El-Yam Financial Holdings (Hamigdal) Ltd. ("Hamigdal"), a corporation in which the Company owns a 10.1% interest that the Company accounts for on the equity method, was named among the defendants in an action instituted in the Tel-Aviv District
     Court in Israel on August 5, 1997 against Discount Investment
     Corporation Ltd. ("DIC") and 19 other defendants. The defendants also include IDB Holding Corporation Ltd. ("IDBH"), the owner of approximately 71% of IDB Development Corporation Ltd. ("IDBD"), which in turn owns approximately 55% of DIC. The plaintiff in the action alleges, among other things, that IDBH and Hamigdal
     (the owner of approximately 37.1% of IDBH), as indirect controlling shareholders of DIC, breached various obligations under law allegedly applying to them, including provisions relating to fiduciary duty and norms of conduct of controlling shareholders, in connection with DIC's sale on August 3, 1997 of all of DIC's shares in Is. H. Ltd. (which is the controlling shareholder of Iscar Ltd.),
     Blades Technology International Inc. and Blades Technology Ltd.
     for total consideration valued at approximately $242 million. The plaintiff requests that the action be approved as a class action for all of DIC's shareholders other than IDBD, and that the court award all the class members damages from the defendants of at least $142 million or, alternatively, (i) order the defendants other than DIC to pay to DIC damages of at least $471 million or (ii) cancel the sales. Hamigdal, IDBH and DIC have each announced that it denies the allegations against it and intends to vigorously defend itself and to oppose the request to approve the action as a class action.
     At this time, the Company is unable to determine what effect, if any, the action will have on its financial position and results of operations.

6. Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1996 to conform with the financial statements as of and for the three and six months ended June 30, 1997.

7. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

                                                Page 7 of 16 pages

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996
---------------------------------------------------------------

     Consolidated net income for the three months ended June 30, 1997 rose to $12.5 million, up from $8.5 million for the three months ended June 30, 1996. The rise in net income reflected increases of $4.0 million in equity in net income of Affiliated Companies, $1.8 million in net gain on sales, and change in market value, of trading securities and $1.6 million in other income. The increase attributable to these items was partially offset by a decrease of $1.6 million in net gain on sales of investments in Affiliated Companies and an increase of $1.7 million in the provision for income taxes.

     Equity in net income of Affiliated Companies for the second quarter of 1997 rose to $12.0 million, up from $8.0 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies reflected PEC's increased net income in respect of some of its Affiliated Companies, particularly Cellcom (of which PEC's share was $2.4 million compared to a net loss of $866,000 for the corresponding 1996 period), Property & Building (of which PEC's share was $3.3 million compared to $1.2 million for the corresponding 1996 period) and Elron. This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, especially Super-Sol (substantially arising from a change in accounting relating to a financing transaction) and Tambour, and a net loss in respect of DEP Technology Holdings Ltd. (the holding company through which PEC holds its equity interest in RDC).

     PEC realized a net gain on sales of investments in Affiliated Companies of $564,000 for the second quarter of 1997 compared to $2.2 million for the corresponding 1996 period. During the three months ended June 30, 1997, PEC realized a net gain of $783,000 on the sale of 0.4% of Nice (reducing PEC's ownership interest in Nice to 3.1% at the end of the second quarter) and a net loss of $236,000 on the sale of its entire

                                                        Page 8 of 16 pages

2.6% interest in Delek (on a tax basis, PEC realized a profit of $1.5 million on the sale of its interest in Delek). During the second quarter of 1996, PEC realized net gains of $1.3 million and $900,000 on sales of 1.3% of Nice and 0.6% of Super-Sol, respectively.

     PEC's other income increased to $1.8 million for the three months ended June 30, 1997, up from $199,000 for the corresponding 1996 period, principally because of greater income from partnerships in which PEC is a partner, particularly Gemini Israel Fund L.P. ("Gemini").

     PEC's provision for income taxes for the second quarter of 1997 rose to $4.3 million from $2.7 million for the corresponding quarter of 1996 principally because of increased income.

Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996
----------------------------------------------------------------

     Consolidated net income for the six months ended June 30, 1997 rose to $25.5 million, up from $18.9 million for the six months ended June 30, 1996. The rise in net income reflected increases of $7.1 million in equity in net income of Affiliated Companies, $2.4 million in net gain on sales of investments in Affiliated Companies, $1.7 million in other income and $203,000 in net gain on sales, and change in market value, of trading securities. The rise attributable to these items was partially offset by a decrease of $1.4 million in net gain on issuance of shares by Affiliated Companies and an increase of $3.4 million in the provision for income taxes.

     Equity in net income of Affiliated Companies for the six months ended June 30, 1997 rose to $24.0 million, up from $16.9 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies for the first six months of 1997 reflected increased net income in respect of some of PEC's Affiliated Companies, principally Cellcom (of which PEC's share was $4.8 million compared to a net loss of $1.1 million for the corresponding 1996 period), Property & Building (of which PEC's share was $6.0 million compared to $2.8 million for the corresponding 1996 period), DIC and PEC Cable TV Ltd. (the holding company through which PEC holds its equity interest in Tevel) and Elron. This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, particularly Super-Sol (substantially arising from a change in accounting relating to a financing transaction) and Tambour, and a net loss in respect of DEP Technology Holdings Ltd.

                                                       Page 9 of 16 pages

     PEC did not realize any net gain on issuance of shares by Affiliated Companies for the six months ended June 30, 1997 while it realized a net gain of $1.3 million for the corresponding 1996 period. In January 1996, Nice sold American Depositary Shares representing ordinary shares of Nice in a public offering in the United States and PEC realized a net gain on issuance of shares by Nice of $745,000. In March 1996, Logal sold ordinary shares in an initial public offering in the United States and PEC realized a net gain on issuance of shares by Logal of $470,000.

     PEC realized a net gain on sales of investments in Affiliated Companies of $5.6 million for the first half of 1997, up from $3.2 million for the first half of 1996. During the first half of 1997, PEC realized net gains of $2.9 million and $2.8 million on sales of 1.4% of Super-Sol and 1.9% of Nice, respectively, and a net loss of $236,000 on the sale of its equity interest in Delek. During the first half of 1996, PEC realized net gains of $1.7 million, $1.3 million and $210,000 on sales of 1.1% of Super-Sol, 1.3% of Nice and 1.4% of VocalTec.

     PEC's other income increased to $2.3 million for the first half of 1997 compared to $573,000 for the first half of 1996. PEC's other income for the first half of 1997 reflected increased income from partnerships in which PEC is a partner, particularly Gemini, and greater management fees.

     As discussed in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1996 (the "1996 Notes"), PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group has effective control ("Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. PEC's provision for income taxes for the first half of 1997 rose to $8.3 million from $4.9 million for the first half of 1996 principally because of increased income and a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

                                                          Page 10 of 16 pages

SHAREHOLDERS' EQUITY

     The unrealized gain, net of taxes, from "available-for-sale securities" that was included in shareholders' equity as of June 30, 1997 increased to $7.3 million from $1.9 million as of December 31, 1996. Of this increase, $3.7 million resulted from PEC no longer accounting for its holdings in Nice on the equity method, due to a reduction of PEC's interest in Nice, and treating its holdings in Nice as "available-for-sale securities" and $1.4 million resulted from increases in the market value of other "available-for-sale securities".

     As discussed in Note 2 of the 1996 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel declined approximately 10.3% against the U.S. dollar as of June 30, 1997 compared to December 31, 1996. As of June 30, 1997, the Cumulative Translation Adjustment reduced shareholders' equity by $43.6 million compared to a reduction of $26.3 million at the end of 1996.

NEW ACCOUNTING STANDARDS

     As discussed in Note 3 of the Notes to PEC's unaudited Consolidated Financial Statements for the three months and six months ended June 30, 1997 (the "June 1997 Notes"), in February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the replacement of primary earnings per share with a presentation of basic earnings per share. PEC believes that the adoption of FAS 128, which is effective for reporting periods ending subsequent to December 15, 1997, will not have a material effect on the Company's consolidated financial statements for the year ending December 31, 1997.

     As discussed in Note 4 of the June 1997 Notes, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the reporting and display of comprehensive income and its components in an entity's financial statements for reporting

                                                       Page 11 of 16 pages
periods beginning subsequent to December 15, 1997. The adoption of FAS 130 will not have a material effect on PEC's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1997, PEC's liquid assets (consisting of cash, money market funds, and marketable securities of U.S. companies) totaled approximately $47.0 million.

          For the six months ended June 30, 1997, PEC received cash dividends and interest totaling $14.0 million (including $13.0 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative expenses. During the first half of 1997, PEC also generated cash totaling $28.0 million, of which $19.7 million was realized from the sale of shares of Affiliated Companies (Delek (representing all of PEC's shares of Delek) -$7.7 million, Super-Sol - $6.9 million, Nice - $3.8 million and Lipman - $1.1 million), $8.0 million was realized from the sale of marketable securities of U.S. companies and approximately $317,000 was realized from the sale of bonds and the collection of a capital note.

          During the first half of 1997, PEC purchased for $10.7 million marketable securities of U.S. companies, purchased for $3.0 million a limited partnership interest in a partnership that purchases and sells marketable securities of U.S. companies, purchased for $1.0 million an interest in a U.S. corporation engaged in satellite photography and purchased for $5.8 million equity and debt securities of several new and existing Affiliated Companies, including $3.6 million of securities purchased during the second quarter of 1997. The $3.6 million consisted primarily of $2.2 million for a 5% equity interest in Libit Signal Processing Ltd. (a developer of modem technologies and products for advanced digital communication applications), $650,000 of debt and equity securities of DEP Technology Holdings Ltd. (the company through which PEC holds its equity interest in RDC), $250,000 for a capital note convertible into 4% of the equity of Soundesigns, $212,000 of capitalized interest of Cellcom and $204,000 of debt and equity securities of Soreq Development Corporation (S.D.C.) Ltd. (formerly named Nitzanim Initiative Center Limited).

                                                             Page 12 of 16 pages

     In April 1997, PEC purchased a limited partnership interest in Gemini Israel II Limited Partnership, a newly established fund managed by Gemini Capital Fund Management Ltd. that will acquire interests in early stage companies, primarily companies engaged in industrial technology export-oriented activities in the fields of electronics, telecommunications, health care, environment, energy and alternative energy. Gemini Israel II is the sister fund to Gemini Israel Fund L.P. which has committed all of its capital to its existing holdings. PEC will contribute up to $1.5 million to Gemini Israel II, of which PEC contributed $150,000 in July 1997.

          During July 1997, PEC sold for $1.6 million a 1.8% equity interest in VocalTec Communications Ltd., realizing a gain of approximately $700,000 and reducing its ownership interest in VocalTec to 2.2%.









                                   Page 13 of 16 pages

                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Shareholders on June 3, 1997, the shareholders elected eleven directors, each for a term of one year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 17,748,420 shares were voted with respect to the election of directors, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                                                NUMBER OF SHARES
                                       -----------------------------------------
NAME OF NOMINEE                                              WITHHELD AUTHORITY
FOR DIRECTOR                           VOTED FOR                   TO VOTE
--------------------------------------------------------------------------------
Raphael Recanati                      17,571,646                    176,774
Frank J. Klein                        17,733,446                     14,974
Robert H. Arnow                       17,734,694                     13,726
Alan R. Batkin                        17,735,246                     13,174
Joseph Ciechanover                    17,735,346                     13,074
Eliahu Cohen                          17,735,046                     13,374
Alan S. Jaffe                         17,734,246                     14,174
Hermann Merkin                        17,734,746                     13,674
Harvey M. Meyerhoff                   17,735,346                     13,074
Oudi Recanati                         17,735,146                     13,274
Alan S. Rosenberg                     17,735,346                     13,074

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     a.   Exhibit 27  Financial Data Schedule, which is page 16
                      of this report.

     b. The registrant filed on April 21, 1997 a report on Form 8-K dated April 16, 1997, and filed on April 25, 1997 an amendment to that report, reporting under Item 4 of such report a change in the registrant's auditors.



                                                  Page 14 of 16 pages

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEC ISRAEL ECONOMIC CORPORATION
                                  --------------------------------
                                        (Registrant)



                                   /s/ Frank J. Klein
                                   ------------------------------
                                   Frank J. Klein
                                   President


                                   /s/ William Gold
                                   ------------------------------
                                   William Gold
                                   Treasurer, Principal Financial
                                   Officer and Principal
                                   Accounting Officer

                                                  Page 15 of 16 pages
Date:  August 14, 1997