Form 10-Q
period 1997-09-30
PEC ISRAEL ECONOMIC CORP
filed 1997-11-14
CIK 76888

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1997
                               ----------------------------------------------

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     --------------------

                        Commission file number 1-8707
                                               ------

                     PEC ISRAEL ECONOMIC CORPORATION
-------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)


                 MAINE                                 13-1143528
-------------------------------------    --------------------------------------
    (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)


     511 FIFTH AVENUE, NEW YORK, N.Y.                     10017
-------------------------------------    --------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code      (212) 687-2400
                                                        ---------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO     .
                                              ----     ----

    As of November 13, 1997 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                             Page 1 of 18 pages

                       PART I - FINANCIAL INFORMATION
               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                      Unaudited      Audited
                                                    September 30,  December 31,
                                                         1997           1996
                                                    -------------  -------------
Assets                                 (In thousands - except per share amounts)


Cash and cash equivalents                            $  24,298     $    7,044
Investments                                            428,933        391,802
Assets of General Engineers Limited                      5,822          4,763
Other assets                                             5,287          4,094
                                                    -----------  ------------
      Total assets                                   $ 464,340     $  407,703
                                                    -----------  ------------
                                                    -----------  ------------
Liabilities and Shareholders' Equity

Liabilities:
  Liabilities of General Engineers Limited           $   2,289      $   1,384
  Deferred income taxes                                 35,298         26,428
  Other liabilities                                      6,761          6,015
                                                    -----------  ------------
      Total liabilities                                 44,348         33,827
                                                    -----------  ------------
Shareholders' equity:
  Common stock, $1.00 par value                         31,952         31,952
  Additional paid-in capital                           103,282        103,282
  Unrealized gain on marketable securities,
    net                                                 13,040          1,938
  Cumulative translation adjustment                    (39,115)       (26,317)
  Retained earnings                                    328,530        280,431
                                                    -----------  ------------
                                                       437,689        391,286


  Treasury stock                                       (17,697)       (17,410)
                                                    -----------  ------------
      Total shareholders' equity                       419,992        373,876
                                                    -----------  ------------

      Total liabilities and shareholders'
        equity                                       $ 464,340      $ 407,703
                                                    -----------  ------------
                                                    -----------  ------------



                       The accompanying notes are an integral part of
                         these consolidated financial statements.



                                                              Page 2 of 18 pages

               PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)


                                          For the                  For the
                                     Nine Months Ended:      Three Months Ended:
                                    -------------------      -------------------
                                    9/30/97     9/30/96       9/30/97   9/30/96
                                    -------------------      -------------------
                                                    (In thousands -
Revenues:                                 except shares and per share amounts)

Interest and dividends              $   926    $   749        $  326  $     191
Equity in net income (loss) of
  Affiliated Companies               39,065     15,566        15,060     (1,311)
Net gain on issuance of shares by
   Affiliated Companies               4,745      1,304         4,837       ---
Revenues of General Engineers
   Limited                            7,488      6,050         3,467      1,764
Net gain on sales of investments in
   Affiliated Companies              11,418      3,476         5,779        274
Net gain on sales, and change in
   market value, of trading
   securities                         6,012      3,181         2,777        149
Other                                 3,461      1,594         1,192      1,021
                                   --------    -------      --------    -------
                                     73,115     31,920        33,438      2,088
                                   --------    -------      --------    -------
Expenses:

General and administrative            2,457      2,375           597        632
Cost of sales and expenses of
  General Engineers Limited           7,114      6,290         3,093      2,023
                                   --------    -------      --------    -------
                                      9,571      8,665         3,690      2,655
                                   --------    -------      --------    -------
Income (loss) before income taxes    63,544     23,255        29,748       (567)
Income taxes (benefit)               15,445      3,347         7,148     (1,599)
                                   --------    -------      --------    -------
Net income                        $  48,099  $  19,908    $   22,600  $   1,032
                                   --------    -------      --------    -------
                                   --------    -------      --------    -------
Earnings per common share         $    2.60  $    1.06    $     1.22  $    0.06
                                   --------    -------      --------    -------
                                   --------    -------      --------    -------
Weighted average number of
  shares outstanding             18,508,388 18,751,355    18,508,388 18,736,888
                                 ---------- ----------    ---------- ----------



               The accompanying notes are an integral part of
                   these consolidated financial statements.



                                                              Page 3 of 18 pages



                                         PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                            (Unaudited)
                                                           (In Thousands)

                                                   Unrealized Gain  Cumulative
                              Common    Paid-in     on Marketable   Translation    Retained    Treasury
                              Stock     Capital      Securities     Adjustment     Earnings     Stock      Total
                              -------   --------   ---------------  ------------  ----------   --------   --------
Balance,  January 1, 1997     $31,952   $103,282        $1,938        ($26,317)    $ 280,431   ($17,410)  $373,876

Change in market value
    of available-for-
    sale equity securities,
    net of tax                                          11,102                                              11,102

Change in cumulative
    translation adjustment                                             (12,798)                            (12,798)

Purchase of 14,700 shares
    of common stock                                                                                (287)      (287)
Net income                                                                            48,099                48,099
                              -------   --------   ---------------  ------------  ----------   --------   --------
Balance, September 30, 1997   $31,952   $103,282       $13,040        ($39,115)     $328,530   ($17,697)  $419,992
                              -------   --------   ---------------  ------------  ----------   --------   --------
                              -------   --------   ---------------  ------------  ----------   --------   --------


         The accompanying notes are an integral part of these consolidated financial statements.



                                                              Page 4 of 18 pages

                       PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)

                                                      For the Nine Months Ended:
                                                      -------------------------
                                                       9/30/97         9/30/96
                                                      -------------------------
Cash Flows from Operating Activities:                       (In thousands)
Net income                                              $  48,099    $   19,908
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
          Change in market value of trading securities     (1,840)           345
          Purchase of trading securities                  (16,936)       (12,120)
          Proceeds from sale of trading securities          8,981         16,301
          Equity in net income of Affiliated Companies    (39,065)       (15,566)
          Gain on sales of investments in Affiliated
            Companies                                     (11,418)        (3,476)
          Net gain on sales of trading securities          (4,172)        (3,526)
          Net gain on investment in partnerships           (1,513)          (232)
          Income of consolidated subsidiaries              (1,105)          (545)
          Net gain on issuance of shares by Affiliated
            Companies                                      (4,745)        (1,304)
          Dividends from Affiliated Companies              16,722          7,479
          Decrease in other assets                          2,199          2,114
          Provision for deferred income taxes               3,486         (1,364)
          Increase in other liabilities                       630            106
                                                        ---------       --------
              Net cash (used in)provided by operating
                activities                                   (677)         8,120
                                                        ---------       --------

Cash Flows from Investing Activities:

          Repayment of municipal bonds                       ---          3,015
          Repayment of bonds and notes receivable             328         1,155
          Purchase of notes receivable                     (3,261)       (4,420)
          Proceeds from sale of equity interests           29,973         8,566
          Purchase of equity interests                     (9,124)      (21,562)
          Return of capital                                   302          ---
                                                        ---------       --------


              Net cash provided by (used in)
                 investing activities                     18,218         (13,246)
                                                        ---------       --------
Cash Flows from Financing Activities:
          Purchase of Treasury Stock                        (287)           (817)
                                                        ---------       --------

              Net cash used in financing activities         (287)           (817)
                                                        ---------       --------
Net increase (decrease) in cash and cash equivalents      17,254          (5,943)
Cash and Cash Equivalents, beginning of period             7,044          14,703
                                                        ---------       --------

Cash and Cash Equivalents, end of period                $ 24,298        $  8,760
                                                        ---------       --------
                                                        ---------       --------
Supplemental Disclosures of Cash Flow Information:

Cash paid during period for income taxes                $  9,401        $  3,878
                                                        ---------       --------

               The accompanying notes are an integral part of these
                          consolidated financial statements.


                                                              Page 5 of 18 pages

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1. The December 31, 1996 balance sheet presented herein was derived from the audited consolidated financial statements of PEC Israel Economic Corporation and subsidiaries (the "Company") for the year ended December 31, 1996 (the "1996 Financial Statements").

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the 1996 Financial Statements for a description of the significant accounting policies, which have continued without change, and other footnote information.

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

4. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the reporting and display of comprehensive income and its components in an entity's financial statements for reporting periods beginning subsequent to December 15, 1997, although earlier adoption is permitted. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, owners. The difference between comprehensive income and net income is primarily attributable to the inclusion in comprehensive income of cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities that are currently reported as separate components of shareholders' equity. The adoption of FAS 130 will not have a material effect on the Company's financial position or results of operations.


                                                              Page 6 of 18 pages

                                     (Unaudited)

5. In September 1997, the shareholder derivative action filed on behalf of PEC against the directors of PEC, PEC's Israeli parent companies and certain shareholders thereof, which is described in note 6(g) of the 1996 Financial Statements, was settled and the settlement was approved by the court in which the action was filed. The settlement was on the same terms as those in the agreement in principle for the settlement of the action entered into in March 1997, which terms are described in such note 6(g).

6. El-Yam Financial Holdings (Hamigdal) Ltd. ("Hamigdal"), a corporation in which the Company owns a 10.1% interest and accounts for on the equity method, was named among the defendants in an action instituted in the Tel-Aviv District Court in Israel on August 5, 1997 against Discount Investment Corporation Ltd. ("DIC") and 19 other defendants. The defendants also include IDB Holding Corporation Ltd. ("IDBH"), the owner of approximately 71% of IDB Development Corporation Ltd. ("IDBD"), which in turn owns approximately 55% of DIC. The plaintiff in the action alleges, among other things, that IDBH and Hamigdal (the owner of approximately 37.1% of IDBH), as indirect controlling shareholders of DIC, breached various obligations under law allegedly applying to them, including provisions relating to fiduciary duty and norms of conduct of controlling shareholders, in connection with DIC's sale on August 3, 1997 of all of DIC's shares in Is. H. Ltd. (which is the controlling shareholder of Iscar Ltd.), Blades Technology International Inc. and Blades Technology Ltd. for total consideration valued at approximately $244 million. The plaintiff requests that the action be approved as a class action for all of DIC's shareholders other than IDBD, and that the court award all of the class members damages from the defendants of at least $142 million or, alternatively, (i) order the defendants other than DIC to pay to DIC damages of at least $471 million or (ii) cancel the sales. Hamigdal, IDBH and DIC have each announced that it denies the allegations against it and intends to vigorously defend itself and to oppose the request to approve the action as a class action. At this time, the Company is unable to determine what effect, if any, the action will have on its financial position and results of operations.

7. Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 1996 to conform with the financial statements as of and for the three and nine months ended September 30, 1997.


                                                              Page 7 of 18 pages

                                     (Unaudited)

8. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.






















                                                              Page 8 of 18 pages

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Consolidated net income for the three months ended September 30, 1997 rose to $22.6 million, up from $1.0 million for the three months ended September 30, 1996. The rise in net income reflected increases of $16.4 million in equity in net income of Affiliated Companies, $5.5 million in net gain on sales of investments in Affiliated Companies, $4.8 million in net gain on issuance of shares by Affiliated Companies and $2.6 million in net gain on sales, and change in market value, of trading securities. The increase attributable to these items was partially offset by an increase of $8.7 million in the provision for income taxes.

    Equity in net income of Affiliated Companies for the third quarter of 1997 rose to $15.1 million, up from a net loss of $1.3 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies reflected PEC'S increased net income in respect of some of its Affiliated Companies, principally Scitex (of which PEC'S share was $79,000 compared to a net loss of $10.0 million for the corresponding 1996 quarter), Cellcom (of which PEC's share was $2.1 million compared to a net loss of $186,000 for the corresponding 1996 quarter), El-Yam and Elron. This increase was partially offset by PEC's reduced income in respect of some of its other Affiliated Companies, especially Soundesigns, Tambour and Soreq Development Corporation (S.D.C.) Ltd. (in the cases of Soundesigns and Soreq such reduced income resulted from PEC's write-off of goodwill associated with PEC's purchase of ownership interests in such corporations).

    PEC realized a net gain on sales of investments in Affiliated Companies of $5.8 million for the third quarter of 1997 compared to $274,000 for the third quarter of 1996. During the three months ended September 30, 1997, PEC realized a net



                                                              Page 9 of 18 pages
gain of $4.1 million on the sale of 2.6% of Tefron in Tefron's initial public offering in the United States, which sale, together with Tefron's sale of ordinary shares in the public offering, reduced PEC's ownership interest in Tefron from 13% to 7.1%. PEC also realized a net gain of $2.9 million on the sale of its entire 4.0% ownership interest in VocalTec. Partially offsetting these gains were net losses of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel and $528,000 relating to PEC's sale of its ownership interest in Bulk Trading Corporation Ltd. ("Bulk Trading").
During the three months ended September 30, 1996, PEC realized a net gain of $274,000 on the sale of 0.2% of Nice.

    PEC realized a net gain on issuance of shares by Affiliated Companies of $4.8 million for the three months ended September 30, 1997 while it did not realize any net gain for the corresponding 1996 period. All of PEC's net gain in the third quarter of 1997 resulted from Tefron's sale of ordinary shares in its initial public offering.

    As discussed in Note 2 of the Notes to the Consolidated Financial
Statements for the year ended December 31, 1996 (the "1996 Notes"), PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group has effective control ("Majority-Owned Affiliated Companies"). Such amounts are currently expected to be permanently reinvested in the Majority-Owned Affiliated Companies. PEC's provision for income taxes for the third quarter of 1997 rose to $7.1 million compared to an income tax benefit of $1.6 million for the corresponding 1996 quarter because PEC had income before income taxes of $29.7 million for the third quarter of 1997 compared to a loss before income taxes of $567,000 for the corresponding quarter of 1996. PEC's income tax benefit for the third quarter of 1996 resulted from its equity in net loss of Affiliated Companies other than Majority-Owned Affiliated Companies.







                                                             Page 10 of 18 pages

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    Consolidated net income for the nine months ended September 30, 1997 rose to $48.1 million, up from $19.9 million for the nine months ended September 30, 1996. The rise in net income reflected increases of $23.5 million in equity in net income of Affiliated Companies, $7.9 million in net gain on sales of investments in Affiliated Companies, $3.4 million in net gain on issuance of shares by Affiliated Companies, $2.8 million in net gain on sales, and change in market value, of trading securities, and $1.9 million in other income. The rise attributable to these items was partially offset by an increase of $12.1 million in the provision for income taxes.

    Equity in net income of Affiliated Companies for the nine months ended September 30, 1997 rose to $39.1 million, up from $15.6 million for the corresponding 1996 period. The increase in equity in net income of Affiliated Companies reflected reduced operating losses at Scitex (of which PEC's share was $531,000 compared to a net loss of $10.3 million for the corresponding 1996 period) and increased net income in respect of certain Affiliated Companies, primarily Cellcom (of which PEC's share was $6.8 million compared to a net loss of $1.3 million for the corresponding 1996 period), Property & Building (of which PEC's share was $7.7 million compared to $4.4 million for the corresponding 1996 period), Elron, El-Yam and DIC and PEC Cable TV Ltd. (the company through which PEC holds its ownership interest in Tevel). This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, particularly Super-Sol (substantially arising from a change in accounting relating to a financing transaction) and Tambour and net losses in respect of DEP Technology Holdings Ltd. (the company through which PEC holds its ownership interest in RDC) and Soundesigns (arising from a write-off of goodwill associated with PEC's purchase of an ownership interest in this corporation).

    PEC realized a net gain on sales of investments in Affiliated Companies of $11.4 million for the first nine months of 1997, up from $3.5 million for the first nine months of 1996. During the first nine months of 1997, PEC realized net gains of



                                                             Page 11 of 18 pages

$4.1 million, $2.9 million, $2.9 million and $2.8 million on sales of 2.6% of Tefron, 4.0% of VocalTec (constituting PEC's entire ownership interest in VocalTec), 1.4% of Super-Sol and 1.9% of Nice, respectively, and net losses of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel and $528,000 and $236,000 relating to PEC's sale of its ownership interests in Bulk Trading and Delek, respectively. During the first nine months of 1996, PEC realized net gains of $1.8 million, $1.7 million and $210,000 on sales of 1.5% of Nice, 1.1% of Super-Sol and 1.4% of VocalTec, respectively.

    PEC realized a net gain on issuance of shares by Affiliated Companies of $4.7 million for the nine months ended September 30, 1997 compared to a net gain of $1.3 million for the corresponding 1996 period. All of PEC's net gain for the first nine months of 1997 resulted from Tefron's sale of ordinary shares in its initial public offering. During the first nine months of 1996, PEC realized net gains of $745,000 and $470,000 from public offerings in the United States of American Depositary Shares by Nice and ordinary shares by Logal, respectively.

    PEC's other income increased to $3.5 million for the first nine months of 1997 compared to $1.6 million for the corresponding 1996 period primarily because of increased income from partnerships in which PEC is a partner, particularly Gemini, and increased management fees.

    PEC's provision for income taxes for the nine months ended September 30, 1997 rose to $15.4 million from $3.3 million for the corresponding 1996 period principally because of increased income and a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

SHAREHOLDERS' EQUITY

    The unrealized gain, net of taxes, from "available-for-sale securities" that was included in shareholders' equity as of September 30, 1997 increased to $13.0 million from $1.9 million as of December 31, 1996. Of this increase, $7.5 million resulted from PEC no longer accounting for its holdings in Nice on the equity method, due to a reduction of PEC's interest in Nice and




                                                             Page 12 of 18 pages
treating its holdings in Nice as "available-for-sale securities", and $3.6 million resulted from increases in the market value of other "available-for-sale securities".

    As discussed in Note 2 of the 1996 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel Shekel declined approximately 7.9% against the U.S. dollar as of September 30, 1997 compared to December 31, 1996. As of September 30, 1997, the Cumulative Translation Adjustment reduced shareholders' equity by $39.1 million compared to a reduction of $26.3 million at the end of 1996.

    In accordance with PEC's announcement last year that it would purchase up to 500,000 shares of its common stock from time to time in the open market at its discretion, taking into account such factors as price and prevailing market conditions, PEC purchased 14,700 shares of its common stock for $287,000 during the third quarter of 1997 and purchased an additional 131,500 shares of its common stock for $2.7 million during October 1997, reducing the number of outstanding shares of PEC's common stock to 18,362,188. PEC had previously purchased 250,200 shares of its common stock, all in 1996.

NEW ACCOUNTING STANDARDS

    As discussed in Note 3 of the Notes to PEC's unaudited Consolidated Financial Statements for the three months and nine months ended September 30, 1997 (the "September 1997 Notes"), in February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the replacement of primary earnings per share with a presentation of basic earnings per share. PEC believes that the adoption of FAS 128, which is effective for reporting periods ending subsequent to December 15, 1997, will not have a material effect on the Company's consolidated financial statements for the year ending December 31, 1997.

    As discussed in Note 4 of the September 1997 Notes, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which




                                                             Page 13 of 18 pages
requires the reporting and display of comprehensive income and its components in an entity's financial statements for reporting periods beginning subsequent to December 15, 1997. The adoption of FAS 130 will not have a material effect on PEC's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, PEC's liquid assets (consisting of cash, money market funds, and marketable securities of U.S. companies) totaled approximately $59.2 million.

         For the nine months ended September 30, 1997, PEC received cash dividends and interest totaling $19.4 million (including $16.7 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative expenses. During the nine months ended September 30, 1997, PEC received a total of $39.3 million of additional funds, of which $30.0 million was realized from the sale of shares of Affiliated Companies (Delek (representing all of PEC's shares of Delek) - $7.7 million, Super-Sol - $6.9 million, Tefron - $5.6 million, VocalTec - $4.6 million, Nice - $3.7 million and Lipman - $1.1 million), $9.0 million was realized from the sale of marketable securities of U.S. companies and approximately $328,000 was realized from the sale of bonds and the collection of a capital note.

         During the nine months ended September 30, 1997, PEC purchased for $16.9 million marketable securities of U.S. companies, and purchased debt and equity securities for $12.4 million, including $2.6 million purchased during the third quarter of 1997. The $2.6 million consisted primarily of $910,000 of interest on loans to Cellcom added to the principal balance of these loans, $528,000 used to settle certain contingent liabilities relating to PEC's sale of its ownership interest in Bulk Trading, $300,000 of equity securities of Soreq Development Corporation Ltd., a $150,000 capital contribution to Gemini Israel II Limited Partnership and $100,000 of equity securities of DEP Technology Holdings Ltd.

                                                             Page 14 of 18 pages

RECENT DEVELOPMENTS

         In October 1997, PEC purchased 131,500 shares of its common stock for approximately $2.7 million and purchased a convertible loan and warrants of Combact Diagnostic Systems Ltd. for $1.0 million. Combact is developing a proprietary automated system for rapid bacterial analysis of urine.

         In October 1997, Super-Sol Ltd. had a public offering in the United States of American Depositary Shares representing ordinary shares of Super-Sol. As a result of the offering, the Company will realize an after-tax gain of approximately $2.9 million in the fourth quarter of 1997 and the Company's ownership interest in Super-Sol was reduced from 16.1% to 13.5%.

         PEC recently signed agreements to acquire ownership interests in two corporations. PEC and its sister corporation, Discount Investment Corporation Ltd. ("DIC"), have each agreed to purchase for approximately $3.6 million a 5.65% ownership interest in Ham-Let (Israel-Canada) Ltd., a publicly traded company in Israel that designs, develops and produces instrumentation valves and fittings in a variety of materials for basic industry and high technology chip manufacturers. PEC, DIC and General Electric Information Services have agreed to form a joint venture named Tradanet Electronic Commerce Services Ltd. which will provide electronic commerce services in Israel. PEC and DIC will each make equity contributions and shareholder loans to Tradanet totaling approximately $900,000 and will each acquire a 30% ownership interest in Tradanet.











                                                             Page 15 of 18 pages

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         In September 1997, the Supreme Court of New York State, County of New York, approved the settlement of the shareholder derivative action instituted by Harold Sachs, on behalf of PEC, against the directors of PEC, PEC's Israeli parent companies and certain shareholders thereof. The terms of settlement are the same as those in the agreement in principle for the settlement of the action entered into in March 1997, which are described in Item 3 of PEC's Annual Report on Form 10-K for the year ended December 31, 1996. As a result of the settlement, the action has been terminated.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27 Financial Data Schedule, which is page 18 of this report.








                                                             Page 16 of 18 pages

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


                                 PEC ISRAEL ECONOMIC CORPORATION
                                       (Registrant)



                                  /s/ James I. Edelson
                                  ----------------------------------
                                  James I. Edelson
                                  Executive Vice President


                                  /s/ William Gold
                                  ----------------------------------
                                  William Gold
                                  Treasurer, Principal Financial Officer and
                                  Principal Accounting Officer


Date:  November 14, 1997








                                                             Page 17 of 18 pages