Form 10-K
period 1997-12-31
PEC ISRAEL ECONOMIC CORP
filed 1998-03-31
CIK 76888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 1997
                          ------------------------------------------------------
                                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
             (Exact name of registrant as specified in its charter)

                Maine                              13-1143528
--------------------------------------------------------------------------------
      (State or other jurisdiction               (I.R.S. employer
  of incorporation or organization)            identification no.)

  511 Fifth Avenue, New York, New York                10017
--------------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
      Title of each class                     on which registered
      -------------------                     -------------------

Common Stock (par value $1.00 per share)     New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                           Exhibit Index is on Page 259.

                                Page 1 of 285  pages.

      The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 25, 1998 was approximately $72,515,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

      As of March 25, 1998, 18,362,188 shares of Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

      Among PEC's holdings are significant interests in one of Israel's two cellular telephone providers (Cellcom Israel Ltd.), the cable television company that serves the Tel-Aviv metropolitan area and two other areas in Israel (Tevel Israel International Communications Ltd.), a company that is a world leader in digital visual information communication for the graphic design, printing, publishing and video markets (Scitex Corporation Ltd.), one of Israel's leading diversified high technology holding companies (Elron Electronic Industries Ltd.), Israel's largest paint manufacturer (Tambour Ltd.), Israel's largest manufacturer of cans and metal packaging material (Caniel-Israel Can Company Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), one of Israel's largest shipping companies (El-Yam Ships Ltd.) and Israel's largest supermarket chain in terms of revenue (Super-Sol Ltd.). PEC is also involved in several venture capital funds and early stage development companies.

      PEC acquires interests in companies it believes have attractive long-term growth potential. PEC generally seeks to acquire and maintain a sufficient equity interest in a company to permit PEC, in conjunction with other companies controlled by IDB Holding Corporation Ltd. ("IDB Holding" and, together with the companies controlled by it, the "IDB Group"), to have a significant influence in the management and operation of that company. PEC emphasizes the potential for long-term capital appreciation over the ability or intention of an enterprise to provide a cash return in the near future. Among the other factors PEC considers in determining whether to acquire an interest in a specific enterprise are quality of management, global or domestic market share, export sales potential and ability to take advantage of the growth of the domestic Israeli economy.

      IDB Holding, through its majority owned subsidiary, IDB Development Corporation Ltd. ("IDB Development"), owns beneficially approximately 81.35% of the outstanding Common Stock of PEC. IDB Holding is controlled by Mr. Raphael Recanati, Chairman of the Board of PEC, and members of his family.

      IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding $2.7 billion at December 31, 1997. Discount Investment Corporation Ltd. ("Discount Investment"), another indirect subsidiary of IDB Holding, owns shares of many Israeli companies in which PEC has holdings and, through a subsidiary, has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity or long-term debt invested by the paying party in business opportunities initiated or initially presented by the other party. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis. PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

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

The Affiliates

         The following chart lists by industry group the companies in Israel or related to Israel in which PEC holds voting equity interests (the "Affiliates"), the principal business of each such company and, with respect to each such company, the percentage of equity owned directly by each of PEC, Discount Investment and the IDB Group in the aggregate. For additional information with respect to the Affiliates, including information with respect to carrying values, see Note 3 of the Notes to Consolidated Financial Statements of PEC and Subsidiaries.

                                                                                                Percentage
                                                                                          Equity Ownership as of
                                                                                             December 31, 1997
                                                                                          ----------------------
                                                                                                 Discount       IDB
                                      Principal Business                            PEC (20)    Investment   Group (1)
                                      ------------------                            --------    ----------   ---------

Telecommunications and Technology
Cellcom Israel Ltd.                 Cellular Telephone Provider                        12.5%       12.5%       25.0%

Tevel Israel International          Cable Television                                   23.7        24.8        48.5(2)
Communications Ltd.                 Broadcast Franchise

Scitex Corporation Ltd.             Digital Visual Information                          6.6         6.6        26.3(3)
                                    Communication

Elron Electronic                    Diversified High                                   13.6        26.4        40.0
Industries Ltd.                     Technology Holdings

Gilat Satellite Networks            Satellite Communications                            6.8         6.2        13.0(4)
Ltd.                                Systems

Gilat Communications                Satellite-Based                                     9.8         9.8        19.6
Ltd.                                Communications Services;
                                    Satellite-Based Interactive
                                    Distance Learning Systems

Tel-Ad Jerusalem Studios            Television Station Operator                        11.5        11.5        23.0
Ltd.                                and Producer of Television
                                    Programs

NICE Systems Ltd.                   Voice Logging and                                   2.1         2.1         4.2
                                    Communication Intelligence
                                    Systems

Liraz Systems Ltd.                  Customized Computer                                15.8        15.9        31.7(5)
                                    Software Systems: Distri-
                                    bution of Packaged Software;
                                    and Provider of Outsourcing
                                    Services

RDC-Rafael Development              Development Stage                                  16.7        16.7        50.1(6)
Corporation Ltd.                    High Technology
                                    Products

                                                                                                Percentage
                                                                                          Equity Ownership as of
                                                                                             December 31, 1997
                                                                                          ----------------------
                                                                                                 Discount       IDB
                                      Principal Business                            PEC (20)    Investment   Group (1)
                                      ------------------                            --------    ----------   ---------

Telecommunications and Technology (continued)
Gemini Israel Fund L.P.             Venture Capital Fund                               11.2%       11.2%       29.9%(7)
                                    (Primarily High Technology)

Gemini Israel II Limited            Venture Capital Fund                                3.8         3.8         7.6 (7)
Partnership                         (Primarily High Technology)

Advent Israel Limited               Venture Capital Fund                                5.4         5.4        10.8 (8)
Partnership                         (Primarily High Technology)

Electronics Line (E.L.)             Electronic Security                                13.9        13.9        27.8
Ltd.                                Systems

Libit Signal Processing Ltd.        Modem Technologies                                  5.3         5.4        10.7

Lipman Electronic                   Electronic and Computerized                         2.4         2.5         4.9
Engineering Ltd.                    Systems

Tradanet Electronic                 Electronic Commerce                                30.0        30.0        60.0
Commerce Services Ltd.              Services

Soreq Development Center            Support of Development-Stage                       25.0        25.1        50.1
(S.D.C.) Ltd.                       High Technology Companies

Soundesigns Multimedia              Integration of Computers and                       13.2        13.2        26.4 (9)
Communication Systems Ltd.          Conventional Communications

LOGAL Educational Software          Educational Software                                4.3         4.3        22.4 (10)
and Systems Ltd.

PAMOT Fund                          Acquisition of Development -                        3.3         3.3         6.6 (11)
                                    Stage Companies

Incubator for Technological         Support of Development -                           16.6        16.7        33.3
Entrepreneurship Kiryat             Stage High Technology
Weizmann Ltd.                       Companies

                                                                                                Percentage
                                                                                          Equity Ownership as of
                                                                                             December 31, 1997
                                                                                          ----------------------
                                                                                                 Discount       IDB
                                      Principal Business                            PEC (20)    Investment   Group (1)
                                      ------------------                            --------    ----------   ---------

Industry
Tambour Ltd.                       Paint and Related Products                         42.8%       21.3%       64.3%(12)

Tefron Ltd.                        Lingerie and Undergarments                          7.1         7.2        14.3

Caniel-Israel Can Company Ltd.     Cans and Metal Containers                          29.2        14.7        43.9 (13)

Klil Industries Ltd.               Aluminum Extrusions and                            16.7        37.4        56.4 (14)
                                   Finished Products

Mul-T-Lock Ltd.                    Locks and Security Doors                           14.9        15.0        33.3 (15)

Ham-Let (Israel-Canada) Ltd.       Instrumentation                                     5.7         5.7        11.4
                                   Valves and Fittings

Maxima Air Separation Center Ltd.  Industrial Gas Production                          12.1        11.6        23.7

Lego Irrigation Ltd.               Irrigation Equipment                               13.2        13.2        26.4 (16)

Real Estate

Property and Building              Real Estate Construction                           38.8        14.9        53.7 (17)
Corporation Ltd.                   and Development

Retail, Shipping and Other

Super-Sol Ltd.                     Supermarkets                                       13.5        11.8        37.8 (18)

El-Yam Ships Ltd. (19)             Bulk Shipping                                      10.1        14.3        24.4

Renaissance Fund LDC               Acquisition of Equity Interests                     3.7        --           3.7
                                   for Capital Appreciation

General Engineers Limited          Distribution of Power                             100.0        --         100.0
                                   Generation Equipment

Isrotel Ltd.                       Ownership, Management and                           2.3         2.3         4.6
                                   Operation of Hotels

Mondex Israel Ltd.                 Electronic Smart Card                              25.0        25.0        50.0

(1)   Total holdings of members of the IDB Group.

(2) Interests in Tevel Israel International Communications Ltd. are held through a separate company, DIC and PEC Cable TV Ltd., whose shareholders are PEC (49%) and Discount Investment (51%).

(3) The ownership interest of the IDB Group in Scitex Corporation Ltd. includes the 13.1% ownership interest of Clal Electronics Industries Ltd. and its subsidiary Clal Electronics Ventures Ltd., both affiliates of IDB Holding.

(4) As a result of purchases of ordinary shares of Gilat Satellite Ltd. after December 31, 1997 by Clal Electronics Industries Ltd. and its subsidiary Clal Electronics Ventures Ltd., both affiliates of IDB Holding, as of March 25, 1998, the IDB Group owned 20.6% of the ordinary shares of Gilat Satellite Ltd.

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

(7) PEC and Discount Investment each own 18.5% of Gemini Capital Fund Management Ltd. ("Gemini Capital"), the general partner of each of Gemini Israel Fund L.P. ("Gemini") and Gemini Israel II Limited Partnership ("Gemini II"), which has a nominal equity interest in Gemini and Gemini
      II. The ownership interest of the IDB Group includes the 3.7% and 3.8% ownership interests of Elron Electronic Industries Ltd. ("Elron") and Scitex Corporation Ltd. ("Scitex"), respectively, in Gemini. As a result of a purchase of ordinary shares of Gemini Capital after December 31, 1997, as of March 25, 1998, PEC and Discount Investment each owned 25% of the ordinary shares of Gemini Capital. As a result of purchases of interests in Gemini after December 31, 1997, as of March 25, 1998, PEC owned 16%, Discount Investment owned 16%, Elron owned 5.3%, Scitex owned 5.4% and the IDB Group owned 42.7%, respectively, of Gemini. The interests of PEC, Discount Investment and the IDB Group in Gemini and Gemini II represent nonvoting limited partnership interests.

(8) Represents interests in Advent Israel Limited Partnership and a parallel limited partnership (together, "Advent Israel"), on a combined basis, other than in the assets and results of operations attributable to Advent Israel's interest in Gemini.

(9) In addition, PEC and Discount Investment own options to acquire ordinary shares of Soundesigns Multimedia Communications Systems Ltd. If such options are exercised, PEC would own 17.2%, Discount Investment would own 17.2% and the IDB Group would own 34.4%, respectively, of the ordinary shares of Soundesigns Multimedia Communications Systems Ltd.

(10) The ownership interest of the IDB Group includes the 12.4% and 1.4% ownership interests of Gemini and Elron Electronic Industries Ltd., respectively, in LOGAL Educational Software and Systems Ltd.

(11) PAMOT Fund refers to five parallel limited partnerships and the percentages represent ownership interests in the five partnerships on a combined basis.

(12) Includes the proportionate interest of the IDB Group in the 0.4% ownership interest in Tambour Ltd. ("Tambour") held by Tovalah Ltd., a wholly-owned subsidiary of Tambour. As a result of purchases of ordinary shares of Tambour after December 31, 1997 by PEC and Discount Investment, as of March 25, 1998, PEC owned 43.1%, Discount Investment owned 21.4% and the IDB Group owned 64.8%, respectively, of the ordinary shares of Tambour.

(13) Includes the 27% equity interest in Caniel-Israel Can Company Ltd. of Ispah Holdings Ltd., a company in which PEC and Discount Investment each hold a 50% equity interest.

(14) Includes the proportionate interest of the IDB Group in the 4.1% ownership interest in Klil Industries Ltd. ("Klil") held by Klil Aluminum Products Ltd., a wholly-owned subsidiary of Klil. As a result of purchases of ordinary shares of Klil after December 31, 1997 by PEC and Discount Investment, as of March 25, 1998, PEC owned 17.3%, Discount Investment owned 39.3% and the IDB Group owned 59%, respectively, of the ordinary shares of Klil.

(15) Includes the proportionate interest of the IDB Group in the 10.3% ownership interest in Mul-T-Lock Ltd. held by Mul-T-Lock Technologies Ltd., a wholly-owned subsidiary of Mul-T-Lock Ltd.

(16) After December 31, 1997, PEC and Discount Investment Corporation Ltd. sold their entire ownership interests in Lego Irrigation Ltd.

(17) As a result of purchases of ordinary shares of Property and Building Corporation Ltd. after December 31, 1997 by PEC, as of March 25, 1998, PEC owned 41.2%, Discount Investment owned 14.9% and the IDB Group owned 56.1%, respectively, of the ordinary shares of Property and Building Corporation Ltd.

(18) The ownership interest of the IDB Group includes the 12.7% ownership interest of "Delek" - The Israel Fuel Corporation Ltd. in Super-Sol Ltd. As a result of purchases of ordinary shares of Super-Sol Ltd. after December 31, 1997 by PEC and Discount Investment, as of March 25, 1998, PEC owned 17.6%, Discount Investment owned 17.6% and the IDB Group owned 47.9%, respectively, of the ordinary shares of Super-Sol Ltd.

(19)  Includes the Company's interest in Financial Holdings El-Yam (Hamigdal)
      Ltd.

(20) The chart does not include one company with respect to which PEC holds less than a 2.5% equity interest which is not material to PEC.

Telecommunications and Technology

      Cellcom Israel Ltd. ("Cellcom"). Cellcom, a corporation owned by PEC, Discount Investment, BellSouth Enterprises Inc. and companies controlled by Joseph Safra and Moise Safra of Brazil, operates Israel's second cellular telephone system. Cellcom began operations at the end of December 1994 and serves all of Israel. By the middle of March 1998, over 850,000 subscribers were utilizing Cellcom's cellular telephones, an increase of approximately 250,000 subscribers in the past year and over 600,000 customers in the past two years. Approximately 27% of Israelis have mobile phones, a usage rate second only to the Scandinavian countries. Cellcom has invested approximately $660 million in the development and operation of its cellular telephone system.

      Cellcom's license to operate the second cellular telephone system expires in 2004. Cellcom has the right to request, and Israel's Ministry of Communications can agree, to extend the license for one or more periods of six years. In February 1998, Israel's Ministry of Communications granted to Partner Communications Ltd. ("Partner") a license for the establishment and operation of a third cellular telephone system in Israel, which system is expected to begin operations in September 1998. Elbit Ltd., a 40% owned subsidiary of PEC's Affiliated Company Elron Electronic Industries Ltd., owns 17.5% of Partner.

      Cellcom uses TDMA (time division multiple access) digital technology, an advanced technology for cellular communication. Cellcom's cellular telephone system utilizes cell sites, switching machines and mobile telephone switching offices to carry telephone calls. At the end of 1997, Cellcom had 600 operating cell sites, six mobile telephone switching offices and 11 switching machines. In order to improve the quality of its existing service, Cellcom intends to construct an additional 150 cell sites, one mobile telephone switching office and two switching machines in 1998.

      Cellcom's marketing strategy is based on the premise that cellular telephones and service should be offered on a mass market basis. Cellcom's rates, which are regulated by its license, are among the lowest in the world. Cellcom charges users of its cellular service 12.9 cents per minute during peak hours and 10 cents per minute during off peak hours. Cellcom may increase these charges whenever the Israeli consumer price index increases by more than 8.5% in any year. In addition, Cellcom charges an interconnect fee and, in 1998 and 1999, Cellcom may charge customers a monthly fee of $5.65, not including any adjustments for inflation. Cellcom's peak charges are lower than the charges of the operator of Israel's first cellular network during peak hours, which are 20 cents per minute.

      Cellcom markets cellular telephones and its cellular telephone system through its own retail stores, a telemarketing group with service centers, independent authorized distributors and independent importers of telephones. At the end of 1997, Cellcom products and services were offered in over 65 cities throughout Israel at 360 locations, of which 11 were Cellcom retail stores.

      Tevel Israel International Communications Ltd. ("Tevel"). PEC owns, through its interest in DIC and PEC Cable TV Ltd., 23.7% of Tevel, which was established in 1988 to develop, construct and operate cable television systems in Israel. PEC's partners in Tevel are Discount Investment, Tele-Communications Inc. ("TCI"), a leading owner and operator of cable television systems in the United States, and United Pan European Co. ("UPC"), a major owner and operator of cable television systems in Europe. TCI and UPC hold their interests in Tevel through wholly owned subsidiaries.

      Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod-Ashkelon and the Nazareth-Jezreel Valley in the northern part of Israel. These franchises include approximately 360,000 households - about 23% of the homes in Israel. Tevel has completed the construction of approximately 97% of the cable network in its franchise areas. At the end of 1997, Tevel had approximately 242,000 subscribers, constituting approximately 69% of the households in the area in which network construction has been completed.

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

      Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft, and enables Tevel to offer additional programming for which it may charge separately. Tevel offers its customers recent theatrical movies on a pay per view basis over five channels programmed and packaged by Tevel under Tevel's brand name "Home Cinema". During 1997, monthly sales of "Home Cinema" events increased steadily, reaching a sales rate of 93,000 events per month during the last quarter of 1997, and total sales in 1997 amounted to 1,040,000 events.

      Tevel holds a 50% ownership interest in Globcall Ltd., an operator of telecommunication and switching systems for businesses. At the end of 1997, Globcall served approximately 400 business locations with 35,000 telephone extensions. In December 1997, Tevel acquired a 33% ownership interest in NetVision Ltd., Israel's largest Internet services provider.

      In March 1998, Tevel agreed to purchase for $280 million Gvanim Cable Television and a 32.3% ownership interest in Monitin Publishing. Gvanim holds the franchise to operate cable television in Rishon Lezion, Ramle, Lod and the Krayot near Haifa and has 140,000 subscribers. Monitin owns the financial daily "Globes" and has ownership interests in other communication companies. The acquisition is subject to the approvals of Israeli regulatory authorities.

      Scitex Corporation Ltd. ("Scitex"). Scitex is a world leader in visual information communication. Scitex designs, develops, manufactures, markets and supports products, systems and devices for three markets: digital preprint, digital printing and digital video.

      Digital preprint covers input, output and proofing. The input line consists of digital camera backs and color separation scanners. The output line, which consists of hardware systems and software, includes digital front ends, color inkjet printing and proofing systems, imagesetters and plate setters for outputting color separation films or plates, client servers and archivers and telecommunication workflow solutions.

      Scitex markets its preprint products to tradeshops, digital service bureaus, commercial printers, and publishers. Customers include Fortune, The New York Times, National Geographic, Sports Illustrated, R.R. Donnelley Corporation, Le Figaro, The Daily Telegraph, Dai Nippon Printing and Ashai Shimbun.

      Digital printing includes the manufacture of computer-driven, inkjet printers for very high speed, high volume printing and for variable-data printing of personalized mass mailings, billings, bar codes, business forms and lottery tickets. Scitex also offers servers and front ends for print-on-demand systems, working with Xerox Corporation and others. Scitex sells its digital printing products mainly to commercial printers, periodical printers and form printers. Its customers include R.R. Donnelley Corporation, Unisys, Standard Register,

Banta, Dai Nippon Printing and Toppan Group.

      Scitex, in a joint venture with KBA-Planeta AG, the world's third largest press manufacturer, has developed and will begin marketing in 1998 a digital offset press which is designed to print high quality, short runs at a competitive cost and to digitize traditional print processes to increase productivity and predictability, and thus reduce costs.

      In February 1998, Scitex announced an agreement to acquire Idanit Technologies Ltd., a developer of wide format, inkjet digital printing systems, for approximately $60 million in cash. Idanit's systems are used for short and medium print runs of point of purchase displays, banners, truck and bus advertising and outdoor advertising. Idanit's products are sold primarily to silk screen printers and digital service bureaus worldwide.

      Digital video consists of the manufacture and marketing of digital video non-linear, post-production, video editing systems and video manipulation systems, such as digital video effects (DVE) generators and character generators, which can be on-line or off-line, live or post production, as well as other devices such as disks and switches. In 1997, Scitex Digital Video received an Emmy Award from the National Academy of Television Arts and Sciences for its development of real-time three dimensional manipulation for nonlinear editing. The division markets its products to television broadcasters and professional video stores. Its customers include ABC, CBS, NBC, British Broadcasting Corporation, ESPN, and Home Box Office.

      The ordinary shares of Scitex are listed for quotation in the United States on the National Association of Securities Dealers Automatic Quotation System/National Market System ("NASDAQ/NMS") (symbol "SCIXF"). PEC, Discount Investment, Clal Electronics Industries Limited ("Clal"), another member of the IDB Group, and International Paper Company are parties to a shareholders' agreement with respect to their ordinary shares of Scitex that, among other things, (i) provides that Scitex shall have a board of directors consisting of up to four nominees designated by each of PEC and Discount Investment as a group, International Paper Company and Clal, and, if the three groups determine that there should be another director, a nominee agreed upon by all three groups, (ii) provides that the Chairman of the Board of Scitex and of its executive committee be selected from the directors designated by PEC, Discount Investment and Clal and (iii) restricts the acquisition and disposition by such shareholders of ordinary shares of Scitex. The parties to the shareholders agreement and Scitex have agreed that the Board of Directors of Scitex will include two independent directors.

      Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service products in the fields of medical imaging, defense electronics, semiconductors, machine vision, software and information technology. Elron has organized, invested in and developed companies with new technologies believed to have global marketing potential that could benefit from ties with Israel. Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies. In recent years, Elron has allocated substantial resources to companies developing technologies and products for the Internet and intranets.

      Elron's affiliates include publicly-traded and privately-held companies. As of March 25, 1998, its principal publicly-traded affiliates were Elbit Medical Imaging Ltd. (40% owned-medical products and services in the fields of diagnostic imaging and diagnostic ultrasound and establishment of diagnostic and therapeutic imaging centers around the world, mainly in developing countries; in February 1998, Elbit Medical signed an agreement to sell its diagnostic ultrasound business to GE Medical Systems for $230 million - NASDAQ/NMS symbol "EMITF" and also traded on the Tel Aviv Stock Exchange); Elscint Ltd., a 57% owned subsidiary of Elbit Medical Imaging Ltd. (imaging technologies for medical diagnostics, including computer tomography, magnetic resonance imaging, nuclear medicine and mammography - New York Stock Exchange symbol "ELT"); Elbit Systems Ltd. (35% owned - designs, develops and supplies integrated defense systems and military electronic systems and products as well as upgrades and modernizes military platforms in the fields of airborne, ground combat, naval and ground command, control and communications systems - NASDAQ/NMS symbol "ESLTF" and also traded on the Tel Aviv Stock Exchange); Elbit Ltd. (40% owned - communications access systems for public and private networks; in February 1998 its affiliate, Partner Communications Company Ltd. (17.5% owned), was awarded the license to become the third cellular telephone operator in Israel - NASDAQ-NMS symbol "ELBTF" and also traded on the Tel Aviv Stock Exchange); Elbit Vision Systems Ltd. (54% owned by Elbit Ltd. - proprietary automated vision systems based on computer vision and image interpretation technologies for the textile industry - NASDAQ/NMS symbol "EVSNF"); Orbotech Ltd. (2.6% owned - application of machine vision and related computer-based technologies to improve the production processes of printed circuit boards and liquid crystal displays - NASDAQ/NMS symbol "ORBKF"); Zoran Corporation (16% owned - integrated circuits and software for digital video and audio compression applications - NASDAQ/NMS symbol "ZRAN"); Mentortech Inc. (7% owned - technology-based training products - over-the-counter stock symbol "MNTK"); NetManage Inc. (2% owned - provider of standards-based software for the Internet and corporate intranets -
NASDAQ/NMS symbol "NETM"); and LOGAL Educational Software and Systems Ltd.
(1.5% owned (PEC and Discount Investment each also own a 4.36% equity interest and Gemini Israel Fund L.P. owns a 12.7% equity interest) - designs, creates, publishes and markets simulation-based, educational software products - NASDAQ/NMS symbol "LOGLF").

      Among Elron's privately-held affiliates as of March 25, 1998 included RDC-Rafael Development Corporation Ltd. (16.7% owned (PEC and Discount Investment each also own a 16.7% equity interest) - commercialization of technologies developed by RDC-Rafael Armament Development Authority, a division of Israel's Ministry of Defense); Chip Express Corp. (40% owned - laser technology which enables the production of engineering prototypes of Gate Arrays (integrated circuit devices composed of an array of logic gates integrated to form specific logic applications) to customers within 24 hours, the supply of early production quantities in a week and competitively-priced volume production parts); Eliashim Ltd. (15.8% owned - designs and develops information security, anti-virus and anti-vandal software for personal computers, Local Area Networks and the Internet); and Oren Semiconductor, Inc. (13% owned - design, manufacture and marketing of integrated circuits based on a patented digital filter, adaptive equalization and digital signal processing technologies for canceling "ghost" images and for the consumer television market, which circuits are designed to fit into conventional analogue television sets, VCRs, cable decoders and television set top boxes). Elron also has a 5.3% limited partnership interest in Gemini Israel Fund L.P., a venture capital fund in which PEC and Discount Investment are limited partners.

      Elron also has ownership interests in the following six privately-held companies which focus on advanced technologies, products and services within the information technology field, including Internet/Intranet, networking and application development for client/server and web environments: NetVision Ltd. (32% owned - Israel's largest Internet services provider); MediaGate N.V. (40.3% owned - provides single point access to the Internet with any real time communication device); Ornetix Technologies Ltd. (44.8% owned - proprietary network technology for CD-ROM drives, "CD jukebox" servers and management software for computer networks); ArelNet Ltd. (16% owned - message switching technologies and solutions including i-FAX, which enables faxes to be sent at competitive prices over the Internet); Elementrix Technologies Ltd. (48.1% owned -Intranet/Internet security company that develops advanced security products and technologies); and ServiceSoft Corporation (26% owned - software products that provide self-service support information directly to end users over the Internet and Intranets).

      In October 1997, Elron's wholly-owned subsidiary, Elron Software Inc., purchased for $12 million all the assets of the Network Management and Network Security Division of ON Technology Corporation headquartered in Cambridge, Massachusetts, which develops software products for local area networks, wide area networks, the Internet and corporate Intranets.

      Elron's three major affiliates, Elbit Medical Imaging Ltd., Elbit Systems Ltd. and Elbit Ltd., constituted approximately 75% of Elron's total assets as of December 31, 1997.

      Elron's ordinary shares are listed for quotation on the NASDAQ/NMS (symbol "ELRNF") and on the Tel Aviv Stock Exchange ("TASE").

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

      Gilat Satellite markets principally three VSAT product lines:

      o     Satellite data delivery.

            FlexSat facilitates batch and interactive data communications for credit and debit card authorization, inventory control, lottery systems, remote training and automatic teller machine (ATM) services for customers such as retail chains, gas stations and supermarkets. Gilat Satellite's OneWay VSAT provides unidirectional data broadcast for the distribution of real-time financial information, newswire broadcasts and paging signals for customers such as stock exchanges, news agencies and paging operators.

      o     Satellite telephony.

            DialAway VSAT is a telephony product which provides single and dual channel voice services such as satellite pay phones in remote areas. In 1997, Gilat Satellite's subsidiary, Global Village Telecom Ltd., was awarded the right to provide telecommunications services to over 1,500 villages in Chile using the DialAway VSAT. The FaraWay VSAT provides multi-channel, on-demand voice, telecopy and data services to remote and undeveloped areas that lack adequate telecommunications infrastructure. The ISAT is a frame-relay based product for comprehensive data, voice and video applications for small corporate networks.

      o     Satellite-based Internet/Intranet.

            Skysurfer provides high speed Intranet access and high-quality business television for an unlimited number of users using a plug-and-play personal computer card.

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

      Gilat Communications Ltd. ("Gilat Communications"). Gilat Communications provides satellite-based communications services in Israel, offering domestic and international private data and voice communication networks by means of very small aperture terminals (VSATS), satellite-based interactive distance learning ("IDL") systems and digital video broadcasting. Gilat Communications also develops and provides satellite-based IDL systems worldwide, permitting academic, training, governmental and commercial institutions to conduct and create fully integrated academic courses or employee training to and from remote sites.

      Gilat Communications' principal products are LearnNet and TrainNet, both fully interactive distance learning and training systems. The two systems offer proprietary hardware and software for creating, broadcasting and conducting educational and training sessions. LearnNet is primarily designed for academic instruction while TrainNet is targeted at corporate training.

      Through its wholly-owned subsidiary Israsat, Gilat Communications provides international point-to-point private satellite communications and has an estimated market share in Israel of almost 80%.

      Gilat Communications owns 25% of Spacecom Satellite Communications Services Ltd., which holds exclusive marketing rights for the "AMOS 1" satellite for the Middle East and Central

Europe.

      In December 1997, Gilat Communications had an initial public offering of its ordinary shares in the United States and its ordinary shares are traded on the NASDAQ/NMS under the trading symbol "GICOF".

      Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major broadcaster and producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location.

      In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station (the "Second Channel"), the only privately operated commercial television station. The broadcast license expires on October 31, 1999 and Tel-Ad may request that the license be extended for one four year term. Broadcasts on the second television station began in November 1993. Each of the three licensees is responsible for the entire programming for two days every week, which two days may be Sunday and Wednesday, Monday and Thursday, or Tuesday and Friday, and for every Saturday in one year of each three year period. The two day pairings are rotated among the three licensees every two years. From September 1996 through August 1997, Tel-Ad's programs were broadcast on Tuesdays and Fridays. Since September 1997, Tel-Ad's programs have been broadcast on Sunday and Wednesday, which will continue through August 1998.

      The Second Channel is the most-watched television station in Israel. The popularity of the channel has provided the impetus for advertisers and advertising agencies alike to take advantage of the opportunities that the medium offers. In 1997, 30% of all Israeli advertising budgets were allocated for television. Substantially all of Tel-Ad's revenues are derived from the sale of advertising air time. Tel-Ad's broadcast license permits Tel-Ad to allocate up to 10% of its daily 18-hour broadcast time to commercials.

      Tel-Ad broadcasts a varied program schedule, with approximately half of the programs produced in Israel and half of the programs acquired from outside of Israel, including top-rated feature films and popular television series. The programs span a wide range of genres and formats, including entertainment, drama, humor and satire, sporting events, game shows, talk shows and current affairs. Tel-Ad programs that achieved particular success with the viewing audience included the investigative reporting magazine "Fact", the humor and satire program "Harzufim", the entertainment/variety show "Laila Gov", the dramatic series "Ramat Aviv Gimmel" and "Florentene" and television travel magazine "World Travel".

      Tel-Ad's offices in the Jerusalem Theatre Building include state-of-the-art technical facilities, including the first fully digital television studio in Israel, two multi-purpose television studios, and fully equipped computerized editing and animation suites. Tel-Ad's offices in Tel Aviv house its sales and marketing divisions.

      NICE Systems Ltd. ("NICE"). NICE develops, designs, manufactures, markets and services computer telephony integration (CTI) products that provide logging, quality measurement and management solutions for voice, fax and data. NICE provides reliable and secure systems for managing communication transactions in organizations. NICE's products are based on an open architecture and incorporate enhanced digital networking and voice, fax and data processing technologies. The principal product of NICE is NiceLog, a technologically leading CTI digital voice recording and retrieval system, known as a voice logging system, that performs continuous, reliable recordings of up to thousands of channels. NiceLog offers advanced voice processing features and provides a variety of connectivity options to computer networks. The NiceCLS (Call Logging System), a CTI add-on module, enables prompt location and retrieval of data according to comprehensive call details such as the time of the call, duration, extension number and calling number.

      NICE also offers NiceCall and NiceFax. NiceCall is a compact voice logging system that uses between eight and 24 channels for smaller applications such as public safety services and bank branches. NiceFax is an advanced enterprise-wide fax management and archiving system for managing all incoming and outgoing fax traffic in a computerized database.

      In 1997, NICE purchased Dees Communications, a Canadian corporation that provides call center monitoring software solutions for quality measurement, training and agent productivity enhancement. In March 1998, NICE signed a definitive agreement to acquire the major assets of IBS Corporation, a California based corporation that develops and distributes software products incorporating proprietary technologies for screen and voice management and screen capturing for IBM Mainframe, AS400 and various client/server environments.

      NICE markets, distributes and services its voice logging products worldwide through independent distributors that predominantly specialize in the voice logging market and through its own sales and technical support force in the United States, Canada, Germany and Israel. In 1997, NICE entered worldwide distribution agreements with Lucent Technologies and Siemens; these agreements are in addition to similar arrangements with IPC Information Systems and ETRALI. NICE's voice logging systems are used by a broad range of users such as financial institutions, air traffic control centers, public safety agencies and intelligence agencies. Users of NiceLog systems include ABN AMRO Bank, Bank of Montreal, Chase Manhattan, Citibank, Deutsche Bank, First Chicago, the Sydney Futures Exchange, air traffic control authorities in several countries throughout the world, and call centers such as Great West Life, Legal and General, Thomas Cook and British Gas.

      NICE also provides communication intelligence ("COMINT") systems that are used primarily by government agencies to detect, identify, locate, monitor and record transmissions from a variety of sources. NICE's principal COMINT system, NiceFix, is a spectral surveillance and direction finding system that detects, identifies, locates, monitors and records transmission sources. NICE markets its COMINT systems primarily through electronic system integrators, such as TRW Inc. and ELTA, taking advantage of the strengths of such companies in selling integrated intelligence and electronic systems to governments.

      In January 1996 and July 1997, NICE had public offerings in the United States of American Depositary Shares representing ordinary shares of Nice. NICE's American Depositary Shares are listed for quotation on the NASDAQ/NMS under the trading symbol "NICEY". NICE's ordinary shares are traded on the TASE.

            Liraz Systems Ltd. ("Liraz"). Liraz and its subsidiaries and affiliates develop and sell comprehensive computerized business system solutions in Israel and abroad. In Israel, Liraz specializes in system integration services and the development of software solutions in the banking, manufacturing, health care, retail and petroleum areas as well as the provision of outsourcing services. Liraz's subsidiaries and affiliates include the following companies:

      o Level 8 Systems, Inc., formerly named Across Data Systems, Inc., a 51.9% owned subsidiary which develops and markets business software and provides consulting and ancillary services. Level 8's principal business is the development and sale of middleware software products and services which utilize messaging and object technology to solve enterprise-wide integration problems associated with linking centralized computer systems, desktop computers and the Internet. Middleware products facilitate communication among applications that reside on distributed and often incompatible hardware and software. Level 8 also offers a manufacturing resource planning software package for use in managing manufacturing operations and reporting financial results, as well as related installation, training and support services. In addition, Level 8 provides consulting services for enterprise messaging and for the manufacturing and financial services industries. Level 8's stock is traded on the NASDAQ/NMS under the trading symbol "LVEL".

      o Yaana Systems Ltd., a 74.7% owned subsidiary which specializes in outsourcing services, payroll, labor management and complete application packages. Yaana's stock is traded on the TASE.

      o Bintel Systems Ltd., a wholly-owned subsidiary which develops and markets new artificial intelligence applications, including marketing business intelligence (MBI), which organizes information from raw data into a concise decision-making tool for executive management.

      o Kedem Computer and Information Systems Ltd., a 60.6% owned subsidiary which offers professional courses in computer systems.

      o ASE Advanced Systems Europe B.V., a wholly-owned subsidiary based in the Netherlands which provides software and system integration services for the Benelux countries.

      o Burford International Applications Ltd., a wholly-owned subsidiary based in England which provides complete global business solutions for financial and commercial industries on personal computer and UNIX systems.

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

      RDC, through its interests in the following companies, is working on several projects, including the development of the products and processes set forth below:

      o Geotek Communications, Inc., which has developed and is marketing in certain areas, primarily in the United States, a wireless telecommunications network that provides full duplex service, utilizing frequency-hopping multiple access technology. RDC acquired most of its interest in Geotek as a result of its transfers to Geotek of its equity and debt interests in

PowerSpectrum Technology Ltd. for shares of common stock of Geotek. Geotek's stock is traded on the NASDAQ/NMS under the trading symbol "GOTK".

      o Witcom Ltd., which is developing millimeter wave radio - based digital networking solutions that provide higher transmitted output power and superior receiver sensitivity for a wide range of applications such as cellular telephone systems, local loops, local exchange bypass and local area networks. RDC owns 60% of Witcom and PEC, Discount Investment and Elron each own 6.67% of Witcom which they acquired in February 1998.

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

      o Galil Medical Ltd., which develops, manufactures and markets medical systems for cryotherapy of tissue during general surgery as well as minimally invasive procedures.

      o VSOFT LTD., a software company that integrates solutions and develops applications in the areas of digital video, database management and real time information systems.

      o 3DV Systems Ltd., which is developing a camera that utilizes laser technology to produce a three-dimensional picture.

      o Medicard Ltd., which is developing products for vascular surgery, cardiac surgery and other areas of cardiology based on pulsatile technology.

      o VerdEco Technologies Ltd., which has developed an in-situ analysis device that monitors the presence of heavy metals in water and wastewater.

      o Given Imaging Ltd., which is developing a swallowable video capsule designed to pass through the digestive system while transmitting real-time color video images of the small intestines.

     RDC also manages a research and development fund which is currently supporting one project for the development of satellite communication equipment utilizing millimeter waves for commercial application such as transmission of television, high data rates and Internet services, another project for the dynamic allocation of frequencies to cellular telephone subscribers in order to improve channel capacity and service quality and a third project for the integration of silicon and gallion arsenide components on a silicon wafer in order to create a complete radio on a chip.

      Gemini Israel Fund L.P. ("Gemini") and Advent Israel Limited Partnership ("Advent Israel"). In 1993, PEC, Discount Investment, Advent International Corporation, an American company that initiates and manages venture capital funds, and a corporation formed by the Israeli government ("Yozma"), established a $36 million investment program with two components, Gemini and Advent Israel.

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

      Advent Israel and a parallel limited partnership have received $20 million of capital from their partners, of which Advent Israel and such limited partnership have invested $10.75 million in Gemini and have invested or plan to invest $9.25 million in portfolio companies. Gemini has received approximately $26.75 million of capital from its partners. Together, Gemini and Advent Israel constitute a substantial venture capital program whose purpose is to invest in companies located in Israel or related to Israel. PEC has contributed $3 million of capital to Gemini. In January 1998, the partners in Gemini other than Yozma, namely PEC, Discount Investment, Scitex and Elron (two of PEC's affiliated companies) and Advent Israel, exercised an option granted by Yozma when Gemini was formed to purchase Yozma's ownership interest in Gemini and PEC's ownership interest in Gemini increased from 11.2% to 16%. Gemini may offer PEC and the other partners the opportunity to purchase interests in entities in which Gemini is acquiring an interest.

      At the end of 1997, Gemini had invested approximately $24.5 million in 27 companies, including $5 million invested in 1997. Gemini is now fully invested. Among the corporations in which Gemini has an equity interest are the following:

      o LOGAL Educational Software and Systems Ltd., a corporation that designs, creates, publishes and markets simulation-based, educational software products for science and math curriculums in high schools and colleges (more fully described below). PEC also has a direct interest in LOGAL.

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

      o Client/Server Technology (CST) Ltd., a developer of software that converts "Legacy" systems to distributed client/server environments such as MS Windows and Java.

      o Combact Diagnostic Systems Ltd., a developer of a novel and proprietary automated system for rapid bacterial analysis of urine.

      o Verisity Ltd., a corporation that designs and develops software tools that assist designers of electronic devices, such as integrated circuits, to verify the correctness of their designs.

      o Aisys Ltd., a designer and developer of software for automatic programming of silicon microcontrollers to operate peripherals.

      Since its inception, Gemini has disposed of its equity interests in three corporations for a gain of approximately $3.3 million on a total cost of approximately $2.2 million.

      PEC is also a limited partner in Advent Israel and has contributed $500,000 of capital to Advent Israel. As a limited partner in Advent Israel, PEC has an indirect interest in all of Advent Israel's holdings other than Advent Israel's interest in Gemini. At the end of 1997, Advent Israel had directly invested approximately $8.4 million in 24 companies other than Gemini. Among the corporations in which Advent has an equity interest and Gemini does not are a developer of airless fluid spraying devices and a corporation which uses voice compression technology for high-quality Internet voice transmissions.

      Gemini Israel II Limited Partnership ("Gemini II"). Primarily as a result of Gemini investing substantially all of its funds, in 1997, PEC, Discount Investment and Advent International Corporation established Gemini II, a venture capital limited partnership that acquires interests in high technology companies that either are located in Israel or whose businesses are related to Israel. Gemini II and parallel limited partnerships have received capital commitments of approximately $110 million. PEC has agreed to contribute $1.5 million to Gemini II, of which it has contributed $450,000 as of March 25, 1998.

      As of February 28, 1998, Gemini II had invested $16.7 million in 12 companies, including the following corporations:

      o Oridion Medical Ltd., a developer and manufacturer of carbon dioxide monitoring machines and portable breath test analyzers.

      o Oramir Semiconducter Equipment Company Ltd., a corporation that is developing the L-stripper, an innovative process that allows the removal by laser of photoresist in the manufacturing process of silicon wafers used in the semiconductor industry. RDC has also invested in Oramir.

      o Butterfly VLSI Ltd., a corporation that designs and develops advanced spread-spectrum wireless chip sets for personal computers.

      o Novadent Ltd., a company that is developing an ultrasonic cavities detector, a noninvasive and radiation-free device for the detection of cavities at sites near contact areas between teeth with more accuracy than using X-rays.

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

      Libit Signal Processing Ltd. ("Libit"). Formed in 1994, Libit develops integrated circuits for use by original equipment manufacturers in the cable industry for broadband digital communication applications such as Internet connectivity and broadcast digital television. The acceptance of a single standard for two-way broadband digital communication over cable television systems is critical to Libit's business potential. Libit has agreements with Fujitsu and Analog Devices under which both companies manufacture integrated circuit components according to Libit's designs and specifications. Toshiba

Corporation has standardized its entire digital cable television product line based on Libit's technology.

      Lipman Electronic Engineering Ltd. ("Lipman"). Lipman develops, manufactures and markets a variety of sophisticated microprocessor-based electronic and computerized systems primarily for communication applications, incorporating imaging and scanning technologies. Lipman's products include telephone line and wireless point of sale/electronic fund transfer retail business payment terminals, electronic cash registers and thermal and impact printers. These products include credit, debit and smart card technologies. In addition, Lipman manufactures a compact desk-top home services and betting terminal and coin-operated or credit, debit or smart card vending machine payment systems for use with commercial washers and dryers, photocopiers and other vending machines and for garages and gasoline stations. Lipman has also developed a unique hand-held pen-sized multilingual scan translator. Lipman's stock is traded on the TASE.

      Tradanet Electronic Commerce Services Limited ("Tradanet"). In November 1997, PEC, Discount Investment and GE Information Services, a global leader in business-to-business electronic commerce solutions and a unit of General Electric Company, formed Tradanet, which will provide electronic commerce services in Israel. GE Information Services agreed to transfer to Tradanet technology and business know-how and to supply Tradanet with its Electronic Data Interchange (EDI) platform, a value-added business communications service which makes possible the electronic interchange of commercial, administrative, financial and shipping documents. The EDI platform has been designed to streamline trading procedures and transactions, add reliability compared to traditional data and document interchange, save costs and improve the user's productivity. Approximately 100,000 companies use the EDI platform throughout the world. Tradanet will also offer Internet based products that will connect to the Value Added Network of GE Information Services. In December 1997, Israel's Ministry of Communications granted Tradanet a license to operate electronic commerce services in Israel. Tradanet expects to begin operations during the first half of 1998.

      Soreq Development Center (S.D.C.) Ltd. ("Soreq"). Soreq develops non-military commercial applications of nuclear technologies derived at The Center for Nuclear Research, Nahal Soreq (the "Research Center"), a division of the Israeli Ministry of Defense, and operates a technological incubator for the development of high technology companies with the support of Israel's Ministry of Industry and Trade. PEC and Discount Investment own 50.1% of Soreq and Isorad Limited, an Israeli government corporation established for the purposes of commercially developing the technologies of the Research Center, owns 49.9% of Soreq. The Research Center and Isorad have granted Soreq licenses to use the technologies of the Research Center that Soreq desires to develop.

      Among the projects Soreq is developing are a gamma camera with a lightweight, miniaturized camera head, a process for the clean up of industrial and radioactive waste water contaminated with heavy metals, a radioactive catheter for both treatment and imaging, an ion beam for wafer cleaning and lasers for medical and industrial applications.

      Soundesigns Multimedia Communication Systems Ltd. ("Soundesigns"). Formed in 1993, Soundesigns develops, produces and markets products that integrate the telephone, the personal computer and telephone, data and Internet networks. Personal computers connect with external systems, such as the Internet, through an entrance, such as a modem or network card, which, when in use, prevents the computer from connecting to another communication channel such as the telephone. Soundesigns' principal product, introduced in 1997, is a patented technology called "SoundWare" that integrates the telephone and a telephone line into any standard personal computer sound card.

      Using SoundWare, Internet telephone calls can be made directly from the telephone rather than having to use the personal computer's microphone and speakers. In addition, SoundWare permits a personal computer to automatically dial the least expensive telephone carrier at the time of the phone call, thus reducing long distance phone bills.

      Soundesigns believes that SoundWare is attractive to manufacturers because it is universal - working with any standard sound card without requiring any circuit redesign - and is cost-effective. Final testing of SoundWare has begun and marketing of SoundWare has started.

      Soundesigns also licenses its TapiVision software which enables developers of telephony applications for Microsoft's Windows software to monitor the functioning of their applications. Users of TapiVision include Lucent Technologies, Siemens, Digicom and Genoa Technologies Ltd.

      LOGAL Educational Software and Systems Ltd. ("LOGAL"). LOGAL designs, creates, publishes and markets interactive, simulation-based educational software products for science and math curriculums in high schools and colleges. LOGAL markets 29 product titles which are based on an "active" approach to learning in the areas of biology, chemistry, physics, economics and mathematics. All of LOGAL's products are available on both Macintosh and Windows operating platforms as well as over the Internet.

      LOGAL's line of science and math products incorporate dynamic solutions which actively engage students in the learning process and are easy to use and can be customized to meet the individual needs of students and teachers. LOGAL's science and economic products are based on a proprietary simulation engine, Explorer, and are designed around a common platform that reduces the development time, the cost of new product titles, and facilitates product updates. To date, over 4,000 schools in the United States have purchased LOGAL's products. In 1997, LOGAL began to offer its science and math products over the Internet using LOGAL.net, a proprietary browser. LOGAL sells its products through its own sales force and through distributors.

      LOGAL's stock is traded on the NASDAQ/NMS under the trading symbol
"LOGLF".

      PAMOT Jersey US L.P. ("PAMOT US"). PAMOT US is one of five parallel limited partnerships (the "PAMOT Fund") formed in October 1996 for the purpose of acquiring equity interests primarily in companies established to develop early-stage projects based on technologies developed at the Weizmann Institute of Science (the "Weizmann Institute"). The PAMOT Fund has received capital commitments of $20.5 million. PEC and Discount Investment have each committed to contribute $500,000 to the capital of the PAMOT Fund, of which $250,000 has been paid by each of them as of March 25, 1998.

      The PAMOT Fund has an agreement with Yeda Research and Development Company Ltd., the entity that holds all property rights to inventions developed at the Weizmann Institute, under which the PAMOT Fund has a first opportunity right to evaluate all technology and projects with commercial potential developed within the Weizmann Institute that are available for investment. If the PAMOT Fund desires to develop a project, it and Yeda must agree upon a budget for the company formed to develop the project and the project company will enter a research and license agreement with Yeda. The PAMOT Fund will acquire an 80% equity interest in the project company, and Yeda and the supervising inventor scientists as a group will each acquire a 10% equity interest. In addition, Yeda will receive 15% of the distributable gains to the PAMOT Fund. The PAMOT Fund may not contribute more than $3.075 million to the capital of a project company.

       To date, the PAMOT Fund has purchased interests in six early stage companies, three of which utilize technologies developed at the Weizmann Institute. The businesses of such companies include the design of antibacterial peptides that destroy the walls of bacteria and infected cells but do not affect the walls of normal cells; the development of orally active iron scavengers for the treatment of iron overload condition; the design and development of optical elements for incorporation into lasers in order to produce a compact laser that has a low divergence of the output beam; the development of a novel diagnostic tool for the detection of colon cancer; the development and commercialization of proprietary cellulose binding domain technology; and the development of an ultrasonic cavities detector.

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

      PEC has purchased interests in eight companies in the Incubator program. The businesses of such companies include the development of transparent, electrically conductive polymers for use in the electronics industry; the design of equipment for improved processing and production of tomato seeds; the development of technology for the production of liquid absorbing polymers with variable absorbing capacity; the development of a transducer for high precision measurement of angular coordinates; the design and development of a novel method for cutting and coating heavy gauge metals; the development of high quality personal care and dermatological products derived from whey, a completely natural source, containing vitamins, lactic acid, protein and many minerals; the commercial development of ultrastable enzymes for either improved performance in commercial applications where enzymes are presently used or new applications for which enzymes are not presently used because of insufficient durability; and the development of a technique for increasing the digestibility of cellulose rich wastes of feed-stuff (such as wheat or rice straw) used in the feeding of farm animals.

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

      Tambour conducts its operations through the following four major companies or divisions:

      o Tambour Decorative Paint Division, the division responsible for the manufacture and sale of decorative paints and decorative wall-facing bricks for home and building use. This division also is responsible for the adhesives, additives and sealants produced by Tambour's 56% owned subsidiary, Serafon Resinous Chemicals Corporation Ltd. ("Serafon"), for the construction industry.

      o Tambour Industrial Paints Division, the division that produces and markets industrial paint products, emulsions and resins, including automotive, industrial maintenance, specialty marine and aviation coatings. This division also includes the printing ink operations of Tambour's 80% owned subsidiary, Tzah-Israeli Printing Inks Ltd., and the emulsion and polymer business of Serafon for customers in the industrial and construction fields.

      o Tambour Ecology Ltd., a company in which Tambour has a 66% ownership interest, produces and markets water treatment facilities, chemicals, metal treatment chemicals and industrial sewage treatment systems. This division also includes Tambour's affiliate, Safety Kleen Israel Ltd., which provides environmental services for parts cleaning and solvent recycling, and Tambour's 71% owned subsidiary, SDL Technologies (SOL) Ltd., which treats and purifies industrial and municipal waste water and purifies water for drinking needs, using concentrated solar radiation.

      o Logistics Division, the service division which coordinates the purchase of raw materials, shipment of products, storage of materials at warehouses and the distribution of finished products to purchasing agents.

      Tambour also holds a 20% interest in "Ace/Kne Uvne", a chain of ten "do-it-yourself" stores in Israel selling building and home improvement products. Super-Sol Ltd. holds a 40% interest in "Ace/Kne Uvne".

      In addition, Tambour's 82% owned subsidiary, Kedem Chemicals Ltd., has formed a joint venture with Diversey Lever, named Diversey Lever Israel Ltd., in which Kedem has a 49.9% interest, which manufactures and distributes cleaning, disinfecting and maintenance products for the institutional and industrial markets.

      The stocks of Tambour, Serafon and Kedem are traded on the TASE.

      Tefron Ltd. ("Tefron"). Tefron manufactures boutique-quality everyday intimate apparel sold throughout the world by such name-brand marketers as Victoria's Secret and Warnaco/Calvin Klein. Through the utilization of manufacturing technologies and techniques developed or refined by Tefron, Tefron is able to mass-produce boutique-quality garments featuring unique designs tailored to its customers' individual specifications at competitive prices. Tefron's products include knitted briefs, tank tops, loungewear, nightwear, bras, T-shirts and bodysuits, primarily for women.

      Tefron's operating strategy is to apply its manufacturing technologies and techniques to meet the fashion and merchandising needs of its customers. Tefron has redesigned and streamlined the production process for intimate apparel, which has historically been labor intensive, to increase substantially the computerization and automation of its sewing and cutting operations, achieving higher levels of product quality and consistency and reducing labor costs.

      Tefron seeks to develop strong relationships with large name-brand marketers of intimate apparel and to become their principal supplier for products which Tefron manufactures. Tefron believes that by collaborating with customers in the design and development of its products, it strengthens its relationships with its customers and improves the quality of its products.

      In September 1997, Tefron had an initial public offering of its ordinary shares in the United States and its ordinary shares are traded on the New York Stock Exchange under the trading symbol "TFR".

      Caniel-Israel Can Company Ltd. ("Caniel"). Caniel is Israel's largest manufacturer of cans and metal containers for processed and canned foods, soft drinks and beer. Caniel utilizes the latest technology to produce a full line of high quality products. It is Israel's only manufacturer of beverage cans.

      Caniel also manufactures metal packaging for a variety of industrial and household products such as paints, lubricants, detergents and aerosols. Substantially all of Caniel's cans are sold to customers in Israel. In recent years, Caniel has begun to export aerosol cans to Europe. Caniel also produces biodegradable plastic bottles for soft drinks.

      Caniel has formed a joint venture with a Jordanian corporation to construct and operate a can manufacturing plant in Jordan. The cans manufactured at this plant will be sold to customers in Jordan and other countries in the Middle East. Caniel expects the plant to start operations in 1998.

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

      Klil operates two plants in Israel. The plant in Kiryat Motzkin, covering 53,000 square meters, houses Klil's headquarters, manufacturing facilities and a training center for customers to learn how to assemble and install products manufactured by Klil. Klil's 124,000 square meter, state-of-the-art factory in Carmiel, Israel has modern production lines for extruding and painting extrusions. Klil's stock is traded on the TASE.

      Mul-T-Lock Ltd. ("Mul-T-Lock"). Mul-T-Lock, through its four manufacturing divisions, designs, manufactures, markets and distributes high security products, including a wide range of sophisticated cylinders and padlocks, automobile protection products, decorative security doors, blast and gas-resistant doors and windows, fire resistant doors and safes and sophisticated machines for product manufacture and assembly. Some of these products incorporate high technology electronic applications. Many of Mul-T-Lock's products are protected by patents and proprietary designs.

       Mul-T-Lock's manufacturing plants cover 300,000 square feet. Mul-T-Lock markets its products throughout Israel and exports them worldwide through a network of distributors and sales personnel of its subsidiaries. Mul-T-Lock's stock is traded on the TASE.

      Ham-Let (Israel Canada) Ltd. ("Ham-Let"). Ham-Let designs, develops, produces and markets high quality instrumentation valves and fittings in a variety of markets for high pressure, temperature and vacuum applications. Ham-Let's valves are sold to the chemical, energy, petrochemical and biotechnology industries and are used as essential components in the transport of ultra pure liquids and gases for the micro-electronic industry. More than 90% of Ham-Let's revenues are generated from sales outside of Israel. Ham-Let manufactures its fittings and valves at its plant in Migdal Haemek, Israel. Ham-Let is constructing a new production and operations center in Ziporit, Israel, near Nazareth, which will automate the production and warehousing of Ham-Let's products.

      Ham-Let's stock is traded on the TASE.

      Maxima Air Separation Center Ltd. ("Maxima"). Maxima is Israel's second largest producer of industrial and specialized gases, with a market share in Israel of approximately 40%. Its primary products are nitrogen, oxygen and argon. Nitrogen is used in the chemical, petro-chemical and food industries. Oxygen is used primarily in hospitals and for welding in the metal industry. Maxima's customers are mainly larger industrial users of gases.

      Maxima extracts nitrogen, oxygen and argon from the air at its two plants in the Negev desert in southern Israel. Maxima also sells acetylene and has facilities for mixing industrial gases and for filling containers with helium and hydrogen. Maxima imports specialized gases for laboratories and for use in the electronics industry.

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

      Maxima's stock is traded on the TASE.

Real Estate

      Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel. It is engaged, directly and through its subsidiaries and affiliates, in the initiation, development, construction and sale of residential and commercial buildings, the initiation, construction and rental of industrial parks and office and commercial buildings, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. These companies accounted for approximately 33% of Israel's total citrus exports in 1997.

      In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality apartment building projects and sell the apartments principally to upper income purchasers; such projects generally include recreational and commercial facilities. Property & Building owns land in Tel Aviv, Jerusalem, Ramat Gan, Haifa and Herzliya on which it can build approximately 4,333 apartments, of which 806 apartments are currently in various stages of development and construction, including 390 apartments which have been sold.

      Property & Building owns and rents to tenants approximately 458,000 square meters of commercial floor space located mainly in prime areas. The occupancy rate for Property & Building's rental properties is approximately 93%. Subsidiaries of Property & Building constructed industrial and office buildings in 1997 having 21,100 square meters of rental space and 15,500 square meters for car parking and basement areas. Such companies are currently constructing commercial, office and industrial buildings having 74,200 square meters of rental space and 46,450 square meters for car parking and basement areas in Tel Aviv, Ramat Gan, Jerusalem, Natayna, Lod and other areas.

      A subsidiary of Property & Building owns interests in modern sports complexes in Israel and another subsidiary engages in the installation of central heating and air conditioning systems.

      The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE.

Retail, Shipping and Other

      Super-Sol Ltd. ("Super-Sol"). Super-Sol is Israel's largest supermarket chain (in terms of revenue), accounting for an estimated 39% of total sales by supermarket chains and an estimated 14% of total retail sales of items typically sold in supermarkets. Super-Sol believes it has maintained its leadership position as a result of its (i) well stocked and well managed stores, (ii) marketing innovations, (iii) product variety, (iv) store remodeling and renovation program, (v) superior sites and (vi) flexibility in responding to changing Israeli consumer food-shopping preferences.

      Super-Sol's 122 stores sell food and consumer items such as household goods and textiles. Its chain includes 42 neighborhood Super-Sol stores, located in upscale, residential urban areas, which cater primarily to high and middle income families with emphasis on a wide variety of high quality food products and services; 31 large regional Hypercol stores, located primarily in shopping malls, commercial centers and on commercial thoroughfares and serving predominately high and middle income families with both food and other products; 32 Hypernetto stores which sell a smaller variety of goods than other stores at substantially lower prices and appeal to price-conscious customers; nine discount Gal-Yarok stores, located primarily in lower income urban areas; five discount Birkat Rachel stores offering specially certified Kosher products which cater to religious shoppers; two membership warehouse-club Universe Club stores offering food and a wide variety of non-food items at discount prices; and one Cosmos mega-store of approximately 9,000 square meters that features larger selections, specialty departments and significant space devoted to non-food items.

      In February 1997, Super-Sol acquired 25 retail food stores from the Shekem department store chain. These stores (other than two which were closed) have been integrated into Super-Sol's foregoing seven formats of food stores and are now part of Super-Sol's 122 store chain.

      Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by telephone.

      Super-Sol's supermarket sales in Israel accounted for at least 90% of its total revenues during each of the last five years. In addition to its Israeli supermarket business, Super-Sol provides consulting and purchasing services and supplies products to operators of convenience stores, independent supermarkets and small supermarkets.

      In February 1998, Super-Sol sold its ownership interest in Super Kozert, a chain of 27 supermarkets in metropolitan Budapest, Hungary.

      Super-Sol also holds a 40% interest in "Ace/Kne Uvne", a chain of ten "do-it-yourself" stores in Israel selling building and home improvement products. Tambour Ltd. also owns a 20% interest in "Ace/Kne Uvne".

      Super-Sol also holds equity interests in three shopping malls and two commercial centers and in two commercial centers and one shopping mall currently under construction.

      Super-Sol's ordinary shares are traded on the TASE.

      In October 1997, Super-Sol had a public offering in the United States of American Depositary Shares ("ADSs"), each ADS representing five ordinary shares, and the ADSs are listed for trading on the New York Stock Exchange under the trading symbol "SAE".

      El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through subsidiaries, in worldwide ocean transportation of oil and dry bulk cargoes, such as grain, coal and iron ore. Its fleet is operated under charters for varying durations. El-Yam has been engaged in the worldwide shipping business for over 44 years.

      El-Yam owns nonvoting preferred stock of FHEY representing substantially all of the equity in FHEY. FHEY in turn owns approximately 37.1% of IDB Holding. IDB Holding owns through IDB Development approximately 81.35% of PEC's common stock. PEC owns 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14.3% of such voting shares.

      Renaissance Fund LDC ("Renaissance"). Renaissance is a fund established in 1994 which raised approximately $135 million of capital. Its objective is to generate capital appreciation through acquisitions of significant equity interests primarily in a portfolio of Israeli and Israel-related privately held and publicly traded companies.

      In October 1994, Renaissance was part of a group that purchased a 33% equity interest in Paz Oil Company Ltd. ("Paz"), Israel's largest oil marketing and distribution company. As a result of the purchase, Renaissance acquired a 14.3% equity interest in Paz for approximately $46.9 million. On January 3, 1997, Renaissance sold a 1.4% equity interest in Paz and realized a gain of $1.2 million on such sale. Paz is engaged in seven main businesses: gasoline service stations, industrial lubricants and solvents, asphalt, liquid propane gas, wholesale fuels, aviation fuel and real estate.

      In March 1995, Renaissance was part of a group which purchased from the Government of Israel 100% of the shares of Shikun ve'Pituach le-Israel Ltd., one of Israel's largest housing and development companies ("SHOP"). Renaissance acquired a 20.1% equity interest in SHOP for approximately $23.7 million. In February 1998, Renaissance sold its entire interest in SHOP for approximately $25.12 million in cash and approximately $8.95 million in shares of Azorim Development and Investments Company Ltd., a publicly traded real estate development corporation in Israel, resulting in a gain of $10.4 million.

      Renaissance holds a 19.6% equity interest in Clalcom Ltd. ("Clalcom"), a subsidiary of Clal Industries Ltd., which it purchased for approximately $7.2 million. Clalcom provides outgoing international facsimile services from Israel, interactive voice response services and operates the "Sprintnet" data network in Israel. In 1997, in response to capital calls from Clalcom, Renaissance invested an additional $1.5 million to fund Clalcom's operations. In 1998, Clalcom made a new capital call, of which Renaissance's share is approximately $550,000, which capital will be used to pay debt and fund operations.

      Clalcom has a 44% interest in the joint venture Barak I.T.C. (1995) - The International Telecommunications Services Corporation ("Barak"), which was one of the winners of a tender for two additional licenses for international telecommunications from Israel. Barak started operations at the end of June 1997. Barak does not expect to be profitable during its first four years of operation, due in part to the high cost of market entry and access fees payable to the state-owned telephone company. Renaissance holds an indirect 8.6% equity interest in Barak.

      In 1996, Renaissance purchased for approximately $15 million a seven-year 4.5% convertible note of ECI Telecom Ltd., a provider of digital telecommunications and data transmission services; acquired for approximately $15 million equity securities of Indigo, N.V., a corporation that produces, sells and services proprietary "Digital Offset Color" printing systems; and purchased for approximately $10 million equity securities of Geotek Communications Inc., a company that develops telecommunications products and wireless communications systems based on frequency hopping multiple access digital technology. The ordinary shares or common stock of ECI, Indigo and Geotek are publicly traded on the NASDAQ/NMS under the trading symbols "ECILF," "INDGF" and "GOTK," respectively.

      Renaissance also manages a public securities portfolio whose cost was $19.8 million as of December 31, 1997.

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

      Isrotel Ltd. ("Isrotel"). Isrotel develops, owns, manages and operates hotels in Eilat, Mitzpe Ramon, Tel Aviv and Zichron Ya'acov in the Carmel mountain range, Israel. The nine hotels in the Isrotel chain have 2,106 hotel rooms, of which Isrotel owns in whole or in part 1,588 rooms. Isrotel's hotels are The King Solomon Hotel, Royal Beach Hotel, Sport Hotel, Lagoona Hotel, Riviera Hotel, all of which are located on the North Beach in Eilat, the Red Sea Sports Club Hotel, located on Coral Beach in Eilat, the Ramon Inn in Mitzpe Ramon, Israel, the Tower in Tel Aviv and the Carmel Forest Spa Resort located near Zichron Ya'acov.

      The nine hotels in the Isrotel chain serve a range of clientele from customers interested in luxury vacations to those interested in family or sports oriented vacations.

      Isrotel is currently constructing two new hotels on the North Beach of Eilat, one named "Royal Garden Suites" with a total of 330 rooms and the other named "Flamingo", which will be a three star hotel.

      Isrotel also owns a sailing, diving, recreation and sports club and a travel agency.

      Isrotel's stock is traded on the TASE.

      Mondex Israel Ltd., ("Mondex"). In 1997, PEC, Discount Investment and Paz Oil Company Ltd. established Mondex to offer an electronic smart card in Israel. Mondex International, a corporation owned by MasterCard International and 27 banks from all over the world, has granted Mondex an exclusive license to use the software, technologies, and know-how of Mondex International in Israel. Mondex intends to offer the smart card beginning in the second quarter of 1998. The card will be designed to be a complete alternative to cash and will permit the transfer of money from card to card and the handling of up to five different currencies. The smart card to be used by Mondex will also permit users to check their balances, see the last 10 transactions that were performed and block unauthorized usage. Mondex believes that its smart card will be the first such card to be offered in Israel. The cards are expected to generate revenues from businesses which allow the use of the cards and from the sale of machines needed to operate the card.

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

      Recently there has been stagnation in the peace process in the Middle East. No prediction can be made as to whether or how the "peace process" will develop or what effect it may have upon PEC or the Affiliates.

      Generally, all male adult citizens and permanent residents of Israel under the age of 51 are, unless exempt, obligated to perform up to approximately 39 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Many of the Affiliates' officers and employees are currently obligated to perform annual reserve duty. While the Affiliates have operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Affiliates' work forces or businesses in the future, particularly if emergency circumstances occur.

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

Demographics

      Since 1989, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union. Approximately 845,000 new immigrants arrived through the end of 1997, of which approximately 66,000 arrived in 1997. The future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union.

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

      While a decrease in the rate of immigration would relieve strain on government services, short-term economic development and national resources, such a decrease could also have a negative effect on those Affiliates whose revenues are derived mainly from the sale of products and services in Israel. These Affiliates include housing developers, such as Property & Building, manufacturers of supplies for the construction and housing industry, such as Tambour, Klil and Mul-T-Lock, and purveyors of food and other necessities, such as Super-Sol. No assessment can be made of the full impact of a significant change in the flow of immigration on the results of operations of these Affiliates or the other companies in which PEC has an interest.

      The State of Israel receives significant amounts of economic and military assistance from the United States, averaging approximately $3 billion annually over the last several years. In addition, in 1992, the United States agreed to provide Israel with supplemental assistance in the form of up to $10 billion of loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. In January 1998, Israel issued $1.44 billion of 30-year U.S. Government-backed bonds, which was the last issue conducted as part of U.S. Government guaranteed facility. Israel has used the funds it has borrowed in 1993-1998 to bolster its foreign exchange reserves and to fund increased investments, mainly in infrastructure. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. In January 1998, Israeli and American officials began discussions concerning gradually ending the annual civilian aid package of $1.2 billion. If the grants for economic and military assistance or the United States loan guarantees are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.

Economy

Overview

            Israel's economy continued to grow in 1997, but at a considerably slower pace than in previous years. Gross domestic product (GDP) rose by 1.9% last year to New Israel Shekel (NIS) 338 billion ($96 billion) compared with a 4.4% increase in 1996 and an annual average growth rate of 6% from 1990 through 1995. The 1997 GDP growth rate was less than the economy's potential, and lower than the 2.4% increase in Israel's population, resulting in a 0.3% decrease in per capita GDP.

            Business sector GDP rose by 2% in 1997 to NIS 225 billion ($64 billion), compared with a 5% increase in 1996 and an average annual rate of 7.2% from 1990 through 1995. The reduced growth rate in business sector GDP reflected a 2.5% increase in the GDP attributable to the industrial sector and a 4.9% decrease in GDP attributable to the construction sector, resulting primarily from a decrease in housing construction. Although overall economic activity in Israel decreased in 1997, industrial exports increased by 10% in real terms to $14.3 billion. Production and sales in the high technology sector continued to grow, but at a slower rate than in previous years. Production and sales fell in older, labor intensive industries, such as textiles, cardboard containers and other wood and paper products.

            The lower economic growth rate last year resulted primarily from reduced immigration, the government's comparatively tight fiscal policy which reduced the government's budget deficit as a percentage of GDP, and the Bank of Israel's policy of monetary restraint. In addition, much of the positive effect on Israel's economy from the mass immigration at the beginning of the decade, which resulted in higher consumption and domestic demand and a more flexible labor force, has diminished and is no longer a force for new economic growth.

            One of the most positive economic developments in 1997 was the reduction in the inflation rate. Israel's consumer price index (CPI) rose by 7% in 1997, the lowest annual rate since 1969. This rate of inflation compares favorably with the 10.6% increase in 1996 and the 8% increase in 1995, and was at the low end of the government's targeted annual inflation range of 7% to 10%.

            The reduced inflation rate resulted primarily from the Bank of Israel's policy of monetary restraint. The Bank of Israel lowered the rate of interest it charges commercial banks on its funds three times during the first half of 1997 from 14.7% to 12.7% as the rate of inflation slowed. However, following relatively large increases in the CPI in June and July, the Bank of Israel raised interest rates to 13.4% in order to bring inflation under control. The high interest rates in Israel encouraged an influx of capital from abroad (where interest rates were lower), resulting in Israel's foreign exchange reserves increasing by $8.7 billion to a record level of $20 billion at the end of 1997. The combination of high real interest rates and a strong shekel, however, adversely affected investment and business sector activity and contributed to Israel's economic slowdown.

            In 1997, the shekel was devalued 8.8% against the dollar, from NIS
3.251 to NIS 3.536, and by 4.2% against the currency basket, from NIS 3.635 to NIS 3.786. In June, the Bank of Israel increased the range in which the exchange rate of the shekel may fluctuate in furtherance of its policy of liberalizing the foreign currency market and free capital movements.

            Private consumption rose by 3.3% in 1997, the lowest rate of increase since 1990. Per capita private consumption increased by 0.9% principally as a result of a 2% decrease in real terms in per capita disposable income and reduced demand for automobiles, appliances and consumer electronic goods from immigrants who arrived during the mass immigration and who have already accumulated these items. The decline in per capita disposable income reflected both the economic slowdown, which resulted in an increase in the unemployment rate, and higher income taxes arising from an adjustment of tax brackets. Although the decrease in per capita disposable income reduced the growth rate of per capita private consumption, per capita private consumption did not decrease because the rate of private savings as a percentage of disposable income declined from 10% in 1996 to 8% in 1997.

            Investment in fixed assets declined by 6% in 1997, reflecting decreases of 5.2% in housing construction, 6% in machinery and equipment, 14% in transportation equipment and 7.6% in other construction work including infrastructure and development. Housing starts, which totaled 45,000 in 1997, 52,870 in 1996 and 63,470 in 1995, decreased because of reduced demand for housing and an increase in housing supply. The Israeli government was unable to counter the slowdown in business sector investments by increasing its own investment activity because the government did not want to exceed its aggregate budget deficit goal of 2.8% of GDP.

            Foreign trade continued to grow, but at a slower pace than in previous years, reflecting the economic slowdown. Imports of goods and services grew by 2.4% in real terms in 1997 to $32.9 billion, compared to 6.2% in 1996. Exports increased by 7.7% to $24.2 billion, greater than the 6.3% increase in 1996 but comparable to the rate of growth in world trade. Since the growth rate of exports compared to imports was higher in 1997 than in 1996 and the level of fund transfers to Israel was relatively unchanged during the two years, the balance-of-payments current account deficit fell to $3.5 billion in 1997 from $5.4 billion in 1996.

            The increasing unemployment rate in 1997 was one of the more troubling economic developments of the year. The unemployment rate rose to an average of 7.8% in 1997 compared to an average of 6.7% in 1996. The increase in unemployment was a direct result of the economic slowdown. In contrast, from 1995 until the end of June 1996, the unemployment rate fell from a record 11.2% to 6.5%.

Foreign Trade

            Imports of goods and services grew by 2.4% in real terms in 1997, compared with an annual average increase of 9.0% since 1990. This small increase was a direct result of the economic slowdown, and reflected a real decrease of 1.0% in imports of goods, mainly raw materials and capital investment goods. The decrease in imports of goods was more than offset by an 11.7% increase in the import of services, such as services performed by foreign workers.

            Imports of goods excluding ships, planes and diamonds in 1997 decreased by 4.7% in dollar terms compared with the prior year. All import components declined, including capital investment goods which fell 9.5%, raw materials which decreased 3.7%, and consumer goods which declined 1.7%. This reduction in imports reflected the adaptation of manufacturers to the economic slowdown. As 1997 progressed, however, imports of goods grew, increasing at an annualized rate of 15% in annual dollar terms during the fourth quarter compared with an annualized decrease in dollar terms of 3.5% in the first quarter.

            Exports of goods and services grew by 7.7% in real terms during 1997 to $24.2 billion, compared with 5.0% in 1996 and an annual average of 11.7% from 1992 through 1995. Exports of services slowed in 1997 primarily because of the 11.3% decrease in tourism (which is regarded as an export) resulting from the uncertain geopolitical situation.

            Industrial exports, excluding diamonds, grew by 12.2% in real terms, reflecting the expansion of high technology industries and a 2% improvement in Israel's terms of trade (a greater increase in export prices than in import prices).

            Exports of goods to Southeast Asia reached $2.5 billion in 1997, accounting for 11% of Israel's total exports. Approximately half of these exports consisted of diamonds while the other half consisted of high technology products. The adverse impact of the financial crisis in Southeast Asia on exports to countries in that region was immediate, with a 26% decrease in dollar terms in exports during the last quarter of 1997 compared with the average for the first three quarters of the year. Diamond exports were particularly hard hit, falling by 36%. The economic crisis and sharp devaluations in the currency exchange rates of these countries will harm the competitiveness of Israeli exporters who are already suffering from the real appreciation of the shekel exchange rate in 1997.

Employment and Wages

            The increase in the unemployment rate in 1997 resulted from an increase in the work force that was greater than the growth in the number of jobs. The number of employed persons in 1997 rose to 2.0 million, an increase of 1.3% compared with a gain of 2.4% in 1996 and an annual average increases of 5.1% from 1990 through 1995. This lower rate of increase reflected reduced employment in older, labor intensive industries, a 7.8% real increase in the minimum wage during 1997 and a manpower shortage in the high technology industries. During 1997, the labor force grew by 2.5% compared with 2.2% in 1996, and its proportion of the general population remained unchanged at 53.6%.

            Labor productivity fell by 0.9% in 1997 after rising by 0.8% in 1996. Labor productivity in the business sector decreased by 0.7% in 1997, after rising by 1.4% in 1996. The reduction in labor productivity indicates that labor costs have not adjusted to the decreased level of economic activity, which may result in increased unemployment. However, labor productivity rose in the industrial sector, excluding diamonds, by 2.8% in 1997, following an average annual increase of 3.8% from 1992 through 1996. This continued growth of labor productivity in the industrial sector reflected the growth in the relative share of the high technology sector industries, where productivity rates are particularly high.

            The number of foreign workers legally employed in Israel averaged 92,000 in 1997, 2% less than in 1996. The number of foreign workers illegally employed in Israel is estimated at three times the number legally employed. Most foreign workers are unskilled and constitute 65% of workers in the construction sector and 20% of the agriculture sector. During the years when the Israeli economy experienced rapid growth and decreases in the unemployment rate, the influx of foreign workers helped to reduce wage increases and inflation. During the current economic slowdown, the employment of foreign workers has aggravated the unemployment situation, especially because employers are unlikely to discharge foreign workers who accept lower wages than comparable Israeli workers. In addition, the employment of large numbers of foreign workers threatens to result in serious social problems in the long term.

            The average monthly wage of an employee reached NIS 5,500 ($1,555) in 1997, a real increase of 1.7%, reflecting gains of 2.3% in wages of employees in the business sector and 0.6% in wages of employees in the public sector. The increase in business sector wages, despite the growth in unemployment, resulted from the growing demand for high paid employees capable of working in high technology industries, and the dismissal of low paid workers in older, labor intensive industries.

The Budget

            Israel's aggregate government budget deficit in 1997 totaled NIS 8.1 billion ($2.3 billion), or 2.4% of GDP, below the government's targeted level of 2.8% of GDP. The government's domestic budget deficit of NIS 9.1 billion ($2.6 billion) was higher than planned, constituting 2.9% of GDP, while the government had a budget surplus of 0.5% of GDP arising from its activities abroad, primarily interest income on Israel's foreign exchange reserves.

            Government revenue amounted to NIS 124.5 billion ($35 billion) in 1997, while government spending reached NIS 133.6 billion ($38 billion). The $3 billion domestic budget deficit exceeded its targeted level of 2.0% of GDP by 0.9% because of the economic slowdown, which reduced domestic revenues by NIS
6.9 billion ($2.0 billion) and budgeted domestic spending by NIS 4 billion ($1.1 billion).

            The government's domestic budget deficit was financed primarily from revenue of NIS 8.8 billion ($2.5 billion) from the privatization of government businesses, a substantial increase from the NIS 400 million ($113 million) of privatization revenue realized in 1996. Net government borrowing from the public amounted to NIS 575 million ($163 million) in 1997 compared with NIS 7.9 billion ($2.2 billion) in 1996.

The Capital Markets

            The stock market enjoyed a year of rising prices in 1997 after three difficult years. Average daily volume on the Tel Aviv Stock Exchange ("TASE") grew to NIS 214 million ($61 million), almost double the average for 1996. Twelve corporations had initial public offerings in Israel and 73 corporations listed on the TASE had public offerings during the year. As a result, the value of issuances of equity securities listed on the TASE, including convertible securities, reached NIS 6.3 billion ($1.8 billion), a nearly three-fold increase compared with 1996. Total equity issuances by Israeli corporations in Israel, abroad, in private offerings and from the exercise of options, reached NIS 7.7 billion ($2.2 billion) in 1997. The majority of equity issuances on the Israeli market in 1997 consisted of convertible securities, rather than stock.

            The general share index of stocks listed on the TASE rose by 26.4% in 1997. In real terms, CPI-linked bonds rose by 2.4%, dollar-linked bonds went up by 4.4%, and unlinked bonds increased by 6.4%. The market value of equity securities listed on the TASE, including convertible securities, at the end of 1997 was NIS 160.5 billion ($45 billion), 9% more than the NIS 147 billion ($42 billion) value of the bond market.

            As noted earlier, the government raised a record NIS 8.8 billion ($2.5 billion) in 1997 from the sale of its holdings in corporations and banks. Primarily as a result of such sales, the market value of the government's holdings in publicly traded corporations as a percentage of the total market value of all publicly traded corporations fell from 16% at the end of 1996 to 11% at the end of 1997. The government realized revenues in 1997 of NIS 1.7 billion ($500 million) from the sale of its holdings in corporations and banks pursuant to stock exchange issuances compared with NIS 250 million ($71 million) in 1996. The government received proceeds of NIS 740 million ($209 million) from the sale of shares of Bank Leumi, NIS 210 million ($59 million) from the sale of Israel Discount Bank and NIS 740 million ($209 million) from the exercise of options previously issued by the government for shares of Israel Discount Bank and Bank Leumi.

            Most of the NIS 7.1 billion ($2 billion) of privatization revenue that was generated from private sales was attributable to four transactions: (i) the sale of a 43% controlling interest in Bank Hapoalim to a consortium lead by Ted Arison for NIS 4.9 billion ($1.4 billion); (ii) the disposition of 25% of Bank Mizrahi's shares for NIS 450 million ($127 million); (iii) the sale of a 17% ownership interest in Israel Chemicals for NIS 670 million ($189 million); and (iv) the disposition of 12% of Bezeq's equity to Merrill Lynch for NIS 890 million ($252 million). The government also sold its holdings in two non-stock exchange companies, namely, Hanal was sold for NIS 90 million ($25 million) and Yozma was sold for NIS 50 million ($14 million).

Item 2. PROPERTIES

            None.

Item 3. LEGAL PROCEEDINGS

            None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

Executive Officers of the Registrant

                                                            Date First
                                                            Elected to
Name                    Age     Position                      Office
----                    ---     --------                    ----------

Frank J. Klein(a)       55      President                   Jan. 1995

James I. Edelson(b)     41      Executive                   Feb. 1992
                                Vice President,
                                Secretary and
                                General Counsel

William Gold(c)         60      Treasurer                   Feb. 1992

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

                 1996              High                Low
                 ----              ----                ---

          First Quarter          $24-3/4             $19-1/2
          Second Quarter          22-7/8              17-1/2
          Third Quarter             19                15-1/2
          Fourth Quarter          18-1/8                14

                1997               High                Low
                ----               ----                ---

          First Quarter          $21-1/2             $  17
          Second Quarter          25-1/8                18
          Third Quarter           24-1/4              18-3/4
          Fourth Quarter          22-3/8              18-1/2

      On March 25, 1998, the closing price of the Company's Common Stock on the New York Stock Exchange was $21-3/8 per share.

      (b) As of March 25, 1998, there were 2,335 shareholders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended December 31, 1997, 1996 and 1995, and at December 31, 1997 and 1996, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been audited in 1997 by Price Waterhouse LLP and Haft & Gluckman LLP, each independent public accountants, and in 1996 and 1995 by Arthur Andersen LLP and Haft & Gluckman LLP, each independent public accountants, as indicated in their reports included elsewhere herein. The report of Price Waterhouse LLP and Haft & Gluckman LLP on the 1997 financial statements and the reports of Arthur Andersen LLP and Haft & Gluckman LLP on the 1996 and 1995 financial statements are based in part on the reports of other independent accountants whose reports also appear herein. The selected consolidated financial data for the years ended December 31, 1994 and 1993, and at December 31, 1995, 1994 and 1993, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been audited by Arthur Andersen LLP and Haft & Gluckman LLP.

                                   1997       1996       1995       1994       1993
                                   ----       ----       ----       ----       ----
                      (In thousands of dollars except for per share amounts which are in dollars and except for the number of shares which are in thousands of shares.)
Income from:
   Equity in net income of
   Affiliated Companies         $ 48,538  $ 23,438   $ 23,720   $ 25,338   $ 33,542

Total Revenues                    88,630    44,535     42,065     40,798     60,648

Net Income*                       54,503    28,213     25,242     32,566     41,970

Net Income per Common Share*:
   Basic                            2.95      1.51       1.35       1.73       2.24
   Diluted                          2.92      1.49       1.34       1.72       2.23
Weighted Average Number of
Outstanding Common Shares         18,472    18,714     18,759     18,759     18,759

Total Assets                     461,104   407,703    392,967    383,691    347,873

Total Liabilities                 44,979    33,827     35,680     42,223     40,636

Shareholders' Equity             416,125   373,876    357,287    341,468    307,237

Common Shareholders' Equity
per Common Share                   22.66     20.20      19.05      18.20      16.38

Number of Outstanding Common
Shares at the End of Each Year    18,362    18,508     18,759     18,759     18,759

*Net income for 1993 is after the cumulative effect of a change in accounting for income taxes of $(1,174,000) or $(.06) per share of Common Stock. Net income for 1994 is after the cumulative effect of a change in accounting for marketable securities of $2,473,000 or $.13 per share of Common Stock. Net income is after loss from discontinued operations of General Engineers Limited, net of income taxes, of $380,000 for 1995 ($.02 per share), $104,000 for 1994 ($.01 per share)
and $67,000 for 1993 (no cents per share).

No dividends were paid during the last five years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1997
      Compared to Year Ended December 31, 1996

            Consolidated net income rose to $54.5 million for 1997, up from $28.2 million for 1996. The rise in net income reflected increases of $25.1 million in equity in net income of Affiliated Companies, $9.5 million in net gain on issuance of shares by Affiliated Companies, $5.8 million in net gain on sales of investments in Affiliated Companies, $1.5 million in net gain on sales, and changes in market value, of trading securities and $852,000 in other income. The provision for income taxes increased by $16.7 million for 1997 compared with 1996.

            Equity in net income of Affiliated Companies for 1997 rose to $48.5 million, up from $23.4 million for 1996. The increase reflected increased net income in respect of certain Affiliated Companies, primarily Cellcom (of which PEC's share was $11.3 million compared to a net loss of $3.5 million for 1996), Elron and Liraz and reduced operating losses at Scitex (of which PEC's share was $234,000 compared to a loss of $11.7 million in 1996). This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, particularly Tambour and Super-Sol (substantially arising from a change in accounting relating to a financing transaction) and net losses in respect of DEP Technology Holdings Ltd. (the company through which PEC holds its ownership interest in RDC) and Soreq (arising from a write-off of acquired in-process research and development because Soreq is a developmental stage company).

            PEC realized a net gain on issuance of shares by Affiliated Companies of $10.4 million for 1997 compared to $849,000 for 1996. PEC realized net gains of $4.9 million on the sale of ordinary shares by Tefron in September 1997 in an initial public offering in the United States, $4.4 million on the sale by Super-Sol of American Depositary Shares representing ordinary shares of Super-Sol in a public offering in October 1997 in the United States and $1.0 million on the sale of ordinary shares by Gilat Communications in December 1997 in an initial public offering in the United States. During 1996, PEC realized net gains of $745,000 and $470,000 from public offerings in the United States of American Depositary Shares by Nice and ordinary shares of Logal, respectively. These net gains were partially offset by a net loss of $405,000 on the issuance of shares by Gilat Satellite in connection with Gilat Satellite's acquisition of

Skydata, Inc. in December 1996 through an exchange of all the outstanding equity of Skydata for ordinary shares of Gilat Satellite.

            PEC realized a net gain on sales of investments in Affiliated Companies of $8.3 million for 1997, up from $2.5 million for 1996. During 1997, PEC realized net gains of $4.1 million, $2.9 million, $2.8 million and $2.7 million on sales of 2.6% of Tefron, 4.0% of VocalTec Ltd. (constituting PEC's entire ownership interest in VocalTec), 1.4% of Super-Sol and 1.9% of Nice, respectively, and net losses of $2.6 million, $557,000 and $541,000 relating to PEC's sale of its ownership interests in RTS Telecommunications Services Ltd., Tius Elcon Ltd. and Bulk Trading Corporation, respectively, and a net loss of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel. During 1996, PEC realized net gains of $1.8 million, $1.7 million and $210,000 on the sales of 1.6% of Nice, 1.2% of Super-Sol and 1.4% of VocalTec, respectively, and a net loss of $1.2 million relating to PEC's sale of its ownership interest in Bulk Trading.

            PEC's other income increased to $3.8 million for 1997 compared to $3.0 million for 1996 primarily because of increased income from partnerships in which PEC is a partner, particularly Gemini, and increased management fees.

            As described in Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1997 (the "1997 Notes"), PEC provides deferred income taxes on undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control and for which such amounts are currently expected to be permanently reinvested (the "Majority-Owned Affiliated Companies"). PEC's provision for income taxes for 1997 rose to $21.5 million from $4.8 million for 1996 principally because of increased income and a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

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

            Equity in net income of Affiliated Companies of $23.4 million for 1996, compared with $23.7 million for 1995, was adversely affected by the net loss of $178.3 million incurred by Scitex, of which $110 million was attributable to restructuring and other charges, compared with a net loss of $34.5 million in 1995, all of which was attributable to special charges. PEC's share of the Scitex loss was $11.7 million in 1996, compared with $2.3 million in 1995. The reduction in PEC's equity in net income of Affiliated Companies also reflected write-offs of goodwill in respect of Liraz and Lego. Partially offsetting these losses was increased net income in respect of certain other Affiliated Companies, particularly Property & Building, DIC and PEC Cable TV Ltd. (the corporation through which PEC holds its interest in Tevel), Tambour and Tefron, and reduced losses in respect of Cellcom (of which PEC's share was $3.5 million in 1996 compared to $6.9 million in 1995).

            PEC realized a net gain on sales of investments of Affiliated Companies of $2.5 million for 1996 compared with $1.2 million for 1995. During 1996, PEC realized net gains of $1.8 million, $1.7 million and $210,000 on the sale of 1.6% of Nice, 1.2% of Super-Sol and a 1.4% of VocalTec, respectively. Partially offsetting these net gains was a net loss of $1.2 million on PEC's sale of its entire ownership interest in Bulk Trading Corporation Ltd. at the end of 1996. All of PEC's $1.2 million net gain on sales of investments for 1995 resulted from PEC's sale of a small portion of its shares of Gilat Satellite.

            PEC realized a net gain on issuance of shares by Affiliated Companies of $849,000 for 1996 compared with $2.3 million for 1995. PEC realized net gains on issuance of shares of $745,000 on the sale by Nice in January 1996 of American Depositary Shares representing ordinary shares of Nice in a public offering in the United States and $470,000 on the sale by Logal in March 1996 of ordinary shares in an initial public offering in the United States. These net gains on issuance of shares by Affiliated Companies were partially offset by a net loss of $405,000 on the issuance of shares by Gilat Satellite in connection with Gilat Satellite's acquisition of Skydata, Inc. All of the net gain on issuance of shares by Affiliated Companies in 1995 resulted from Gilat Satellite's sale in October 1995 of ordinary shares in a public offering in the United States.

            PEC's net gain on sales, and change in market value, of trading securities for 1996 was $5.2 million, up from $4.5 million for 1995. PEC's other income rose to $3.0 million for 1996 from $1.1 million for 1995 primarily because of increased management fees and income from limited partnerships, principally Renaissance.

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

            Although income before income taxes, loss from discontinued operations and cumulative effect of accounting change was almost the same for 1996 and 1995, $33.0 million in 1996 compared with $31.9 million in 1995, the provision for income taxes for 1996 was $4.8 million compared to $3.3 million for 1995 after excluding the additional $3.0 million of income taxes attributable to PEC's sale of nonvoting preferred shares of IDBNY. This increase is primarily attributable to a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies in 1996 compared to 1995, in part because Super-Sol ceased to be a Majority-Owned Affiliated Company in 1996 and PEC, therefore, provided deferred income taxes on its share of undistributed earnings of Super-Sol in 1996.

SHAREHOLDERS' EQUITY

            The unrealized gain, net of taxes, from "available-for-sale securities" that was included in shareholders' equity as of December 31, 1997 increased to $7.3 million from $1.9 million as of December 31, 1996. This increase is primarily attributable to PEC changing its method for accounting for its holdings in Nice from the equity method to treating its holdings in Nice as "available-for-sale securities" (due to a reduction of PEC's interest in Nice).

            As discussed in Note 2 to the 1997 Notes, translation differences are reflected in shareholders' equity as a "Cumulative Translation Adjustment". The exchange rate of the New Israel

Shekel declined approximately 8.8% against the U.S. dollar at the end of 1997 compared to the end of 1996. As of December 31, 1997, the Cumulative Translation Adjustment reduced shareholders' equity by $40.9 million compared to a reduction of $26.3 million at the end of 1996.

            In accordance with PEC's announcement in 1996 that it would purchase up to 500,000 shares of its common stock from time to time in the open market at its discretion, taking into account such factors as price and prevailing market conditions, PEC purchased 146,200 shares of its common stock for an aggregate cost of $3.0 million in 1997, reducing the number of outstanding shares of PEC's common stock to 18,362,188. In 1996, PEC purchased 250,200 shares of its common stock.

NEW ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which replaces the "primary" and "fully diluted" calculations of earnings per share with "basic earnings per share" which includes only actual net income and weighted average number of shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute income available to common shareholders and/or weighted common shares outstanding for the reporting period. PEC has implemented FAS 128 for 1997. PEC's "basic earnings per share" and "diluted earnings per share" for 1997 is $2.95 and $2.92, respectively.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. For PEC, FAS 130 is effective in 1998 and will require the reclassification of prior period financial statements for comparative purposes. Adoption of FAS 130 should have little effect on PEC'S financial statements since the new requirements primarily involve modifications to the way that existing information is displayed.

READINESS FOR YEAR 2000

            The Year 2000 compliance issues concern the ability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cease to function.

            PEC and its Affiliated Companies utilize a number of computerized information systems in conjunction with their operations. PEC has taken actions to understand the nature of any work required to make its and its Affiliated Companies' systems and infrastructure Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to PEC's financial position or results of operations in any given year.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1997, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $45.1 million. As discussed in Note 6 to the 1997 Notes, as of the end of 1997 PEC had commitments extending over the next several years to make capital contributions or loans of up to approximately $11.0 million to existing Affiliated Companies. For the year ended December 31, 1997, PEC received cash dividends and interest totaling $25.3 million (including $24.1 million of dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

            During 1997, PEC generated a total $43.8 million of liquid funds, of which $30.5 million was realized from the sale of shares of Affiliated Companies ("Delek" - The Israel Fuel Corporation Ltd. - $7.7 million, Super-Sol - $6.9 million, Tefron - $5.6 million, VocalTec Ltd. - $5.0 million, Nice - $3.7 million and Lipman - $1.1 million), $12.9 million was realized from the sale of marketable securities of U.S. companies and $412,000 was generated from the repayment of loans.

            During 1997, PEC purchased equity and debt securities of, and contributed capital to, new and existing Affiliated Companies and other Israeli corporations for approximately $27.2 million. The new Affiliated Companies in which PEC purchased securities in 1997 and PEC's purchase price for such securities consisted primarily of Ham-Let - $3.7 million, Libit - $2.2 million, Tradanet - $900,000 and Mondex - $860,000. The existing Affiliated Companies in which PEC purchased securities in 1997 and PEC's purchase price for such securities included Property & Building - $3.3 million, Cellcom - $1.8 million (shareholder loans), Soreq - $1.6 million, RDC - $1.4 million, RTS Telecommunications Services Ltd. and RPA Leasing Inc. - $1.4 million contribution in connection with the disposition of those companies and Bulk Trading Corporation - $1.0 million in connection with the sale of Bulk Trading. In addition, PEC acquired a small ownership interest in a publicly-traded Israeli corporation for $5.9 million and purchased a convertible debenture of another Israeli corporation for $1.0 million. During 1997, PEC purchased marketable securities of U.S. companies for approximately $18.5 million and purchased interests in limited partnerships that acquire marketable securities of U.S. companies for approximately $6.0 million.

            During 1997, PEC purchased 146,200 shares of its common stock for approximately $3.0 million.

SUBSEQUENT EVENTS

            During January and February 1998, PEC sold its entire ownership interest in Lego Irrigation Ltd. for $2.6 million and will realize a net gain of approximately $800,000 during the first quarter of 1998. In addition, PEC purchased 2.4% of Property & Building during the first two months of 1998 for approximately $7.8 million and purchased 4.1% of Super-Sol in February 1998 for approximately $29.9 million. In connection with the purchase of the additional ownership interest in Super-Sol, PEC borrowed $19.9 million from Israel Discount Bank Ltd. pursuant to a line of credit. The line of credit is unsecured and provides that the outstanding balance of the loan bears interest at the rate of one week London Interbank Offered Rate (LIBOR) plus 0.5% per annum. The loan is payable on demand. The line of credit expires on April 30, 1998.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------


To the Shareholders and Board of Directors of PEC Israel Economic Corporation:



We have audited the accompanying consolidated balance sheet of PEC Israel Economic Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and revenues of 23% and 29%, respectively, of the consolidated totals as of and for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







HAFT & GLUCKMAN LLP                          PRICE WATERHOUSE LLP


New York, New York
March 26, 1998

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------


To the Shareholders and Board of Directors of PEC Israel Economic Corporation:


We have audited the accompanying consolidated balance sheet of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and equity in net income of $196.2 million and $19.1 million, respectively, of the consolidated totals as of and for the year ended December 31, 1996 and equity in net income of $20.5 million of the consolidated total for the year ended December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





HAFT & GLUCKMAN LLP                     ARTHUR ANDERSEN LLP






New York, New York
March 31, 1997

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS -  except share and per share amounts)

                                               DECEMBER 31,
                                           --------------------
                                             1997         1996
                                           --------    --------
ASSETS
Cash and cash equivalents (Note 2)         $  8,948    $  7,044
Investments (Notes 2 and 3)                 444,398     391,802
Assets of General Engineers
  Limited (Note 2)                            5,274       4,763
Other assets                                  2,484       4,094
                                           --------    --------
     Total assets                          $461,104    $407,703
                                           --------    --------
                                           --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Liabilities of General Engineers
    Limited (Note 2)                        $ 1,767    $  1,384
  Deferred income taxes (Notes 2 and 4)      38,451      26,428
  Other liabilities                           4,761       6,015
                                           --------    --------
     Total liabilities                       44,979      33,827
                                           --------    --------

Commitments and contingencies (Notes 3 and 6)

Shareholders' equity (Notes 2 and 5):
  Common stock, $1.00 par value,
    40,000,000  shares authorized in
    1997 and in 1996, 31,952,180
    shares issued in 1997 and
    in 1996 and 18,362,188 and
    18,508,388 shares outstanding at
    1997 and 1996, respectively              31,952      31,952
  Class B preferred stock, no par value,
     544,514 shares authorized, none
     issued and outstanding                    -            -
  Additional paid-in capital                103,282     103,282
  Unrealized gain on marketable
    securities, net                           7,270       1,938
  Cumulative translation adjustment         (40,946)    (26,317)
  Retained earnings                         334,934     280,431
                                           --------    --------
                                            436,492     391,286
  Treasury stock, 13,589,992 and
   13,443,792 shares at
   1997 and 1996, respectively              (20,367)    (17,410)
                                           --------    --------
     Total shareholders' equity             416,125     373,876
                                           --------    --------
     Total liabilities and
      shareholders' equity                 $461,104    $407,703
                                           --------    --------
                                           --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS -  except per share amounts)

                                  YEARS ENDED DECEMBER 31,
                                -----------------------------
                                  1997       1996        1995
                                -------    -------    -------
REVENUES:
  Interest and dividends        $ 1,255   $    964   $  2,057
  Equity in net income of
   Affiliated Companies
   (Notes 2 and 3)               48,538     23,438     23,720
  Net gain on issuance of
   shares by Affiliated
   Companies                     10,360        849      2,282
  Revenues of General
   Engineers Limited (Notes 2
     and 3(k))                    9,738      8,635      7,197
  Net gain on sales of
   investments in Affiliated
   Companies (Note 2)             8,274      2,512      1,181
  Net gain on sales,
   and changes in market value,
   of trading securities(Note 2)  6,643      5,167      4,502
  Other                           3,822      2,970      1,126
                                -------    -------    -------
                                 88,630     44,535     42,065
                                -------    -------    -------
EXPENSES:
  General and administrative      3,237      3,037      3,154
  Cost of sales and expenses
   of General Engineers
   Limited (Note 2)               9,352      8,496      7,007
                                -------    -------    -------
                                 12,589     11,533     10,161
                                -------    -------    -------
  Income before income
   taxes and loss from
   discontinued operations       76,041     33,002     31,904

  Income taxes (Note 4)          21,538      4,789      6,282
                                -------    -------    -------
  Income before loss from
   discontinued operations       54,503     28,213     25,622
  Loss from discontinued
   operations of General
   Engineers Limited, net
   of income taxes                 -            -        (380)
                                -------    -------    -------

  Net income                    $54,503    $28,213    $25,242
                                -------    -------    -------
                                -------    -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS - except per share amounts)

                                     (continued)


                                       YEARS ENDED DECEMBER 31,
                                     --------------------------
                                      1997      1996      1995
                                     ------    ------    ------

  Earnings per common share
   before loss from discontinued
   operations - basic                $ 2.95     $ 1.51    $1.37

  Loss from discontinued
   operations of General
   Engineers Limited, net
   of income taxes - basic
   and diluted                          -          -      (0.02)
                                     ------    ------    ------

  Earnings per common share -
   basic (Note 5)                    $ 2.95    $ 1.51    $ 1.35
                                     ------    ------    ------
                                     ------    ------    ------
  Earnings per common share
   - diluted (Note 5)                $ 2.92    $ 1.49    $ 1.34
                                     ------    ------    ------
                                     ------    ------    ------






The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    (IN THOUSANDS)


                                                        Unrealized
                           Common Stock     Additional   Gain on      Cumulative
                         ----------------    Paid-in    Marketable    Translation    Retained  Treasury
                         Shares    Amount    Capital    Securities    Adjustment     Earnings    Stock      Total
                         ------    ------    -------    ----------    ----------     --------    -----      -----
Balance,
  January  1, 1995       18,758    $31,952   $ 99,613     $  2,845     $(13,114)     $233,366   $(13,194)  $341,468

Paid-in capital of
 Affiliated Companies         -          -      3,615            -            -             -          -      3,615
Change in market
 value of available-for
 -sale equity securities,
  net of tax                  -          -           -         381            -             -          -        381
Cumulative translation
 adjustment                   -          -           -           -       (7,029)            -          -     (7,029)
Retained earnings
  adjustment  (Note 5)        -          -           -           -            -        (6,390)         -     (6,390)
Net income                    -          -           -           -            -        25,242          -     25,242
                         ------    -------    --------    --------     --------      --------   --------   --------
Balance,
 December 31, 1995       18,758     31,952     103,228       3,226      (20,143)      252,218    (13,194)   357,287

Paid-in capital of
 Affiliated Companies         -          -          54           -            -             -          -         54
Change in market
 value of available-for
 -sale equity securities,
  net of tax                  -          -           -      (1,288)           -             -          -     (1,288)
Cumulative translation
 adjustment                   -          -           -           -       (6,174)            -          -     (6,174)
Purchase of treasury
 stock (Note 5)            (250)         -           -           -            -             -     (4,216)    (4,216)
Net income                    -          -           -           -            -        28,213          -     28,213
                         ------    -------    --------    --------     --------      --------   --------   --------
Balance,
 December 31, 1996       18,508     31,952     103,282       1,938      (26,317)      280,431    (17,410)   373,876

Change in market value of
 available-for-sale equity
 securities, net of tax       -          -           -       5,332            -             -          -      5,332
Cumulative translation
 adjustment                   -          -           -           -      (14,629)            -          -    (14,629)
Purchase of treasury
 stock (Note 5)            (146)         -           -           -            -             -     (2,957)    (2,957)
Net income                    -          -           -           -            -        54,503          -     54,503
                         ------    -------    --------    --------     --------      --------   --------   --------
Balance,
 December 31, 1997       18,362    $31,952    $103,282    $  7,270     $(40,946)     $334,934   $(20,367)  $416,125
                         ------    -------    --------    --------     --------      --------   --------   --------
                         ------    -------    --------    --------     --------      --------   --------   --------


The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                         Years Ended December 31,
                                        --------------------------
                                          1997     1996     1995
                                        --------  -------  -------
Cash Flows From Operating
 Activities:
  Net income                            $ 54,503  $28,213   $25,242
  Adjustments to reconcile
   net income to net cash
   provided by operating
     activities -
     Change in market value of
      trading securities                  (2,008)  (1,506)   (3,217)
     Purchase of trading
      securities                         (18,457) (13,131)  (14,566)
     Purchase of U.S.
      Government obligations                -        -      (25,310)
     Proceeds from sale of
      trading securities                  12,906   17,602    16,435
     Proceeds from sale of U.S.
      Government obligations                -        -       25,807
     Equity in net income
      of Affiliated Companies            (48,538) (23,438)  (23,720)
     Net gain on sales of
      investments in Affiliated
      Companies                           (8,274)  (2,512)   (1,181)
     Net gain on sales of
      trading securities                  (4,635)  (3,661)   (1,285)
     Gain on investment
       in partnerships                    (2,000)    (794)      (31)
     Income of consolidated
       subsidiaries                       (1,120)  (1,124)     (665)
     Loss from discontinued
      operation, net of income
      taxes                                 -        -          380
     Amortization of premiums
      on receivables, net                   -        -           83
     Net gain on issuance
      of shares by Affiliated
      Companies                          (10,360)    (849)   (2,282)
     Dividends from
      Affiliated Companies                24,068   12,459     9,291



The accompanying notes are an integral part of these consolidated financial statements.

                  PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                     (continued)

                                         Years Ended December 31,
                                        ---------------------------
                                          1997     1996      1995
                                        -------   -------   -------

  Change in other assets and
   liabilities                          $ 2,791   $ 2,232   $ 1,653
  Provision for deferred
   income taxes                           7,944    (1,537)   (3,099)
  Write-off of deferred
   charges                                 -         -          246
                                        -------   -------   -------
         Net cash provided by
          operating activities            6,820    11,954     3,781
                                        -------   -------   -------

Cash Flows From Investing
 Activities:

  Collection of U.S.
   Government and State
   obligations                             -        3,015      -
  Purchases of notes
   receivable                            (5,284)   (4,892)  (16,295)
  Collection of capital
   notes and loans
   receivable                               412     1,349       483
  Proceeds from sales of
   equity interests                      30,462     8,687    28,833
  Return of capital                         406      -         -
  Acquisitions of equity
   interests                            (27,955)  (23,556)  (22,835)
                                        -------   -------   -------

         Net cash used in
          investing activities           (1,959)  (15,397)   (9,814)
                                        -------   -------   -------

Cash Flows From Financing
 Activities:

  Purchases of treasury stock            (2,957)   (4,216)     -
                                        -------   -------   -------

         Net cash used in financing
          activities                     (2,957)   (4,216)     -
                                        -------   -------   -------

Net increase (decrease) in cash
 and cash equivalents                     1,904    (7,659)   (6,033)

Cash and cash equivalents,
 beginning of year                        7,044    14,703    20,736
                                        -------   -------   -------

Cash and cash equivalents,
 end of year                            $ 8,948   $ 7,044   $14,703
                                        -------   -------   -------
                                        -------   -------   -------

The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                     (continued)

                                         Years Ended December 31,
                                        ---------------------------
                                          1997     1996      1995
                                        -------   -------   -------

Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the
     year for income taxes              $ 12,231  $ 5,905   $ 8,830












The accompanying notes are an integral part of these consolidated financial statements.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

PEC Israel Economic Corporation and subsidiaries ("PEC" or the "Company") organizes, acquires equity interests in, finances and participates in the management of companies, predominantly companies which are located in the State of Israel or are Israel-related. The Company is a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group". As of December 31, 1997, IDB Development owned approximately 71.9% of the Company's outstanding common stock. For additional information, see Note 9.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

The Company accounts for substantially all of its investments on the equity method. Under the equity method, the Company records its proportionate share of profits and losses and capital transactions based on its percentage of direct and indirect interests in earnings of companies 20% to 50% owned and in companies less than 20% owned in which the Company, together with other corporations in the IDB Group, has the ability to exercise significant influence. These investees are collectively referred to as "Affiliated Companies".

The excess of cost over net assets acquired and the excess of net assets acquired over cost, to the extent not otherwise applied, are amortized primarily over a ten-year period. Gains and losses on issuances of shares by Affiliated Companies are recognized in the accompanying consolidated statements of income.

The Company consolidates its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. General Engineers Limited, a wholly-owned Israeli subsidiary of the Company, sells various types of equipment in Israel, especially power generation equipment. Its assets, liabilities, and results of operations are grouped and presented separately in the accompanying consolidated financial statements.

All investments in which the Company owns less than 20% that are not accounted for on the equity method and are not marketable securities, are accounted for using the cost method.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of shareholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

FOREIGN CURRENCY TRANSLATIONS

Two foreign subsidiaries and several Affiliated Companies prepare their primary financial statements in their local currency, the New Israel Shekel ("NIS"), in accordance with generally accepted accounting principles in Israel, which require financial statements to be adjusted for the effects of inflation in Israel. For purposes of the Company's financial statements, these subsidiaries and Affiliated Companies provide financial information, which is denominated in NIS, prepared in accordance with generally accepted accounting principles in the United States.

Subsidiaries and Affiliated Companies whose functional currency is NIS translate their financial information to the U.S. dollar based on exchange rates at year-end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of shareholders' equity under the caption "Cumulative translation adjustment".
Upon disposition of an investment, the related cumulative translation adjustment balance is recognized in determining income or loss. If the NIS is devalued against the dollar in the future, such cumulative translation adjustments are likely to result in additional reductions of shareholders' equity.

Affiliated Companies whose functional currency is the U.S. dollar translate their assets and liabilities that are denominated in foreign currency using year-end exchange rates, except for property and equipment, inventory and certain investment and equity accounts which are translated using exchange rates prevailing on the dates of acquisition. Revenues and expenses that are denominated in foreign currency are translated primarily at the exchange rates in effect at the time of the relevant transactions and partially at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates are translated on the same basis as the related asset. Translation differences are included in the determination of income for the year.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

PROVISION FOR INCOME TAXES

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management of the Company and its Affiliated Companies to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1997 presentation.

                   PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENTS

Certain information about the Company's investments follows
(in thousands):

                                               December 31,
                             ---------------------------------------------
                                      1997                    1996
                             ---------------------   ---------------------
                             Percentage   Carrying   Percentage   Carrying
                               Owned        Value       Owned       Value
                             ----------   --------   ----------   --------
Affiliated Companies:
Property and Building
     Corporation Ltd.
     (a)(i)                     39%     $ 71,398         38%     $ 65,669
Tambour Ltd.(b)(i)              43        54,922         43        61,322
Super-Sol Ltd.(c)(i)            13        47,501         18        44,300
Scitex Corporation Ltd.
     (d)(i)                      7        34,759          7        34,994
Elron Electronic
     Industries Ltd.
     (f)(i)                     14        33,583         14        32,670
El-Yam Ships Ltd. (f)
     See Note 6(i)              10        29,190         10        26,644
Cellcom Israel Ltd. (e)         13        23,628         13        11,304
Caniel-Israel Can
     Company Ltd.(f)(i)         29        14,295         29        15,768
Klil Industries Ltd.
     (f)(i)                     17        11,346         17        12,205

DIC and PEC Cable TV Ltd.(f)
      See Note 6(e)             49         9,302         49         6,998
Mul-T-Lock Ltd.(f)(i)           15         7,660         17         7,510
Gilat Satellite Networks
     Ltd. (f)(i)                 7         7,497          7         6,361
Renaissance Fund LDC             4         5,217          4         5,225
Gemini Israel Fund L.P.         11         4,346         11         2,971
Tefron Ltd. (f)(g)(i)            7         4,321         13         1,849
Liraz Systems Ltd. (f)(i)       16         3,294         16         3,114
Gilat Communications Ltd.(f)(i) 10         2,590         12         1,094
Maxima Air Separation
     Center Ltd. (f)(i)         12         2,258         12         2,267
Tel-Ad Jerusalem Studios
     Ltd. (f) See Note 6(f)     12         1,810         12         1,564
"Delek" The Israel Fuel
     Corp. Ltd. (f)(i)           -          -             3         7,362
Other  (f)(i)                    -         7,727          -        11,706
                                        --------                 --------
                                        $376,644                 $362,897
                                        --------                 --------

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd
                                           December 31,
                                  ---------------------------
                                    1997               1996
                                  ---------          --------
                                   Carrying          Carrying
                                    Value              Value
                                  ---------          --------
  Investments at cost             $  15,313          $  2,854
  Investments in marketable
   securities                        52,441            25,653
  State obligations and
   Government of Israel Bonds         -                   398
                                  ---------          --------

                                     67,754            28,905
                                  ---------          --------

               Total              $ 444,398          $391,802
                                  ---------          --------
                                  ---------          --------

  Information about certain Affiliated Companies follows:

  (a) Property and Building Corporation Ltd. ("Property and Building") is one of the largest real estate holding and development companies in Israel. Summarized financial information for Property and Building follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996      1995
                                        ------------------------------
      Current assets*                   $  99,005  $ 72,518   $ 42,543
      Total assets                        447,954   399,880    303,980
      Current liabilities                  53,342    55,753     42,543
      Long-term liabilities               156,991   116,292     69,253
      Minority interest                    60,048    56,794     54,097
      Shareholders' equity                175,123   168,376    133,182
      Income                              125,899   111,800     99,283
      Earnings before taxes on
          income                           40,066    40,136     39,106
      Net earnings                         24,535    24,309     19,907

     * Including building
       projects and inventories
       of apartments                       30,091    21,075     8,797

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

          During 1997, the company purchased an additional 1.0% of Property and Building for $3.3 million. For additional information,see Note 9.

     (b) Tambour Ltd. ("Tambour") is Israel's largest paint manufacturer. Summarized financial information for Tambour follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996      1995
                                        ------------------------------
          Current assets                $118,727   $121,471   $121,217
          Total assets                   173,658    184,867    167,019
          Current liabilities             32,966     29,895     21,916
          Long term liabilities            3,264      2,621      1,485
          Minority interest                9,489      9,509      5,509
          Shareholders' equity           127,940    142,840    138,110
          Revenue from sales             179,209    189,028    160,317
          Gross profit                    66,206     65,914     56,427
          Income before taxes
           on income                      20,548     30,843     27,252
          Net income from
           continuing operations          15,073     21,531     19,984
          Net income                      16,756     22,702     20,018

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

     (c) Super-Sol Ltd. ("Super-Sol") operates Israel's largest chain of supermarkets in terms of revenues. Summarized financial information for Super-Sol follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996*     1995
                                        ------------------------------
           Current assets               $ 309,202  $ 234,803  $205,971
           Total assets                   674,510    490,021   392,852
           Current liabilities            218,782    220,715   159,910
           Long-term liabilities          104,646      7,154     6,525
           Shareholders' equity           351,082    248,808   224,023
           Revenues                     1,291,358  1,027,474   834,836
           Earnings before taxes           54,895     57,735    53,602
           Net earnings                    39,172     43,837    36,216

           * Restated

          In October 1997, Super-Sol raised approximately $90 million of capital through the sale of American Depositary Shares representing ordinary shares of Super-Sol in a public offering in the United States in which the Company realized a net gain of $4.4 million. During 1997, the Company sold 1.4% of Super-Sol and realized a net gain of $2.8 million. As a result of the offering and the Company's sales, the Company's ownership interest in Super-Sol was reduced to approximately 13.5%. For additional information, see Note 9.

     (d) Scitex Corporation Ltd. ("Scitex") is a world leader in visual information communication for the digital preprint, digital printing and digital video markets. Summarized financial information for Scitex follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996      1995
                                        ------------------------------
          Current assets                $488,992   $523,587   $703,030
          Total assets                   668,727    704,734    920,831
          Current liabilities            167,711    203,511    224,991
          Long-term liabilities              907        496        424
          Shareholders' equity           500,109    500,727    700,981
          Revenues                       675,677    695,048    728,900
          Gross profit                   262,753    231,101    308,273
          Income (loss) before
            taxes on income                4,823   (180,132)   (46,852)
          Net income (loss)                  582   (178,279)   (34,511)

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

          Scitex recognized net income of $0.6 million for 1997, compared with a net loss of $178.3 million for 1996, of which $110 million was attributable to restructuring and other charges, and a net loss of $34.5 million for 1995, all of which was attributable to special charges.

     (e) Cellcom Israel Ltd. ("Cellcom") operates Israel's second cellular telephone system. Summarized financial information for Cellcom follows (in thousands):

                                            December 31,
                                   ------------------------------
                                       1997       1996      1995
                                   ------------------------------

          Current assets           $ 142,252  $ 93,666   $ 44,993
          Total assets               614,873   419,028    240,783
          Current liabilities        225,286   316,938    133,700
          Long-term liabilities      426,056*  222,033*   188,339*
          Shareholders' deficit      (36,469) (119,947)   (81,256)
          Income from sales and
           services                  612,945   304,072    130,232
          Gross profit               252,847    85,692      3,466
          Profit (loss) before
           taxes on income            57,609   (42,387)   (70,247)
          Net profit (loss)           75,691   (42,387)   (70,247)

          *Includes loans from the Company of approximately $27 million, $25 million and $21 million for 1997, 1996 and 1995, respectively.

          Certain of Cellcom's current and long-term liabilities at December 31, 1997, aggregating $118 million and $202 million, respectively, are secured by pledges of all of Cellcom's assets.

          In October 1997, a Cellcom subscriber filed a motion with the District Court in Jerusalem, Israel that the court approve a lawsuit filed with the motion as a class action on behalf of Cellcom's subscribers under Israel's Consumer Protection Law against Cellcom for damages of approximately $44 million because of Cellcom's alleged misrepresentation of the manner in which it calculates air time charges and the way it rounds off time for telephone calls. Cellcom has denied the plaintiff's allegations and stated that it will vigorously oppose the lawsuit. Relying upon the advice of its legal counsel, Cellcom's management believes that Cellcom has valid defenses to the recognition of the lawsuit as a class action. At this early stage, it is impossible for Cellcom's management and its legal counsel to estimate the effects of the lawsuit on Cellcom if it is recognized as a class action.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

     (f) The following summarized financial information represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided above (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996      1995
                                        ------------------------------

          Current assets                $ 51,140   $ 66,626   $ 56,200
          Total assets                   150,752    168,068    161,733
          Long-term debt                  16,095     16,777     12,937
          Shareholders' equity           114,475    117,723    126,250
          Revenue                         83,021    130,410     93,939
          Net income                      15,833     15,276     11,865

     (g) Significant capital transactions during the three years ended December 31, 1997 that are not otherwise discussed in Note 3 are as follows:

          In September 1997, Tefron Ltd. ("Tefron") raised approximately $53 million of capital through the sale of its ordinary shares in an initial public offering in the United States in which the Company also sold ordinary shares of Tefron. As a result of the sales, the Company realized a gain on issuance of shares by Tefron of approximately $4.9 million and a gain on sales of investments of approximately $4.1 million. As a result of the sales, the Company's ownership interest in Tefron was reduced from 13% to 7.1%.

          In October 1995, Gilat Satellite Network Ltd. ("Gilat Satellite") sold ordinary shares in a secondary public offering in the United States in which the Company also sold ordinary shares of Gilat Satellite. As a result of the sales, the Company realized a gain on issuance of shares by Gilat Satellite of approximately $2.3 million and a gain on sales of investments of approximately $1.1 million. As a result of these sales, the Company's ownership interest in Gilat Satellite was reduced from 10% to 7%.

     (h) The Company's equity in the net income of Affiliated Companies by major lines of business was as follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                            1997       1996      1995
                                        ------------------------------
          Telecommunications and
            technology                  $19,073    $(10,193)  $(4,254)
          Industry                       12,273      14,638    12,284
          Real Estate                     8,972       9,119     6,246
          Retail, shipping and other      8,220       9,874     9,444
                                        -------    --------   -------
                                        $48,538    $ 23,438   $23,720
                                        -------    --------   -------
                                        -------    --------   -------

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

     (i) Certain of the Affiliated Companies are publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The aggregate market values of the shares owned by the Company, based on the closing sale price on the principal market on which such shares are traded, were approximately $451 million and $347 million and their carrying values were approximately $314 million and $300 million at December 31, 1997 and 1996, respectively.

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

     (k) During the second quarter of 1995, General Engineers Limited (i) entered into an agreement with a majority owned subsidiary of Discount Investment for that company to distribute household appliances made by manufacturers represented by General Engineers Limited and (ii) sold its service and repair business for household appliances to an unrelated party. As a result of these transactions, the Company has restated its results of operations for the year ended December 31, 1995 to reflect these discontinued operations of General Engineers Limited.

4.  INCOME TAXES

     The U.S. and Foreign components of income before income taxes are as follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                          1997        1996      1995
                                        -------    -------    -------

     U.S.                               $ 5,491    $ 3,229    $ 5,364
     Foreign                             70,550     29,773     26,540
                                        -------    -------    -------
                                        $76,041    $33,002    $31,904
                                        -------    -------    -------
                                        -------    -------    -------

     Income tax expense is comprised of the following components
     (in thousands):

                                                 December 31,
                                        ------------------------------
                                          1997        1996      1995
                                        -------    -------    -------
      Current:
        U.S.                            $ 9,161    $ 3,790    $ 7,298
        Foreign                           4,433      2,536      2,083
      Deferred                            7,944     (1,537)    (3,099)
                                        -------    -------    -------
                                        $21,538    $ 4,789    $ 6,282
                                        -------    -------    -------
                                        -------    -------    -------

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

     A reconciliation of income tax expense as reflected in the accompanying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):

                                                 December 31,
                                        ------------------------------
                                          1997        1996      1995
                                        -------    -------    -------
     U.S. income taxes at statutory
       rate of 35%                      $26,614    $11,551    $11,166
     Excess of taxes at statutory
          rate over taxes provided
          on equity in net income
          of, and net gain on
       issuance of shares by,
       Affiliated Companies              (5,173)    (6,805)    (4,781)
     Other                                   97         43       (103)

                                        -------    -------    -------
                                        $21,538    $ 4,789    $ 6,282
                                        -------    -------    -------
                                        -------    -------    -------

     Assets (liabilities) for deferred income taxes are as follows:

                                             December 31,
                                        ---------------------
                                            1997       1996
                                        --------   --------
         Foreign tax credit
          carryforwards                 $  6,780   $  7,506
         Valuation allowance              (6,780)    (7,506)
         Gross deferred tax
          liabilities                    (38,451)   (26,428)
                                        --------   --------
         Deferred income taxes          $(38,451)  $(26,428)
                                        --------   --------
                                        --------   --------

     Deferred income taxes of approximately $8.3 million have not been accrued on the Company's temporary differences, totaling approximately $34.6 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control and for which such amounts are currently expected to be permanently reinvested (the "Majority-Owned Affiliated Companies").

     Deferred income taxes relate to temporary differences with respect to the Company's share of undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not the Majority-Owned Affiliated Companies and changes in the market value of marketable securities.

     At December 31, 1997, the Company had approximately $6.8 million of foreign tax credits that expire through 2002. Because the utilization of these foreign tax credits is considered unlikely, the Company has provided a full valuation allowance.

     The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHAREHOLDERS' EQUITY

     In July 1996, the Company announced that it would purchase from time to time up to 500,000 shares of its common stock in the open market at its discretion, taking into account such factors as price and prevailing market conditions. During 1997 and 1996, the Company purchased 146,200 shares and 250,200 shares of its common stock for $3.0 million and $4.2 million, respectively.

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

     EARNINGS PER COMMON SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("FAS 128") which requires the presentation of basic earnings per share and, for all entities with complex capital structures, diluted earnings per share. Certain of the Company's Affiliated Companies have issued equity instruments which may be converted into potential common stock ("PCEs") that, if converted, would have a dilutive effect on the Company's equity in net income of such Affiliated Companies. FAS 128 requires that earnings per common share information for the years ended December 31, 1996 and 1995 be restated to present diluted earnings per common share. Diluted earnings per common share for 1996 and 1995 are $0.02 and $0.01 per share, respectively, less than previously reported earnings per common share. The following is a reconciliation of the net income used in the computation of basic earnings per share to net income assuming conversion of the PCEs (in thousands):

                                        For the Year Ended December 31,
                                        -------------------------------
                                          1997       1996       1995
                                        --------   --------   --------
          Income from
           continuing operations
            -basic                       $54,503    $28,213    $25,622
          Loss from
           discontinued operations          --        --          (380)
                                        --------   --------   --------

          Net income available to common
           shareholders - basic           54,503     28,213     25,242

          Effect of dilutive securities:
           Dilutive effect of PCEs
           issued by certain Affiliated
           Companies                        (563)      (272)      (106)
                                        --------   --------   --------
          Net income available to common
           shareholders-diluted         $ 53,940   $ 27,941   $ 25,136
                                        --------   --------   --------
                                        --------   --------   --------

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY - cont'd

     Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the year which were 18,471,838, 18,714,113, and 18,758,588 for 1997, 1996 and 1995,
     respectively. Weighted average number of common shares used in the computation of basic and diluted earnings per share is not affected by the assumed exercise of the PCEs issued by the Affiliated Companies and is therefore the same for both calculations.

6.   COMMITMENTS AND CONTINGENCIES

     (a) The Company has agreed to contribute up to $9.0 million over a 10 year period ending in 2003 to DEP Technology Holdings Ltd. ("DEP") of which the Company had contributed $6.3 million as of December 31, 1997 through the purchase of capital notes of DEP. In January 1998, the Company contributed approximately $667,000 to DEP through the purchase of additional equity.

     (b) General Engineers Limited has a $2 million credit agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.

     (c) The Company has contracted with IDB Development for it to give certain advisory services to the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During each of 1997, 1996 and 1995, the Company incurred expenses of $130,000 for these services.

     (d) The Company and a wholly-owned subsidiary of Discount Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity or long-term debt invested by such paying party in business opportunities initiated or initially presented by the other party. In 1997, 1996 and 1995, the Company incurred fees of $501,292, $133,750 and $34,610 under this agreement, respectively.

     (e) Tevel Israel International Communications Ltd. ("Tevel"), which is held 48.4% by DIC and PEC Cable TV Ltd., was awarded cable television franchises in Israel in 1988. Under the terms of the franchises, the Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations. The Company has not arranged any financing for Tevel since October 1992 and does not presently anticipate being required to arrange any such financing in the near future.

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

     (g) In connection with the Company's investments in Gemini Israel II Limited Partnership ("Gemini II"), a venture capital limited partnership, the Company may be required to make capital contributions of up to $1.5 million to Gemini II. In 1997, the Company had contributed approximately $300,000 and an additional $150,000 was contributed to Gemini II in March 1998.

     (h) The Company has agreed to contribute up to $4.2 million over a four year period ending in 2001 to Soreq Development Center (S.D.C.) Ltd. ("Soreq"), a developer of non-military commercial applications of nuclear technologies of Israel's Ministry of Defense. As of December 31, 1997, the Company contributed approximately $1.3 million and an additional $200,000 was contributed to Soreq in January 1998.


     (i) El-Yam Financial Holding (Hamigdal) Ltd. ("Hamigdal"), a corporation in which the Company owns a 10.1% interest and accounts for on the equity method, was named among the defendants in an action instituted in the Tel-Aviv District Court in Israel on August 5, 1997 against Discount Investment and 19 other defendants. The defendants also include IDB Holding. The plaintiff in the action alleges, among other things, that IDB Holding and Hamigdal (the owner of approximately 37.1% of IDB Holding), as indirect controlling shareholders of Discount Investment, breached various obligations under law allegedly applying to them, including provisions relating to fiduciary duty and norms of conduct of controlling shareholders, in connection with Discount Investment's sale on August 3, 1997 of all of Discount Investment's shares in Is. H. Ltd. (which is the controlling shareholder of Iscar Ltd.), Blades Technology International Inc. and Blades Technology Ltd. for total consideration valued at approximately $244 million. The plaintiff requested that the action be approved as a class action for all of Discount Investment's shareholders other than IDB Development, and that the court award all of the class members damages from the defendants of at least $142 million or, alternatively, (i) order the defendants other than Discount Investment to pay to Discount Investment damages of at least $471 million or (ii) cancel the sales. Hamigdal, IDB Holding and Discount Investment have each denied the allegations against it and each intends to vigorously defend itself. On March 25, 1998, the Tel Aviv District Court dismissed the plaintiff's motion to have the action approved as a class action. The plaintiff has until the middle of May 1998 to appeal the Court's dismissal. At this time, the Company is unable to determine what effect, if any, the action will have on its financial position and results of operations.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

     (j) Certain directors of IDB Holding and/or its affiliates are also directors of the Company.

     (k) In the ordinary course of the Company's business, the Company has entered into shareholder arrangements with Discount Investment and other shareholders of Affiliated Companies with respect to the voting and transfer of the Company's shares in such Affiliated Companies.

     (l) Lawsuits have been filed against some of the Company's affiliates in the ordinary course of their businesses. Management of these affiliates believe that the results of these lawsuits would not have a material effect on such affiliates' financial statements. Accordingly, management of the Company believes that the results of these lawsuits would not have a material effect on the Company's financial statements.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("FAS 107") DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires entities to disclose information about the estimated fair values of their financial instruments. FAS 107 does not apply to investments accounted for under the equity method (See Notes 2 and 3).

     Cash equivalents and non-marketable investments not accounted for on the equity method are reflected at cost, which approximates their fair values.

     The commitments described in Note 6 are generally for the near term, and, accordingly, their contract value is considered their fair value.

8.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("FAS 130"), which establishes standards for reporting the components of comprehensive income. The Company will adopt FAS 130 in fiscal 1998. The adoption of FAS 130 will affect financial statement disclosure and presentation but will have no impact on the Company's consolidated financial position, results of operations or liquidity.

9.   SUBSEQUENT EVENTS

     In January and February 1998, the Company purchased 2.4% of Property and Building for $7.8 million, increasing its ownership interest in Property and Building to 41.2%.

     In February 1998, the Company purchased an additional 4.1% equity interest in Super-Sol for approximately $29.9 million, increasing the Company's ownership interest in Super-Sol to 17.6%. In connection with such purchase, the Company borrowed $19.9 million from Israel Discount Bank Ltd. pursuant to a $26 million line of credit agreement. The line of credit agreement is unsecured and provides that the outstanding loan balance bears interest at the rate of 0.5% over the one week London Interbank Offered Rate ("LIBOR") per annum and is payable on demand. The line of credit agreement expires on April 30, 1998.

     On March 25, 1998, IDB Develpment purchased an additional 9.45% of the Company's outstanding common stock, increasing its ownership interest in the Company to 81.35%.

                    PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)
    (in thousands, except per share data)

                                              Quarter Ended
                         -----------------------------------------------------
     1997                March 31       June 30      September 30  December 31
     ----                --------       -------      ------------  -----------

 Revenues                $20,002        $19,675        $33,438        $15,515
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Net income              $12,973        $12,526        $22,600        $ 6,404
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Earnings per
   common share-basic    $  0.70        $  0.68        $  1.22        $  0.35
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Earnings per common
     share-diluted       $  0.69        $  0.67        $  1.21        $  0.35
                         -------        -------        -------        -------
                         -------        -------        -------        -------


                                              Quarter Ended
                         -----------------------------------------------------
     1996                March 31       June 30      September 30  December 31
     ----                --------       -------      ------------  -----------

 Revenues                $15,551        $14,281        $ 2,088        $12,615
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Net income              $10,391        $ 8,485        $ 1,032        $ 8,305
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Earnings per
   common share
     - basic             $  0.55        $  0.45        $  0.06        $  0.45
                         -------        -------        -------        -------
                         -------        -------        -------        -------

 Earnings per
  common share
  - diluted              $  0.54        $  0.45        $  0.06        $  0.44
                         -------        -------        -------        -------
                         -------        -------        -------        -------

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

            See Item 13 Below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            See Item 13 Below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1998 Annual Meeting of Shareholders.


                                      III-1

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of PEC Israel Economic Corporation are filed in response to Item 8:

            Report of Independent Public Accountants.

            Consolidated Balance Sheets at December 31, 1997 and 1996.

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

            Notes to Consolidated Financial Statements.

(a)(2)(a) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

            Property and Building Corporation Limited and
            Subsidiaries:

                  Auditors' Report.

                  Balance Sheets as at December 31, 1997 and 1996.

                  Statements of Earnings for the years ended December 31, 1997, 1996 and 1995.

                  Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to the Financial Statements.

(a)(2)(b) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

            Tambour Limited and Subsidiaries:

                  Auditors' Report.

                  Consolidated Balance Sheets as at December 31, 1997 and 1996.

                  Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                  Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Balance Sheets as at December 31, 1997 and 1996.

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to the Financial Statements.

(a)(2)(c) Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

                  For the year ended December 31, 1997:

                  Bayside Land Corporation Ltd. (report appears
                    after the financial statements of Property and Building Corporation Ltd.)
                  Caniel-Israel Can Company Ltd.
                  Elron Electronic Industries Ltd.
                  General Engineers Ltd.
                  Gilat Communications Ltd.
                  Gilat Satellite Networks Ltd.
                  Klil Industries Ltd.
                  Liraz Systems Ltd.
                  Level 8 Systems, Inc.
                  LOGAL Educational Software and Systems Ltd.
                  Mul-T-Lock Ltd.
                  Naveh Building and Development Limited (report
                    appears after the financial statements of Property and Building Corporation Ltd.)
                  PEC Israel Finance Corporation Ltd.
                  Renaissance Fund LDC
                  Scitex Corporation Ltd.

                  Tefron Ltd.
                  Tel-Ad Jerusalem Studios Ltd.

                  For the year ended December 31, 1996:

                  Cellcom Israel Ltd.
                  DIC and PEC Cable TV Ltd.
                  Gemini Capital Fund Management Ltd.
                  Gemini Israel Fund L.P.
                  Ispah Holdings Limited
                  Maxima Air Separation Center Ltd.
                  Property and Building Corporation Ltd.
                  Super-Sol Ltd.
                  Tambour Ltd.

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

10(i)(f).   Amendment to Exhibit 10(i)(e) dated as of December 25, 1996, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

10(i)(g).   Agreement dated July 1, 1995 between IDB Development Corporation
            Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial
            Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10(i)(h).   Voting Agreement dated June 10, 1997 by and among Discount
            Investment Corporation Ltd., the Company and Delek Investments and
            Properties Ltd.

10(i)(i).   Application to Israel Discount Bank Ltd. dated March 4,1998 for the
            Allocation of a Credit Line in Foreign Currency to the Company.

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

27.         Financial Data Schedule

                Reports on Form 8-K:

        (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

----------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

Property and Building Corporation Limited and Subsidiaries
Financial Statements
December 31, 1997

                      Property and Building Corporation Limited and Subsidiaries

Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Contents

                                                                             Page
                                                                             ----
Auditors' Report                                                               2

Balance Sheets                                                                 3

Statements of Earnings                                                         5

Statement of Shareholders' Equity                                              6

Statements of Cash Flows                                                       7

Notes to the Financial Statements                                             10

Annex - Percentage of Holding in Related Companies                            61

Somekh Chaikin

Tel-Aviv, March 11, 1998

Auditors' Report to the Shareholders of
Property and Building Corporation Limited

We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and its consolidated financial statements, as follows:

-        Balance sheets as at December 31, 1997 and 1996.
- Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the three years the last of which ended December 31, 1997.

These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 80% and 72% of the total consolidated assets as at December 31, 1997 and 1996 respectively, and whose revenues constitute 72%, 90% and 86% of the consolidated revenues for the years ended on December 31, 1997, 1996 and 1995 respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements which relates to the net asset value of an affiliate and the Company's equity in its earnings is based on financial statements which were audited by other auditors.

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

In our opinion, based on our audit and on the reports of the abovementioned other auditors, the financial statements referred to above present fairly, in all material respects, in conformity with accounting principles generally accepted in Israel, consistently applied, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1997 and 1996 and the results of their operations, the changes in the shareholders' equity and their cash flows for each of the three years the last of which ended December 31, 1997. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of historical net earnings and shareholders' equity to the extent summarized in Note 35 C to the financial statements.


/s/Somekh Chaikin
-----------------------------------
Certified Public Accountants (Isr.)

Balance Sheets as at December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1997
(in NIS thousands)

                                                  Consolidated             The Company
                                       -----------------------      ------------------
                                Note        1997          1996        1997        1996
                               -----   ---------     ---------      ------      ------
Current Assets
Cash and cash
 equivalents                     2       155,202        58,376       1,504       1,151
Short-term deposits
 and loans                                 1,628        16,861
Marketable securities            3        35,509        34,722         593         625
Trade receivables                4        20,406        42,186
Other receivables
 and debit balances              5        20,314        23,579       5,390       3,754
Apartments and other
 inventories                     6         6,162        18,838       1,325
Building projects
 under construction              7       129,818        81,820       2,634       7,143
                                       ---------     ---------      ------      ------
                                         369,039       276,382      11,446      12,673
                                       ---------     ---------      ------      ------
Land                             8       399,671       418,941       8,719      20,658
                                       ---------     ---------      ------      ------
Long-term loans and
 deposits                        9         3,247         1,332       2,615       1,133
                                       ---------     ---------      ------      ------
Investments                     10
In investee companies                    116,691       135,850     894,189     844,286
                                       ---------     ---------      ------      ------
Fixed Assets                    11
Buildings, land,
 plantations and other                 1,330,092     1,165,980      51,625      50,622
Less/- Accumulated
 depreciation                            312,711       290,978      21,672      20,732
                                       ---------     ---------      ------      ------
                                       1,017,381       875,002      29,953      29,890
                                       ---------     ---------      ------      ------
Deferred Charges
 and Other Assets               12        24,223        14,006         377         405
                                       ---------     ---------      ------      ------
                                       1,930,252     1,721,513     947,299     909,045
                                       ---------     ---------      ------      ------
                                       ---------     ---------      ------      ------

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------



                                                                    Consolidated             The Company
                                                         -----------------------     -------------------
                                                Note          1997          1996        1997        1996
                                                ----     ---------     ---------     -------     -------
Current Liabilities
Advances from purchasers
 of apartments and
 others, net                                      13         4,000        11,842         974      10,115
Short-term credit
 from banks                                       14        25,195        13,108                     373
Current maturities of long -
term liabilities                                            44,138        50,782       2,402       8,944
Suppliers and
 contractors                                      15         9,125        10,217
Creditors and
 credit balances                                  16        71,032        77,778      31,749      46,803
Deferred taxes                                    17         2,161        14,880          45
Proposed dividend                                           23,107        17,427      17,000      12,304
                                                         ---------     ---------     -------     -------
                                                           178,758       196,034      52,170      78,539
                                                         ---------     ---------     -------     -------
Long-term Liabilities

Convertible debentures                            18       228,549        52,433
Debentures                                        18        35,897        40,617
Liabilities to banks and
 provident funds                                  18       205,936       225,577                     372
Other long term liabilities                       18        58,553        63,618       8,100
Deferred taxes                                    17        19,743        17,487       1,191          28
Liability for employee
 severance benefits, net                          19         2,362         2,388                       1
                                                         ---------     ---------     -------     -------
                                                           551,040       402,120       9,291         401
                                                         ---------     ---------     -------     -------
Minority interest                                          304,648       283,286
                                                         ---------     ---------     -------     -------
Receipt on account of
 option warrants in
 a subsidiary                                                9,968         9,968
                                                         ---------     ---------     -------     -------
Shareholders' Equity                                       885,838       830,105     885,838     830,105
                                                         ---------     ---------     -------     -------
Contingent Liabilities
 and Commitments                                  20

                                                         1,930,252     1,721,513     947,299     909,045
                                                         ---------     ---------     -------     -------
                                                         ---------     ---------     -------     -------

/s/Dov Tadmor
----------------------------------
Dov Tadmor - Chairman of the Board

/s/Abraham Attias
----------------------------------
Abraham Attias - Managing Director

March 11, 1998

                      Property and Building Corporation Limited and Subsidiaries

Statements of Earnings for the Year Ended December 31
-------------------------------------------------------------------------------

In terms of shekels of  December 1997
(in NIS thousands)

                                                                                Consolidated                         The Company
                                                             -------------------------------     --------------------------------
                                                     Note       1997        1996        1995        1997        1996         1995
                                                     ----    -------     -------     -------     -------      ------       ------
Income
Rentals and warehousing                                      137,293     128,834     117,891       7,844       7,667        7,672
From construction and other sources                   21     268,966     230,070     235,542      53,163        --           --
The Company's equity in the
 net earnings of investee companies                   22       6,550      12,693      12,913      60,168      63,620       60,441
Gain on sale of investments and fixed assets          23      10,113       2,842       6,648         603          74          116
Income from securities, financing and others          24      11,781       6,922       8,046       2,049       2,482        2,332
                                                             -------     -------     -------     -------      ------       ------
                                                             434,703     381,361     381,040     123,827      73,843       70,561
                                                             -------     -------     -------     -------      ------       ------
Costs and Expenses
Construction and other costs                          25     195,743     161,615     174,872      38,428        --           --
Administrative and general                            26      32,065      31,099      30,205       7,207       6,834        6,664
Selling and marketing                                 27       4,995       3,817       3,364         877        --           --
Property maintenance (excluding depreciation)                 11,266      10,537      10,451         780         813          808
Depreciation and amortization                                 22,513      19,861      18,056         967       1,262        1,244
Property taxes on land                                28       8,700       7,585       5,990         850         966          500
Financing                                             29      24,074      16,480       5,076       1,083       3,123        2,834
                                                             -------     -------     -------     -------      ------       ------
                                                             299,356     250,994     248,014      50,192      12,998       12,050
                                                             -------     -------     -------     -------      ------       ------
Earnings before taxes on income                              135,347     130,367     133,026      73,635      60,845       58,511

Taxes on income                                       30      43,532      42,640      46,693       6,040        (927)        (975)
                                                             -------     -------     -------     -------      ------       ------
Earnings after taxation                                       91,815      87,727      86,333      67,595      61,772       59,486
                                                             -------     -------     -------     -------      ------       ------
Less/- Minority interest in earnings                          24,220      25,955      26,847        --          --           --
                                                             -------     -------     -------     -------      ------       ------
Net earnings for the year                                     67,595      61,772      59,486      67,595      61,772       59,486
                                                             -------     -------     -------     -------      ------       ------
                                                             -------     -------     -------     -------      ------       ------
Earnings Per Share
Net earnings per share of a par value
 of NIS 1.00 (in NIS)                                          16.40       15.87       16.29       16.40       15.87        16.29
                                                             -------     -------     -------     -------      ------       ------
                                                             -------     -------     -------     -------      ------       ------

The notes and the annex are an integral part of the financial statements.

                              Property and Building Corporation and Subsidiaries

Statements of Shareholders' Equity
-------------------------------------------------------------------------------

In terms of shekels of December 1997
(in NIS thousands)

                                     Share      Capital     Premium   Capitalized
                                   capital      surplus   on shares    surplus in    Retained
                                                                     subsidiaries    earnings       Total
                                   -------     --------   ---------  ------------    --------    --------
Balance as at January 1, 1995      177,805     *143,373                  13,490      303,978      638,646

Net earnings for the year                                                             59,486       59,486

Capital surplus from
 private placement of
 shares of a subsidiary                                                  12,464                    12,464

Inflationary erosion of
 dividend declared in the
 previous year                                                                            89           89

Proposed dividend, net - 240%                                                        (10,057)     (10,057)
                                   -------     --------   ---------  ------------    --------    --------
Balance as at December 31,
 1995                                7,805      143,373                  25,954      353,496      700,628

Net earnings for the year                                                             61,772       61,772

Issue of shares                        616                  78,800                                 79,416

Inflationary erosion of
 dividend declared in the
 previous year                                                                           593          593

Proposed dividend - 280%                                                             (12,304)     (12,304)
                                   -------     --------   ---------  ------------    --------    --------
Balance as at December 31,
 1996                              178,421      143,373     78,800       25,954      403,557      830,105

Net earnings for the year                                                             67,595       67,595

Issue of shares                         27                   4,098                                  4,125

Tax benefit in respect of the
 exercise of share purchase
 options by employees                               613                                               613

Inflationary erosion of dividend
 declared in the previous year                                                           400          400


Proposed dividend - 412%                                                             (17,000)     (17,000)
                                   -------     --------   ---------  ------------    --------    --------
Balance as at December 31,
 1997                              178,448      143,986     82,898       25,954      454,552      885,838
                                   -------     --------   ---------  ------------    --------    --------
                                   -------     --------   ---------  ------------    --------    --------


*  Capital surplus created until 31.12.91

                      Property and Building Corporation Limited and Subsidiaries

Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1997
(in NIS thousands)

                                                                                     Consolidated                      The Company
                                                                ---------------------------------     ----------------------------
                                                                    1997         1996        1995       1997       1996       1995
                                                                --------     --------    --------     ------    -------     ------
Cash flows generated by operating activities

Net earnings                                                      67,595       61,772      59,486     67,595     61,772     59,486
Adjustments to reconcile net earnings to
 net cash flows generated by operating activities (Annex):        43,258       57,918      25,211    (96,502)   (25,110)   (61,143)
                                                                --------     --------    --------     ------    -------     ------
Net cash inflow (outflow) generated by operating activities      110,853      119,690      84,697    (28,907)    36,662     (1,657)
                                                                --------     --------    --------     ------    -------     ------
Cash flows generating by investing activities

Proceeds from realization of investment
 in investee companies                                            27,435         --          --         --         --         --
Investments in investee companies                                 (2,705)     (37,164)     (4,177)    (4,387)   (93,857)      (169)
Dividend received from investee companies                          7,858        8,149       9,338     16,794     12,761     11,172
Purchase of marketable securities                                (38,902)    (602,871)    (39,138)       (34)       (10)      (186)
Proceeds from sale of marketable securities                       41,303      608,465     104,649         91        120        185
Acquisition and development of land                              (35,857)    (121,809)   (129,439)    (2,484)    (4,907)    (6,921)
Purchase and construction of fixed assets                       (150,787)    (125,904)   (120,391)    (1,003)      (155)    (3,023)
Collections of credit relating to sale of real estate              1,537        1,714         684       --         --         --
Proceeds from sale of fixed assets and real estate                 1,088        2,024       8,278       --           31       --
Repayment of long-term deposits and loans                          1,840          728       1,498       --         --           58
Repayment (Granting) of short-term deposits                       15,233      (16,504)       --         --         --         --
Granting of long-term loans                                       (2,895)        --          --       (2,125)    (1,133)      --
Granting of loans to subsidiaries                                   --           --          --         --         --         (889)
Repayment of loans to subsidiaries                                  --           --          --       10,735        789        894
                                                                --------     --------    --------     ------    -------     ------
Net cash inflow (outflow) generated by investing activities     (134,853)    (283,172)   (168,698)    17,587    (86,361)     1,121
                                                                --------     --------    --------     ------    -------     ------

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------


In terms of shekels of December 1997
(in NIS thousands)

                                                                                   Consolidated                      The Company
                                                                -------------------------------     ----------------------------
                                                                   1997        1996        1995       1997       1996      1995
                                                                -------     -------     -------     ------     ------     -----
Cash flows generated by financing activities

Dividend paid
- by the parent company                                         (11,904)     (9,464)     (7,622)    (11,904)    (9,464)   (7,622)
- to outside shareholders of subsidiary companies                (4,957)     (4,525)     (3,843)       --         --        --
Payment of debentures                                            (8,945)    (13,230)    (12,831)       --         --        --
Payment of long term loans                                      (62,359)     (3,215)    (15,588)       (373)      (295)     (297)
Receipt of long-term loans                                       31,056     136,478     119,416        --         --        --
Receipt of long-term loan from subsidiary                          --          --          --         1,427    (20,086)    8,549
Receipt of credit from subsidiary company                          --          --          --        18,771       --        --
Receipt (repayment) of short-term bank credit                    12,087     (15,604)     19,703        (373)       373      --
Payments to outside shareholders of subsidiary                      (73)       (456)     (2,711)       --         --        --
Repayments of credit in respect of real estate acquisition      (13,359)    (33,637)    (19,984)       --         --        --
Securities issue by a subsidiary                                175,155      64,021        --          --         --        --
Share issue by the Company                                        4,125      79,416        --          --       79,416      --
                                                                -------     -------     -------      ------     ------     -----
Net cash inflow generated by financing activities               120,826     199,784      76,540      11,673     49,944       630
                                                                -------     -------     -------      ------     ------     -----
Net increase (decrease) in cash and cash equivalents             96,826      36,302      (7,461)        353        245        94
Cash and cash equivalents at beginning of year                   58,376      22,074      29,535       1,151        906       812
                                                                -------     -------     -------      ------     ------     -----
Cash and cash equivalents at end of year                        155,202      58,376      22,074       1,504      1,151       906

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1997
(in NIS thousands)

                                                                      Consolidated                             The Company
                                                  --------------------------------      ----------------------------------
                                                    1997         1996         1995         1997         1996         1995
                                                  ------       ------       ------      -------      -------      -------
Annex

Adjustments to reconcile net earnings to net cash generated by operating activities:

Cash flows not involving cash flows:

The Company's equity in the net
 earnings of investee companies                   (6,550)     (12,693)     (12,913)     (60,168)     (63,620)     (60,441)
Outside shareholders' interest in earnings        24,220       25,955       26,847         --           --           --
Depreciation and amortization                     23,189       20,418       18,634          967        1,262        1,244
Net changes in deferred taxes                    (17,691)       4,145       (2,328)       1,538       (1,651)      (1,395)
Increase (decrease) in liability for
 employee severance benefits                         (26)         (85)         361           (1)           1         --
Decrease (increase) in value of securities        (3,188)      (4,984)        (425)         (25)         (24)          36
Income from realization of investments
 in investee companies and issue of capital      (10,153)         (53)         (62)        (603)         (53)         (62)
Capital losses (gains) on sale of fixed
 assets and real estate                               40       (2,789)      (6,586)        --            (21)         (54)
Inflationary erosion of long-term
 deposits and loans, net                           5,921        1,695          (23)         411          113          (80)
Amortization of debenture discount                 1,058          832         --           --           --           --

Changes in current assets and liabilities:
Trade receivables                                 21,779      (15,078)      (4,986)        --          1,419         (247)
Trade and other receivables                        2,186       18,607      (24,980)      (1,240)       6,783        3,081
Construction costs, net                             (437)      20,302        9,167       (4,169)        --           --
suppliers and subcontractors                      (1,092)       2,808        5,172         --           --           --
Other payables                                     4,002       (1,162)      17,333      (33,212)      30,680       (3,225)
                                                  ------       ------       ------      -------      -------      -------
Total adjustments                                 43,258       57,918       25,211      (96,502)     (25,110)     (61,143)
                                                  ------       ------       ------      -------      -------      -------
                                                  ------       ------       ------      -------      -------      -------
Significant non-cash transactions:
Purchase of fixed assets on credit                   302       10,536       69,323
                                                  ------       ------       ------
Purchase of real estate on credit                                            2,965
                                                                            ------
Sale of fixed assets on credit                                 (1,537)     (1,714)
                                                               ------       ------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------



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

                  i.       Group - The Company and her subsidiaries

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

         4. Comparative figures have also been adjusted to the shekel of December 1997.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                           Deferred taxes - see Note D.11. below.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                  f. Losses for tax purposes which are expected to be realized.

                  g. Advance rental payments which are liable to tax upon receipt and other timing differences.

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

                  b.       Income from construction work -
                           Income from construction transactions is recognized according to the "completed contract" method, that is when the construction work has been completed and the major part of the constructed units has been sold where all the constructed units have been sold before they have been completed, income is recognized according to the "percentage of completion method".

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                  Data concerning consumer price index and foreign currency rates:

                                                                                                        % of change
                                                                            ---------------------------------------
                             December 31     December 31     December 31    December 31   December 31   December 31
                                    1997            1996            1995           1997          1996          1995
                             -----------     -----------     -----------    -----------   -----------   -----------
Consumer price
 index, in points              153.1            143.1            129.4          7.0          10.6          8.1

Consumer price
 index, (latest
 known index)
 in points                     153.6            142.0            127.9          8.2          11.0          7.8

Exchange
 rate of the
 U.S. dollar,
 in NIS                        3.536            3.251            3.135          8.8           3.7          3.9


         15.      Earnings per share

                  Earnings per share were calculated in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the par value of the issued and paid up share capital outstanding during the year as stated in Note 34D.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 2 - Cash and Cash Equivalents

                                                      Consolidated                   The Company
                                       ---------------------------    --------------------------
                                       December 31     December 31    December 31    December 31
                                              1997            1996           1997           1996
                                       -----------     -----------    -----------    -----------
Short-term deposits with banks             154,912          56,865          1,499          1,150
Cash at bank                                   290           1,511              5              1
                                           -------          ------          -----          -----
                                           155,202          58,376          1,504          1,151
                                           -------          ------          -----          -----
                                           -------          ------          -----          -----




Note 3 - Marketable Securities

                                              Consolidated                  The Company
                                ---------------------------    ------------------------
                                December 31     December 31    December 31  December 31
                                       1997            1996          1997         1996
                               -----------     -----------    -----------  -----------
Government loans                    20,273          22,895             --           --
Mutual fund certificates            10,140           8,429             --           --
Debentures issued by a
 subsidiary*                          --              --              593          625
Other debentures                       741           2,664             --           --
Shares                               1,492             503             --           --
Convertible securities               2,863             231             --           --
                                    ------          ------            ---          ---
                                    35,509          34,722            593          625
                                    ------          ------            ---          ---
                                    ------          ------            ---          ---


* See Note 20 C (1)

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 4 - Trade Receivables

         A.       Composed of:

                                                                  Consolidated
                                                   ---------------------------
                                                   December 31     December 31
                                                          1997            1996
                                                   -----------     -----------
Purchasers of apartments and shops                       4,399          30,584
With respect to rentals and warehousing*                10,346           7,074
With respect to air conditioning and other*              3,772           2,175
Notes receivable                                         1,889           2,353
                                                        ------          ------
                                                        20,406          42,186
                                                        ------          ------
                                                        ------          ------
* After deduction of allowance for
         doubtful debts                                  1,034             899
                                                        ------          ------
                                                        ------          ------

         B. Purchasers of apartments are linked mainly to the construction inputs index.

Note 5 - Other Receivables and Debit Balances

                                                      Consolidated                   The Company
                                       ---------------------------    --------------------------
                                       December 31     December 31    December 31    December 31
                                              1997            1996           1997           1996
                                       -----------     -----------    -----------    -----------
Accrued income                               5,972           7,752            216            117
Purchasers of land*                             --           1,503             --             --
Deferred taxes                               5,098           5,180          3,115          3,445
Deposits and prepaid expenses                  948             704              8              8
Advances to Tax Authorities
 less provisions                             2,796           3,899             --             --
Current maturities of long-term
 loans to employees and
 deposits                                    1,227           2,162            726             13
Other debtors                                3,352           2,279          1,325            171
Israel Treasury - value
 added tax                                     921             265             --             --
                                            ------          ------          -----          -----
                                            20,314          23,744          5,390          3,754
                                            ------          ------          -----          -----
                                            ------          ------          -----          -----

* Balance linked mainly to U.S. dollar.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 6 - Apartments and Other Inventories

                                                       Consolidated    The Company
                                          -------------------------    -----------
                                         December 31    December 31    December 31
                                                1997           1996           1997
                                         -----------   ------------    -----------
Apartments in completed building               5,319         17,741          1,325
Air-conditioning equipment and
 other                                           843          1,097           --
                                         -----------   ------------    -----------
                                               6,162         18,838          1,325
                                         -----------   ------------    -----------
                                         -----------   ------------    -----------




Note 7 - Building Projects Under Construction

                                                   Consolidated                     The Company
                                   ----------------------------     ---------------------------
                                   December 31      December 31     December 31     December 31
                                          1997             1996            1997            1996
                                   -----------      -----------     -----------     -----------
Land                                    79,203           73,432           2,897          4,666
Construction work                      141,534          105,944           3,067          3,081
                                   -----------      -----------     -----------     -----------
Land and construction works            220,737          179,376           5,964          7,747
Less - Advances from
 apartment purchasers                   90,919           97,556           3,330            604
                                   -----------      -----------     -----------     -----------
                                       129,818           81,820           2,634          7,143
                                   -----------      -----------     -----------     -----------
                                   -----------      -----------     -----------     -----------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 8 - Land

         A.   Composed of:

                                              Consolidated                      The Company
                               ---------------------------      ---------------------------
                               December 31     December 31      December 31     December 31
                                      1997            1996             1997            1996
                               -----------     -----------      -----------     -----------
Freehold land *                    185,627         229,510            8,719          20,658
Leasehold land                     203,753         179,360
Stores in completed
 buildings and other
 installations                       5,385           5,385
Parking lot and sports
 center                              3,201           3,165
Expenses relating to
 future stages of
 construction                        1,705           1,521
                               -----------     -----------      -----------     -----------
                                   399,671         418,941            8,719          20,658
                               -----------     -----------      -----------     -----------
                               -----------     -----------      -----------     -----------




         * Including NIS 2.1 million in rights to land which have not yet been registered in the name of the subsidiary (the subsidiary did register a caveat).

              The land ownership rights in the area in which the land is located are in the process of being formalized. Once the process is completed the rights will be registered in the name of the Company.

         B. In the opinion of Management the value of land exceeds the value stated in the balance sheet.

         C.   Leasehold rights in land:

                               The lease            Cost
                              expires in
                              ----------        --------
Capitalized leasehold              2,048         202,881
Uncapitalized leasehold            2,040             872*
                                                --------
                                                 203,753
                                                --------
                                                --------


              * The land has not as yet been registered in the name of the Company at the Land Registry Office.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Deposits

         A.   Composition:

         (1)  In the consolidated balance sheet:

                                                                                                             December 31
                                                                                       December 31, 1997            1996
                                                      --------------------------------------------------     -----------
                                      Interest             Total            Current              Balance         Balance
                                          rate                           maturities
                                    ----------         ---------         ----------          -----------     -----------
                                             %
                                    ----------
         Loans to
          employees for
          issue of stock and
          realizing                          2             4,425              1,209                3,216           1,298
          options(c)
         Deposits with
          banks -
         For the granting
          of loans to
          apartment
          purchasers                         4                49                 18                   31              34
                                                       ---------         ----------          -----------     -----------

                                                           4,474              1,227                2,447           1,332
                                                       ---------         ----------          -----------     -----------
                                                       ---------         ----------          -----------     -----------
         (2)  In the company balance sheet:

         Loans to
          employees for
          issue of stock and
          realizing options                  2             3,341                726                2,615           1,133
                                                       ---------         ----------          -----------     -----------
                                                       ---------         ----------          -----------     -----------

         B. The deposits and the loans are linked to the consumer price index.

         C. Employee loans are secured by liens on severance pay funds and insurance policies.

         D. Classification of long-term deposits and loans by years of maturity:

                                                                       Consolidated                          The Company
                                                     ------------------------------        -----------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     -----------        -----------        -----------       -----------
         Within 12 months - current
          maturities                                       1,227              2,162                726                13
                                                     -----------        -----------        -----------       -----------
                                                     -----------        -----------        -----------       -----------
         During second year                                1,070                 34                726

         During third year                                 1,014                                   726

         No date of redemption but no
          later than 2001                                  1,163              1,298              1,163             1,133
                                                     -----------        -----------        -----------       -----------

                                                           3,247              1,332              2,615             1,133
                                                     -----------        -----------        -----------       -----------
                                                     -----------        -----------        -----------       -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 10 - Investments in Investee Companies

         A.   Consolidated balance sheet

                                                                                           December 31       December 31
                                                                                                  1997              1996
                                                                                           -----------       -----------
                                                                                                 Total             Total
                                                                                           -----------        -----------




         1.   Composition:

         Affiliated companies

         Shares at cost, include -
          Adjusted net asset value at the date of
          acquisition (a)                                                                       93,582          *101,210

          Initial difference, net                                                                3,211            *8,411
                                                                                           -----------       -----------

                                                                                                96,793           109,621

         Add -
         The Company's share in the net post-
          acquisition profits                                                                   19,965            26,976

         Total amounts of the initial difference
          amortized                                                                             (1,796)           (1,144)
                                                                                           -----------       -----------

         Book value of shares (b)                                                              114,962           135,453
                                                                                           -----------       -----------
                                                                                           -----------       -----------
         Payment in respect of initial difference                                                1,332
          of subsidiary company (c)

         Other company                                                                             397               397
                                                                                           -----------       -----------
                                                                                           -----------       -----------
                                                                                               116,691           135,850
                                                                                           -----------       -----------
                                                                                           -----------       -----------

         *    Reclassified


         (a) The investment is presented net of dividends distributed by an affiliated company out of pre-acquisition earnings, amounting to NIS 4,839 thousand.

         (b) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 79,599 thousand (December 31, 1996 -
              NIS 98,167 thousand). The market value of these shares at balance sheet date is NIS 103,445 thousand (December 31, 1996 - NIS 116,683 thousand).

         (c) Payment on account of options in the subsidiary company (i.e. payment in respect of initial difference) amounted to NIS 1,332 thousand. The market value of the options as at December 31, 1997 is NIS 510 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

         A.    Consolidated balance sheet (cont'd)

         2. The following are details pertaining to proportionally consolidated subsidiaries which were included in the consolidated financial statements of the company as at December 31, 1997 and 1996:

                                                                                           December 31       December 31
                                                                                                  1997              1996
                                                                                           -----------       -----------
         (a)  Balance sheet data

         Assets:
         Current assets                                                                            395             1,390
         Fixed assets                                                                           54,881            64,510
                                                                                           -----------       -----------

                                                                                                55,276            65,900
                                                                                           -----------       -----------
                                                                                           -----------       -----------
         Liabilities and shareholders' equity:
         Current liabilities                                                                     3,996             1,791
         Long-term liabilities                                                                  39,176            48,416
         Shareholders' equity                                                                   12,104            15,693
                                                                                           -----------       -----------
                                                                                                55,276            65,900
                                                                                           -----------       -----------
                                                                                           -----------       -----------


         (b)  Statements of earnings

                                                                                           December 31       December 31
                                                                                                  1997              1996
                                                                                           -----------       -----------
         Income                                                                                  3,537             4,699
                                                                                           -----------       -----------

         Costs and expenses:

         Property maintenance                                                                      444               382

         Administrative and general                                                                485               546

         Financing, net                                                                              -               730

         Depreciation                                                                              826             1,369
                                                                                           -----------       -----------

                                                                                                 1,755             3,027
                                                                                           -----------       -----------

         Earnings before taxes                                                                   1,782             1,672

         Taxes on income                                                                           626               606
                                                                                           -----------       -----------

                                                                                                 1,156             1,066
                                                                                           -----------       -----------
                                                                                           -----------       -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 10 - Investments in Investee and Other Companies (cont'd)



         B.   Company balance sheet



                                                    Subsidiaries         Affiliated        December 31       December 31
                                                                          companies               1997              1996
                                                     ------------        ----------        -----------       -----------
                                                                                                 Total             Total
                                                                                           -----------       -----------


         Shares at cost, include -
         Adjusted net asset value at the
          date of acquisition                            315,549              9,850            325,399           307,878

         Initial difference, net                           6,697              7,390             14,087            14,586
                                                    ------------         ----------        -----------       -----------
                                                         322,246             17,240            339,486           322,464
         Add -

         The Company's share in the net
          post-acquisition profits                       554,764              1,619            556,383           511,281

         Total amounts of the initial
          difference amortized                              (877)            (1,200)            (2,077)             (952)
                                                    ------------         ----------        -----------       -----------

         Book value of shares (1)                        876,133             17,659            893,792           832,793

         Loan (3)                                                                                                 11,096

         Other company                                       397                                   397               397
                                                    ------------         ----------        -----------       -----------

                                                         876,530             17,659            894,189           844,286
                                                    ------------         ----------        -----------       -----------
                                                    ------------         ----------        -----------       -----------




         (1) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 776,284 thousand (December 31, 1996 - NIS 777,196 thousand). The market value of these shares at balance sheet date is NIS 1,034,750 thousand (December 31, 1996 - NIS 838,445 thousand).

         (2) Payment on account of options in the subsidiary company (i.e. payment in respect of initial difference) amounted to NIS 1,332 thousand. The market value of the options as at December 31, 1997 is NIS 510 thousand.

         (3) 1996 - The loan to an investee company is linked to the consumer price index, bear annual interest rates of 7%.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 11 - Fixed Assets

      A.  Consolidated balance sheet:


                                      Commercial          Land     Buildings  Plantations   Vehicles    Machinery      Other
                                       buildings      intended         under          and                     and     assets
                                      leased out       for the  construction   irrigation               equipment
                                      and office  construction                    network
                                        premises  of buildings
                                                       thereon
                                             (1)     (1)(2)(3)                        (4)
                                      ----------  ------------  -----------   -----------  ----------   ---------     ------
  Cost

         Balance at beginning
          of year                       774,362       234,557       129,138        8,140      4,982        7,153      9,099

         Additions                       34,901        18,351       107,466            -      1,555           92      1,350

         Transfers                      107,302        (9,257)      (97,665)        (380)

         Disposals                                                                             (939)                   (115)
                                        -------       -------       -------        -----      -----        -----     ------

         Balance at end of year         916,565       243,651       138,939        7,760      5,598        7,245     10,334
                                        -------       -------       -------        -----      -----        -----     ------

         Accumulated depreciation

         Balance at beginning
          of year                       271,142                                    6,841      2,260        6,219      5,967

         Additions                       19,131                                        1        739          309        773

         Disposals                                                                             (564)                   (107)
                                        -------       -------       -------        -----      -----        -----     ------

         Balance at end of year         290,273                                    6,842      2,435        6,528      6,633
                                        -------       -------       -------        -----      -----        -----     ------

         Depreciated cost
          as at December 31, 1997       626,292       243,651       138,939          918      3,163          717      3,701
                                        -------       -------       -------        -----      -----        -----     ------
                                        -------       -------       -------        -----      -----        -----     ------

         Depreciated cost
          as at December 31, 1996       503,220       248,787       114,908        1,299      2,722          934      3,132
                                        -------       -------       -------        -----      -----        -----     ------
                                        -------       -------       -------        -----      -----        -----     ------





                                              Total        Total




                                        December 31  December 31
                                               1997         1996
                                        -----------  -----------
  Cost

         Balance at beginning
          of year                        1,167,431    1,031,348

         Additions                         163,715      136,440

         Transfers

         Disposals                          (1,054)      (1,808)
                                         ---------    ---------

         Balance at end of year          1,330,092    1,165,980
                                         ---------    ---------

         Accumulated depreciation

         Balance at beginning
          of year                          292,429      273,445

         Additions                          20,953       18,728

         Disposals                            (671)      (1,195)
                                         ---------    ---------

         Balance at end of year            312,711      290,978
                                         ---------    ---------

         Depreciated cost
          as at December 31, 1997        1,017,381
                                         ---------
                                         ---------
         Depreciated cost
          as at December 31, 1996                       875,002
                                                       --------
                                                       --------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 11 - Fixed Assets (cont'd)

         A.       Consolidated balance sheet: (cont'd)

         (1) Including rights in land aggregating NIS 369,502 thousand. The land is, for the most part, registered in the names of the Company and the subsidiaries. Part of the land, of an adjusted cost of NIS 189,307 thousand, is freehold land of the Company and the subsidiaries. Another part, of an adjusted cost of NIS 180,195 thousand, is leasehold land, leased by subsidiaries (of which NIS 5,222 noncapitalized lease). The lease is for various periods up to 2042, with the option for extension for another 49 years. Part of the land has not yet been registered in the names of the companies, mainly because the land ownership rights have not yet been formalized in certain areas where some of the property is located.

         (2) Including land amounting to NIS 2,177 thousands in respect of which the Residential Building Commission approved a plan to rezone the land from agricultural land to land for residential and commercial purposes.

         (3)      Including land amounting to NIS 14,261 thousands

         (4) The plantations are on land area totalling 334 dunams (freehold land - 97 dunams, leasehold land - 237 dunams, leased until the year 2062 and thereafter).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 11 - Fixed Assets (cont'd)

B.    Company balance sheet


                                     Building      Buildings       Vehicles          Other          Total           Total
                                   Leased out          under                        assets
                                   and office   construction
                                     premises
                                                                                              December 31     December 31
                                          (1)            (2)                                         1997            1996
                                   ----------   ------------      ---------         ------    -----------     -----------
Cost

Balance at beginning of year          34,773         14,230            775            844         50,622          50,688

Additions                                903             31                            69          1,003             156

Disposals                                                                                                           (222)
                                      ------         ------        -------          -----         ------          ------

Balance at end of year                35,676         14,261            775            913         51,625          50,622
                                     -------        -------        -------          -----         ------          ------
                                     -------        -------        -------          -----         ------          ------


Accumulated depreciation

Balance at beginning of year          20,068                           423            241         20,732          19,707

Additions                                748                           100             92            940           1,235

Disposals                                                                                                           (210)
                                     -------        -------        -------          -----         ------          ------


Balance at end of year                20,816                           523            333         21,672          20,732
                                     -------        -------        -------          -----         ------          ------

Depreciated cost as at
 December 31, 1997                    14,860         14,261            252            580         29,953
                                     -------        -------        -------          -----         ------
                                     -------        -------        -------          -----         ------

Depreciated cost as at
 December 31, 1996                    14,705         14,230            352            603                         29,890
                                      ------         ------         ------          -----                        -------
                                      ------         ------         ------          -----                        -------


(1) Includes rights in land amounting to NIS 8,391.

(2) Land on which an office building is being constructed in a combination transaction.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 11 - Fixed Assets (cont'd)

         C.       Rates of depreciation


                                                                                                                     %
                                                                                                                   ----


         Buildings                                                                                                  2-4
         Plantations and irrigation plants                                                                        15-20
         Vehicles                                                                                                    15
         Machinery and equipment                                                                                  10-20
         Other assets                                                                                              6-33



Note 12 - Deferred Charges and Other Assets

                                                            Cost        Accumulated
                                                                       amortization                       Amortized cost
                                                    ------------       ------------       ------------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1997               1997              1996
                                                    ------------       ------------       ------------    --------------
         A.       Consolidated

         Deferred charges -
         Capital raising expenses                        17,877              7,405             10,472             6,116

         Taxes in connection with
          unrealized profits from
          real estate transactions                        2,734              1,228              1,506             2,374
                                                    ------------       ------------       ------------    --------------

         Deferred charges                                20,611              8,633             11,978             8,490
                                                    ------------       ------------       ------------    --------------

         Other assets - initial difference                5,782                868              4,914             5,496

         Deferred taxes for timing
          differences                                                                           7,331                20
                                                    ------------       ------------       ------------    --------------

                                                          5,782                868             12,245             5,516
                                                    ------------       ------------       ------------    --------------
                                                    ------------       ------------       ------------    --------------

                                                         26,393              9,501             24,223            14,006
                                                    ------------       ------------       ------------    --------------
                                                    ------------       ------------       ------------    --------------
         B.       The Company

         Deferred charges -
         Taxes in connection with
          unrealized profits from
          real estate transactions                          676                299                377               405
                                                    ------------       ------------       ------------    --------------
                                                    ------------       ------------       ------------    --------------

                                       29

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 13 - Advances from Purchasers of Apartments and Others, Net

                                                                       Consolidated                          The Company
                                                    --------------------------------       ------------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     ------------       ------------       ------------    --------------
         Advances                                        39,865             31,062              9,018            28,434
                                                    ------------       ------------       ------------    --------------

         Less - land                                     13,200              2,225              2,897             2,226

                construction work                        22,665             16,995              5,147            16,093
                                                    ------------       ------------       ------------    --------------

                                                         35,865             19,220              8,044            18,319
                                                    ------------       ------------       ------------    --------------

                                                          4,000             11,842                974            10,115
                                                    ------------       ------------       ------------    --------------
                                                    ------------       ------------       ------------    --------------

Note 14 - Credit from Banking Entities

                                                                           Consolidated                      The Company
                                              Terms of     ----------------------------      ---------------------------
                                           linkage and      December 31     December 31      December 31     December 31
                                              interest             1997            1996             1997            1996
                                           ----------       -----------    ------------      -----------     -----------
         Overdraft                          Prime + 1%           9,677             491                              373

         Import financing                 German marks           2,763           2,622

         Short-term loans                13.8% - 15.2%          12,755           9,995
                                                           -----------    ------------      -----------     -----------

                                                                25,195          13,108                              373
                                                           -----------    ------------      -----------     -----------
                                                           -----------    ------------      -----------     -----------

Note 15 - Suppliers and Subcontractors

                                                                                                            Consolidated
                                                                                             ---------------------------
                                                                                               December 31   December 31
                                                                                                      1997          1996
                                                                                             -------------   -----------

         Current accounts                                                                         5,623           7,888

         Checks and notes payable                                                                 3,502           2,329
                                                                                             -------------   -----------

                                                                                                  9,125          10,217
                                                                                             -------------   -----------
                                                                                             -------------   -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 16 - Creditors and Credit Balances


                                                                       Consolidated                          The Company
                                                     ------------------------------        -----------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     -----------       ------------        -----------       -----------

         Sellers of land                                    545             13,600

         Income received in advance                       3,530              2,354                                   76

         Employees and other liabilities
          related to salaries                             4,115              4,228              1,569             1,373

         Withholdings and taxes
          Remittable                                     19,517             12,351              6,895             2,294

         Subsidiary current account*                                                           18,158            41,889

         Provision for completion of
          construction                                   13,255             23,504

         Liability relating to
          appreciation tax and
          consent fees                                    9,498              9,370

         Expenses payable                                15,167              8,117              4,186             1,104

         Others                                           5,405              4,254                941                67
                                                     -----------       ------------        -----------       -----------

                                                         57,777             54,274             31,749            46,803
                                                     -----------       ------------        -----------       -----------
                                                     -----------       ------------        -----------       -----------


      * Bear annual interest at rates of 2% (1996 - bear annual interest at prime rate).


Note 17 - Deferred Taxes


                                 In respect of     In respect of       Other timing            Total               Total
                                   depreciable          building        differences
                                 fixed assets          projects                           December 31,      December 31,
                                                   less advances                                  1997              1996
                                 -------------     -------------       ------------      -------------      ------------

         a.  Consolidated

         Balance as at
          beginning of
          year                         (7,414)          (26,817)             7,065            (27,166)          (23,021)

         Changes                         (482)           15,529              2,644             17,691            (4,145)
                                 -------------     -------------       ------------      -------------      ------------

         Balance as at
          end of year                  (7,896)          (11,288)             9,709             (9,475)          (27,166)
                                -------------     -------------       ------------      -------------      ------------
                                -------------     -------------       ------------      -------------      ------------

         b.  The Company

         Balance as at
          beginning of
          year                            (28)                               3,445              3,417             1,766

         Changes                           47            (1,255)              (330)            (1,538)            1,651
                                 -------------     -------------       ------------      -------------      ------------

         Balance as at
          end of year                      19            (1,255)             3,115              1,879             3,417
                                 -------------     -------------       ------------      -------------      ------------
                                 -------------     -------------       ------------      -------------      ------------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 17 - Deferred Taxes (cont'd)

         2.     The deferred taxes are stated as follows:


                                                                       Consolidated                          The Company
                                                    -------------------------------       ------------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                    ---------------   -------------       ---------------   ------------

         Under current assets                             5,098              5,180              3,115             3,445

         Under other assets                               7,331                  21

         Under current liabilities                       (2,161)           (14,880)               (45)

         Under long-term liabilities                    (19,743)           (17,487)            (1,191)              (28)
                                                    ---------------   -------------       ---------------   ------------

                                                         (9,475)           (27,166)             1,879              3,417
                                                    ---------------   -------------       ---------------   ------------
                                                    ---------------   -------------       ---------------   ------------



Note 18 - Long-term Liabilities

         A.     Composition:


                                                                                          Consolidated      Consolidated
                                                    --------------------------------------------------     -------------
                                                                                     December 31, 1997              1996
                                                    --------------------------------------------------     -------------
                                                           Total            Current            Balance           Balance
                                                                         maturities
                                                    ---------------     -------------      -----------        ----------

         Debentures convertible to
          shares (1)                                    235,810              7,261            228,549            52,433

         Debentures (2)                                  41,120              5,233             35,897            40,617

         Liabilities to banks (3)                        96,309              4,301             92,008            88,234

         Liabilities to provident funds (4)             138,859             24,931            113,928           137,343

         Other liabilities (5)                           60,975              2,422             58,533            63,618
                                                    ------------      -------------       ------------      ------------

                                                        573,073             44,138            528,935           382,245
                                                    ------------      -------------       ------------      ------------
                                                    ------------      -------------       ------------      ------------



         (1)      Debentures convertible into shares

         (a) Convertible debentures, with a balance, as at balance sheet date, of NIS 49,008 thousand were issued by Hadarim Properties Ltd. (a subsidiary) per a prospectus published on February 28, 1997.

                  The debentures bear interest at the rate of 3.5% p.a. Both principal and interest are linked to the CPI published for February 1997, and they are redeemable on February 28 of each year from 1998 to 2005. The debentures can be converted into shares on any business day, beginning with the day they are registered for trading and until February 8, 2001 at the conversion price of NIS 80 par value of debentures per each ordinary share of a par value of NIS 1. After February 8, 2001 the debentures will no longer be convertible.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 18 - Long-term Liabilities (cont'd)

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

          (b) Non marketable convertible debentures, with a balance, as at balance sheet date, of NIS 50,626 thousand were issued by Hadarim Properties Ltd. (a subsidiary) per a prospectus published on August 31, 1997.

                  The debentures bear interest at the rate of 2.5% p.a.. Both principal and interest are linked to the CPI published for July 1997, and they are redeemable on August 31 of each year from 2001 to 2004. The debentures can be converted into shares on any business day, beginning with the day they are registered for trading and until August 12, 2001 at the conversion price of NIS 130 par value of debentures per each ordinary share of a par value of NIS 1. After August 12, 2001 the debentures will no longer be convertible.

                  The debentures are secured by a fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary is free to pledge its assets without limitation as to amount and degree, including the registering of charges on additional debenture series, without the necessity of obtaining the consent of the trustee.

         (c) Marketable convertible debentures, with a balance, as at balance sheet date, of NIS 131,115 thousand were issued by Bayside Land Corporation (a subsidiary) per a prospectus published on September 24, 1997.

                  The debentures bear interest at the rate of 2.5% p.a.. Both principal and interest are linked to the CPI published for September 1997, and they are redeemable on September 20 of each year from 2000 to 2006. The debentures can be converted into shares on any business day, beginning October 1, 1997 and until August 31, 2001 at the conversion price of NIS 885 par value of debentures per each ordinary share of a par value of NIS 1. After August 31, 1997 the debentures will no longer be convertible.

                  The market value of the debentures as at December is NIS 117,005 thousand.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 18 - Long-term Liabilities (cont'd)

         A.       Composition: (cont'd)

         (2)      Debentures

         Composition:


                                                                                                            Consolidated
                                                                                           -----------------------------
                                                                                           December 31       December 31
                                                                                                  1997              1996
                                                                                           -----------      ------------


         Total debentures                                                                      41,120            48,706

         Current maturities                                                                     5,223             8,089
                                                                                                -----             -----

                                                                                               35,897            40,617
                                                                                               ------            ------
                                                                                               ------            ------



         Series B

         Marketable debentures, the balance of which as at the balance sheet date was NIS 41,787 thousand were issued by the Property and Building (Finance 1986) Limited (subsidiary) per the prospectus published on July 29, 1990. The debentures bear interest at the rate of 1.85% per annum and are linked (principal and interest) to the consumer price index. The redemption dates are in the years 1997 - 2002. The debentures were issued to the public at a price of NIS 90 for every NIS 100 nominal value of debenture. The market value of debentures at December 31, 1997 is NIS 47,011 thousands.

         Series - 6 and 7

         Debentures from these series were issued in the past by the Property and Building Corporation Limited, and transferred to Property and Building (Finance 1986) Limited (subsidiary) under the framework of a reorganization between the companies which was approved by the court, effective from July 1, 1987. The balance of the outstanding debentures was fully redeemed in 1997 together with the long-term deposits whose source was the proceeds from the issue of the debentures. These debentures bear interest at the rate of 5% per annum and are linked (principle and interest) to the consumer price index.

         Guarantees

         Debentures from Series B are secured by way of an equal first floating charge on all assets of the subsidiary company. The Company has guaranteed the full redemption of all the debentures issued and has undertaken not to create in the future any lien on its assets so long as the series B debentures are not fully redeemed.

         Assurance of regular trading of debentures - See Note 20C(1).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 18 - Long-term Liabilities (cont'd)

         A.    Composition: (cont'd)

         (3)   Liabilities to banks


                                      Interest                                             December 31       December 31
                                          rate                              Current               1997              1996
                                     ---------             Total         maturities      -------------      ------------
                                             %                                                 Balance           Balance
                                     ---------          --------         ----------      -------------      ------------

         Consolidated
          balance sheet             4.7 - 4.95            96,309              4,301             92,008            88,234
                                                          ------             ------             ------            ------
                                                          ------             ------             ------            ------

         Company
          balance sheet                   5.75               377                377                                  372
                                                          ------             ------             ------            ------
                                                          ------             ------             ------            ------



         (4)      Liabilities to provident funds


         Consolidated
          balance sheet                   4.9            138,859             24,931            113,928           137,343
                                                          ------             ------             ------            ------
                                                          ------             ------             ------            ------



         The liabilities at (3) and (4) are linked to the consumer price index.


         (5)      Other long-term liabilities


                                      Interest                                             December 31       December 31
                                          rate                              Current               1997              1996
                                     ---------             Total         maturities      -------------      ------------
                                             %                                                 Balance           Balance
                                     ---------          --------         ----------      -------------      ------------

         Consolidated
          balance sheet
         Liabilities for
         construction(1)                                  60,975              2,422             58,553            63,618
                                                          ------             ------             ------            ------
                                                          ------             ------             ------            ------


         Company balance sheet



         Subsidiary
          company (2)                     4.0             10,125              2,025              8,100
                                                          ------             ------             ------
                                                          ------             ------             ------




         (1) The liability is non-interest bearing and is linked to the construction input index (pertaining to an amount of NIS 52,220
              - see also Note
20C(5).

         (2)  The loan is linked to the consumer price index.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 18 - Long-term Liabilities (cont'd)

        B.     Classification of long-term liabilities by years of maturity


                                                                       Consolidated                          The Company
                                                     ------------------------------        -----------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     -----------        -----------        -----------       -----------
         Within 12 months -
          current maturities                              44,138             50,840              2,402             8,944
                                                          ------             ------             ------            ------
                                                          ------             ------             ------            ------

         During second year                               48,008             36,661              2,025               372

         During third year                               131,281             39,100              2,025

         During fourth year                               79,395            126,961              2,025

         During fifth year                                75,469             39,100              2,025

         Beyond fifth year till 2005                     136,229             76,805

         Without redemption date*                         58,553             63,618
                                                          ------             ------

                                                         528,935            382,245               8,100               372
                                                         -------            -------             -------             -----
                                                         -------            -------             -------             -----



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

         B.       Composition



                                                                       Consolidated                          The Company
                                                     ------------------------------        -----------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     -----------        -----------        -----------       -----------
                  Liability in respect of
                   employee severance*                    7,498               8,155                 36               396

                  Less - amounts funded*                  5,136               5,767                436               395
                                                          -----               -----                ---               ---

                                                          2,362               2,388                  -                 1
                                                          -----               -----                ---               ---
                                                          -----               -----                ---               ---


         * Not including the surrender values of insurance policies for severance pay.

         C. A wholly-owned subsidiary is committed to a retirement arrangement with a widow of an ex-general manager of the subsidiary. Based on an independent actuary's opinion, a liability amounting to NIS 2.3 million (December 31, 1996 - NIS 2.2 million) is included in the balance sheet.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------



Note 20 - Contingent Liabilities and Commitments

        A.     Contingent liabilities



                                                                       Consolidated                          The Company
                                                     ------------------------------        -----------------------------
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1997              1996
                                                     -----------        -----------        -----------       -----------
        1.     Guarantees Granted

        (a)    In respect of dwelling
                purchase insurance                           265                265                265               265

        (b)    On behalf of subsidiaries
                in respect of -
               Performance guarantees                                                              207
               Debentures                                                                       41,787            49,477



        The guarantees are linked mainly to the consumer price index and partly to the construction inputs index.

        2. An appeal has been lodged with the Supreme Court against a District Court judgement which had rejected a claim against the Company and its subsidiary, Naveh Building and Development Co.Ltd., for brokerage fees of NIS 7 million in respect of the "Marom Naveh" real estate transaction. In the opinion of legal counsel, considering the determination of the District Court, the chances of the success of the appeal are negligible. Therefore, no provision in respect of this appeal has been included in the financial statement.

        3. Claims have been filed against the Company and subsidiaries, in the regular course of business, by apartment purchases, alleging building defects and/or late delivery. There are also 2 claims for agents' fees. The Company and the subsidiaries do not make any provisions for repairs and warranties, since the agreement with the executing contractors provide for the contractors to indemnify them in respect of such claims.

        4. A legal suit has been filed against a subsidiary regarding the distribution of the profit from a project which was executed in the years 1981-1985. The plaintiff contends that a partnership, with which the Company had an agreement, is entitled to receive a share in the profits in a cumulative amount of NIS 7,582 thousand as at balance sheet date. The plaintiff, who claims that he is entitled to one half of the profits of the partnership, is demanding that the said subsidiary pay him NIS 3,690 plus legal costs connected with the claim and interest and linkage increments. The subsidiary has filed a statement of defense against the said claim in which it denies the facts stated in the statement of claim. The subsidiary has made no provision in its books in respect thereto.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 20 - Contingent Liabilities and Commitments (cont'd)

         B.       Liens

         (1) A subsidiary has pledged real estate purchased in 1996 as well as the assets and anticipated receipts of a project in favor of a bank (an interested party) in respect of the financing accompaniment to the project.

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

         C.       Commitments

         1. Under the terms of a prospectus for the issue of debentures (series "B") by a subsidiary as stated in Note 18A.(2) the Company supplied a bank with debentures out of the aforementioned issue, in an amount of NIS 375,000 N.V. and cash of NIS 337,500 linked with terms identical to those of the debentures. The debentures and cash held by the bank will be used to ensure regular trading at the stock exchange and will be reduced proportionately to the repayment of the debentures. As at December 31, 1997, balances held by the bank, per the above arrangement, amounted to NIS 290,400 (nominal value) in debentures and NIS 714,000 in cash (including short-term deposits) (December 31, 1996 - NIS 314,475 nominal value and NIS 867,000, in cash).

         2. There are commitments of the Company and subsidiaries in respect of the purchase of real estate, residential construction, and development and construction of building estimated as at balance sheet date at an approximate amount of NIS 225 million.

         3. A subsidiary leased part of a building to the Government of Israel for a term of 15 years, from the year 1992, with a right, of the lessee, to shorten the term to 12 years. Annual lease payments amount to approximately NIS 3,800 thousand.

         4. The Company has signed an agreement with a subsidiary according to which the subsidiary will manage a construction project for the Company, and will receive a management fee at a given rate of the sales proceeds. During the current year, approximately NIS 1,018 thousand (1996 - NIS 609 thousand) was paid.

         5. During 1995, a subsidiary purchased 72% of the rights in 72 dunams of land at a price of approximately NIS 52.2 million that will be paid by way of construction services.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 21 - Income from Construction and Other Sources



                                                                                          Consolidated      The Company
                                                     -------------------------------------------------       -----------
                                                     Year Ended         Year Ended          Year Ended        Year Ended
                                                     December 31        December 31        December 31       December 31
                                                            1997               1996               1995              1997
                                                     -----------        -----------        -----------       -----------
        Apartments, stores and land                      238,883            196,144            197,334            53,163
        Air-conditioning systems and
         others                                           29,056             32,746             36,629
        Citrus crop                                        1,027              1,180              1,579
                                                        --------           --------           --------          --------

                                                         268,966            230,070            235,542            53,163
                                                        --------           --------           --------          --------
                                                        --------           --------           --------          --------


Note 22 - The Company's Equity in the Net Earnings of Investee Companies



                                                               Consolidated                                   The Company
                                 ------------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                 ------------   ------------   ------------   ------------   ------------    ------------
         The Company's
          equity net, in the
          earnings of
          investee
          companies                     7,203         13,188        *13,389         61,293         63,954          60,852

         Portion of initial
          difference
          amortized                      (653)          (495)          (476)        (1,125)         (334)           (411)
                                        -----         ------         ------         ------         ------         ------

                                        6,550         12,693         12,913         60,168         63,620          60,441
                                        -----         ------         ------         ------         ------          ------
         Includes dividend
          received                      7,857          8,149          9,338         16,794         12,761          11,172
                                        -----         ------         ------         ------         ------          ------
                                        -----         ------         ------         ------         ------          ------


         * In the past, the Company's equity in the earnings and in the net asset value of two affiliates was based on financial statements of the affiliates with a time lag of six months. Beginning with the Company's financial statements of September 30, 1996 the net asset value data of the affiliates is based on their up-to-date financial statements. As a result of the elimination of the time lag, the Company's equity in the earnings of affiliates increased by NIS 2,199 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 23 - Income from Investments and Fixed Assets

                                                               Consolidated                                   The Company
                                 ------------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                 ------------    -----------    -----------    -----------    -----------     -----------
         Gains on
          realization of
          investments in
          investee
          companies                   10,153             53             62            603             53              62
         Gains on sale
          of fixed
          assets and land                (40)         2,789          6,586                            21              54
                                 ------------    -----------    -----------    -----------    -----------     -----------
                                      10,113          2,842          6,648            603             74             116
                                 ------------    -----------    -----------    -----------    -----------     -----------
                                 ------------    -----------    -----------    -----------    -----------     -----------


Note 24 - Income from Securities, Financing and Other Income


                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------

   Gains relating to
    marketable
    securities -
   Appreciation
    in value                            3,188          1,197            425             25             23

   Interest from
    securities                          1,771          1,029          1,450             14             14
                                  -----------    -----------    -----------    -----------    -----------
                                        4,959          2,226          1,875             39             37
   Interest -
    From banks
     and others                         4,546          3,036          2,754             59                             37
    From investee
     companies                                                                           3            750             674
   Management
    fees                                1,538          1,499          2,080          1,948          1,695           1,621
   Other income                           738            161          1,337
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       11,781          6,922          8,046          2,049          2,482           2,332
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                  -----------    -----------    -----------    -----------    -----------     -----------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 25 - Construction and Other Costs

                                                                               Consolidated         The Company
                                            -----------------------------------------------         -----------
                                             Year ended         Year ended       Year ended          Year ended
                                            December 31        December 31      December 31         December 31
                                                   1997               1996             1995                1997
                                            -----------        -----------      -----------         -----------
 Apartments, shops and land -

 Construction expenses                         129,615            103,214           131,922              33,952
 Land                                           34,120             21,388            16,247               5,801
 Change in inventories of
  apartment and shops                            4,847              5,654            (6,177)             (1,325)
                                            -----------        -----------      -----------         -----------
                                               168,582            130,256           141,992              38,428
                                            -----------        -----------      -----------         -----------
 Air conditioning systems and others -
 Materials and installation*                    25,891             26,551            32,899
 Change in inventories of
  air-conditioning and other equipment               2              3,594            (1,270)
                                            -----------        -----------      -----------
                                                25,893             30,145            31,629
                                            -----------        -----------      -----------
 Citrus crops -
 Cultivating and picking expenses                1,268              1,214             1,251
                                            -----------        -----------      -----------         -----------
                                               195,743            161,615           174,872              38,428
                                            -----------        -----------      -----------         -----------
                                            -----------        -----------      -----------         -----------
 *  Including depreciation                         676                556               575
                                            -----------        -----------      -----------
                                            -----------        -----------      -----------

Note 26 - Administrative and General Expenses

                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------
    Salaries and related
     expenses                          21,607         22,203         20,444          5,300          5,522           5,038
    Directors' fees                       875            961            926            267            297             298
    Professional services               2,772          2,432          2,835            273            176             262
    Office maintenance                  3,193          2,935          3,354            929            899           1,020
    Other                               3,775          2,880          2,919            914            412             514
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       32,222         31,411         30,478          7,683          7,306           7,132
                                  -----------    -----------    -----------    -----------    -----------     -----------
    Less -
    Directors fees
     received from
     affiliated companies                (157)          (312)          (273)
    Participation in
     expenses by a
     subsidiary                                                                       (476)          (472)           (468)
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       32,065         31,099         30,205          7,207          6,834           6,664
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                  -----------    -----------    -----------    -----------    -----------     -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 27 - Selling and Marketing

                                                                     Consolidated   The Company
                                      -------------------------------------------   -----------
                                        Year ended      Year ended     Year ended    Year ended
                                       December 31     December 31    December 31   December 31
                                              1997            1996           1995          1997
                                       -----------     -----------    -----------   -----------
Salaries and related expenses                1,562           1,327          1,317
Advertising and others                       3,433           2,490          2,047           877
                                       -----------     -----------    -----------   -----------
                                             4,995           3,817          3,364           877
                                       -----------     -----------    -----------   -----------
                                       -----------     -----------    -----------   -----------

Note 28 - Depreciation and Amortization

                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------
      Depreciation                     20,277         18,172         16,440            940          1,234           1,216
      Amortization                      2,236          1,689          1,616             27             28              28
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       22,513         19,861         18,056            967          1,262           1,244
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                  -----------    -----------    -----------    -----------    -----------     -----------

Note 29 - Financing Expenses

                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------
   To investee
    companies                                                                        1,083          3,104           2,813
   In respect of
    debentures                          7,795          4,045          1,261
   To banks and
    others                             16,275         12,428          3,815                            19
   To income tax
    authority                               4              7
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       24,074         16,480          5,076          1,083          3,123           2,813
   Decrease in value
    of securities                                                                                                      36
   Interest on
    securities                                                                                                        (15)
                                                                                                              -----------
                                                                                                                       21
                                                                                                              -----------
                                       24,074         16,480          5,076          1,083          3,123           2,834
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                  -----------    -----------    -----------    -----------    -----------     -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

    B.   Carryforward to coming years of losses and deductions for tax purposes

         Carryforward losses to coming years for tax purposes in subsidiary companies, adjusted for inflation are in the amount of NIS 17,486 thousand as at balance sheet date (December 31, 1996 - NIS 18,925 thousand). Losses from securities that are deductible in the future years against a real income from marketable securities amount to an adjusted amount of NIS 15,021 thousand at balance sheet date. (December 31, 1996 - NIS 17,065)

         Deductions for inflation of subsidiaries carried forward are in the amount of NIS 33,217 thousand (December 31, 1996 - NIS 33,423 thousand).

         The balances of carryforward losses and the deduction for inflation are carried forward linked to the changes in the consumer price index as per the Law mentioned in A above. No deferred taxes have been created in respect of these carryforwards, with the exception of NIS 7,700 thousand for which deferred taxes were created.

    C.   Composition:



                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------

      Provision for
       current year                    61,022         38,404         49,002          4,502            735             994
      Taxes relating
       to prior years                     201             91             19                           (11)           (573)
      Deferred taxes,
       net                            (17,691)         4,145         (2,328)         1,538         (1,651)         (1,396)
                                   -----------    -----------    -----------    -----------    -----------     -----------
                                       43,532         42,640         46,693          6,040           (927)           (975)
                                   -----------    -----------    -----------    -----------    -----------     -----------
                                   -----------    -----------    -----------    -----------    -----------     -----------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 30 - Taxes on Income (cont'd)

    D. Final tax assessments for the Company have been received through the years 1993. Subsidiary companies have received final assessments for tax years 1987-1996. One subsidiary has not received tax assessments since inception (1986).

    E. The main differences between the theoretical tax on the reported income and the amount of the provision for taxes actually charged for the current year:


                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1997           1996           1995           1997           1996            1995
                                  -----------    -----------    -----------    -----------    -----------     -----------
Adjusted income before taxes
 per statement of earnings            135,347        130,367        133,026         73,527         60,845          58,511
Statutory tax rate (%)                     36             36             37             36             36              37
                                  -----------    -----------    -----------    -----------    -----------     -----------
Theoretical tax on the
 adjusted earnings                     48,725         46,932         49,220         26,470         21,904          21,649
Addition (saving) of tax,
 from:

Company's equity in the net
 earnings of investee companies        (2,358)        (4,569)        (4,778)       (21,660)       (22,903)        (22,363)

Realization of investments
 in and gain on issue of
 capital by investee companies         (1,961)           (19)           (22)          (217)           (27)            (22)
Expenses not recognized  for tax
 purposes:
Depreciation and amortization           3,114          2,715          3,643            216            324             316
Others                                    149            149            386            140            118             118
Inflationary erosion of advance
 tax payments                             563          1,077          1,051              1              9              30
Income subject to reduced tax
 rates                                   (247)          (916)          (316)
Losses carried forward from
 prior years                           (2,098)        (3,086)          (805)
Losses for which deferred
 taxes were not provided (mainly
 from securities)                      (1,135)         1,226             35
Outside shareholder interest
 in joint venture                          (2)          (166)          (308)
Other - mainly difference in
 inflationary adjustment
 principles for financial
 reporting purposes and for
 tax purposes                          (1,419)          (794)        (1,432)         1,090           (341)           (130)
Adjustments relating to
 prior years                              201             91             19                           (11)           (573)
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                       43,532         42,640         46,693          6,040           (927)           (975)
                                  -----------    -----------    -----------    -----------    -----------     -----------
                                  -----------    -----------    -----------    -----------    -----------     -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 31 - Related Parties and Interested Parties


                                                              Consolidated                                   The Company
                                 -----------------------------------------    ------------------------------------------
                                  Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                 December 31    December 31    December 31    December 31    December 31     December 31
                                        1997           1996           1995           1997           1996            1995
                                 -----------    -----------    -----------    -----------    -----------     -----------
A.  Balance sheet data
Cash, security deposits
 and receivables                     141,908         77,526         22,669          5,099          2,911           1,618
Loans from banks
 and provident funds                 151,515        151,196         12,613         10,502          1,118           2,222
Loans from
 investee companies -
Creditors - Orchard
 cultivation and others                  653            386             96            514
Subsidiary -
 current account                                                                   18,738         31,190
Highest balance during the                                                         40,488         31,190
 year

B. Statement of
 earnings data
Financing income from
 deposits and loans

From investee companies                                                                 3            750             674
From banks and others                  2,033          2,073          2,743                             7              37

Participation of related
 parties in general expenses

Other income from
 related parties

Management fees                        1,538          1,499          2,080          1,948          1,695           1,621
Rent                                  22,120         14,069         14,742          1,385          1,198           1,254

Financing charges to
 related parties
Investee companies                                                                  1,050          3,104           2,813
Banks and others                       8,903           4,775          2,229

Benefits to an
 interested party
 employed by the
 Company:
Salary and fringe benefits*            1,471          1,387          1,361          1,471          1,387           1,361

Payments to members of
 the Board of Directors
 (for 8 directors)                       267            297            298            267            297             298

* During the reporting year, the interested party exercised options that had been granted to him in the past (see Note 32D). The difference between the exercise price of the options and the value of the shares received according to the market prices of the shares on the dates of exercise, amounted to approximately NIS 922 thousand (1996 - difference in respect of utilization of rights to shares amounted to NIS 97 thousand).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


    Note 31 - Related Parties and Interested Parties (cont'd)

    C. Trust funds are managed by related parties.

    D. Transactions with entities connected with certain banking groups.

    The Company was exempted by the Securities Authority, from including the disclosure of transactions with an interested party, as is required by the regulations, other than in the case of extraordinary transactions. In the opinion of Management the transactions with such banks were effected in the ordinary course of business, at terms and at prices which are not different than regular market terms and prices.

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

    2. In connection with the above private placement, Property and Building Co. has undertaken to indemnify Hadarim for the value of plots of land of a subsidiary, in respect of which there is a contract with the Israel Lands Authority, in the event that the contract will not be extended and the plots will revert to the authority. In the event that a payment will have to be made to the Authority, Property and Building Co will pay to Hadarim an amount which will not exceed NIS 11.1 million. Such amount will be linked to the cost of living index (of September 1995) and will bear interest of 8% p.a.

    B.      Issues by subsidiaries

    (1) In the month of March 1996, the subsidiary, Hadarim Properties Ltd., effected an issue to the public of registered bonds in the amount of NIS 49,988,750 (see Note 18.A.1.a). The bonds bear interest of 3.5% p.a., are linked to the consumer price index and are convertible until February 8, 2001. 615,625 share purchase option warrants which are exercisable until February 28, 2000, were also issued to the public. The proceeds from the public issues amounted to NIS 63,011 thousand.

            In addition, 2,072,600 ordinary shares of NIS 1 each were issued to the shareholders of the subsidiary by way of rights. The proceeds of this issue amounted to NIS 82,879 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 32 - Private Placement and Issue of Subsidiary (cont'd)

    B.      Issues by subsidiaries (cont'd)

    (2) In the month of September 1997, the subsidiary, Bayside Land Corporation Ltd., effected an issue to the public of registered bonds in the amount of NIS 130,005,000. The bonds bear interest of 2.5% p.a., are linked to the consumer price index and are convertible until August 31, 2001.

            270,000 share purchase option warrants which are exercisable until September 20, 1997, were also issued to the public.

            The proceeds from the public issues amounted to NIS 125,227 thousand.

    C.      A security issue by the Company

    In May 1996 the Company issued 549,356 ordinary shares of a par value of NIS 1 each, by way of rights to shareholders and by holders of the unquoted option warrants of the Company.

    In addition, the Company issued 7,357 ordinary shares to employees. The net proceeds of the issues was NIS 79,416 thousand.

    D.      Share purchase option programs

    1. The Company has the following share purchase option programs for its employees and for the employees of its subsidiaries:

            a) A program dated May 19, 1992 for the allotment of 24,996 option warrants, at no cost, to senior executives of the Company and of its subsidiaries, for the purchase of up to 24,996 shares of the Company (of which 7,099 option warrants were allotted to the Managing Director). One half of the option warrants were allotted immediately following the date of the program, and the second half were issued one year thereafter. The options are exercisable over a three year period, commencing two years after the date they were allotted. During 1997, the option holders exercised 24,043 options at an aggregate exercise price of NIS 3,874 thousand (as at balance sheet date). According to the terms of the program, loans were made available to the employees holding the options in an aggregate amount of NIS 3,104 thousand (as at balance sheet date). The loans bear interest of 2% and are repayable in three annual installments. As at balance sheet date, all of the option warrants of this program had been exercised.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 32 - Private Placement and Issue of Subsidiary (cont'd)

    D.      Share purchase option programs (cont'd)

            b) A program dated October 5, 1994 for the allotment of 14,860 option warrants, at no cost, to senior executives of the Company and of its subsidiaries for the purchase of up to 14,860 shares of the Company (of which 4,250 option warrants were allotted to the Managing Director). 7,430 option warrants were allotted immediately following the date of the program and 6,518 option warrants were allotted one year thereafter. The options are exercisable after the lapse of two years from the date they were allotted. The first portion is exercisable within two years, and the second portion within one year. As at balance sheet date, the exercise price per option of the first portion is NIS 269.09 and NIS 219.28 per option of the second portion. According to a prospectus published on May 31, 1996 for the issue of rights of the Company, the option holders were granted rights to purchase 2,144 shares. As at balance sheet date, the exercise price per right was NIS 145.6. In 1997, 300 option warrants were exercised as were the rights to purchase 1,142 shares, which produced proceeds aggregating NIS 246 thousand (as at balance sheet date). The outstanding balance of the option warrants and rights entitles their holders to purchase 14,650 shares of the Company.


            c) A program dated December 4, 1997 for the allotment of 40,140 option warrants, at no cost, to senior executives of the Company and of its subsidiaries for the purchase of 40,140 shares of the Company (of these, the Managing Director is entitled to 11,707 option warrants). The options will be allotted in three equal portions and will be exercisable over a three year period, commencing two years after the date they were allotted. The exercise price of the first portion is NIS 241.62 per option. This price which is linked to the representative exchange rate of the U.S. dollar of December 2, 1997 represents the average market price of the Company's shares during the 30 trading days preceding the date of the program, less 10%. The exercise price of the second and third portions will be the lower of the above mentioned exercise price linked to the exchange rate of the U.S. dollar or the average of the closing market prices in the 7 trading days preceding the date they were granted. Assuming that all of the as yet unexercised option warrants of the above described programs will be exercised, all of the shares acquired under these option programs, represent 0.96% of the Company's equity and voting rights.

    2.      Subsidiaries have share purchase option programs as described below:

            a) Bayside Land Company Ltd., published two share purchase option programs for its senior employees, in accordance with resolutions of the Board of Directors dated October 11, 1994, and November 12, 1997. The options allotted under both programs combined entitles their holder to purchase up to 19,388 shares of Bayside of a par value of NIS 1 each. Assuming that all of the option warrants still outstanding will be exercised, all of the shares acquired under these two option programs represent 0.89% of Bayside's share capital.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 32 - Private Placement and Issue of Subsidiary (cont'd)

    D.      Share purchase option programs (cont'd)

            b) Hadarim Properties Ltd. allotted 8,727 share purchase option warrants (Series 1) to its employees under a prospectus published on February 22, 1996. The said subsidiary also published an option program on January 14, 1998 for the allotment of 68,307 share purchase option warrants to its senior employees and to the employees of its subsidiaries. Assuming that all of the outstanding option warrants allotted under the above two programs will be exercised, all of the shares acquired represent 1.06% (0.86% in full dilution) of Hadarim Properties equity and voting rights.

            c) Ispro Israeli Company for building rental, published a share purchase option program on January 14, 1998 allotting options to its senior employees to purchase 41,513 of its shares. Assuming that all of the options allotted will be exercised, the shares which will thereby be acquired represent 1.3% of Aspro's equity and voting rights.

Note 33 - Financial Instruments and Risk Management

    A.     Risk management

    As at December 31, 1997 and 1996 the Group had cash and cash equivalents on deposit with Israeli banks in the amount of NIS 155,202 thousand and NIS 58,376 thousand respectively. Marketable securities of NIS 35,509 thousand and NIS 34,722 respectively, held by the Group consist mainly of quoted government bonds, mutual fund certificates and other debentures. The debts of apartment purchases included in the balance sheet are secured by the apartments themselves until delivery, which is effected only upon final payment. Therefore, the Company does not consider itself subject to any significant risk exposure.

    B.     Fair value of financial instruments

    The Groups' financial instruments consist of non-derivative assets; cash and cash equivalents, quoted securities, and accounts receivable, and non-derivative liabilities, short-term credit, accounts payable, loans, convertible debentures and other liabilities. Because of their nature the fair value of the financial instruments described above, included in working capital is the same as the value at which they are stated in the balance sheet. The fair value of the loans included in other long-term liabilities, liabilities to banks and provident funds is also close to its value as stated in the balance sheet, since such financial instruments bear interest at rates which are close to the going market interest rates. The fair value of the convertible debentures is given in Note 18A(1). The fair value of marketable debentures is presented in Note 18A(2).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company

   A.      Balance Sheet


                                                   December 31       December 31
                                                          1997              1996
                                                   -----------       -----------

   Current Assets

   Cash and cash equivalents                             1,504             1,076
   Marketable securities                                   593               584
   Trade receivables
   Other receivables                                     4,900             3,509
   Building projects under construction and
    other inventory                                      3,357             5,676
                                                   -----------       -----------
                                                        10,354            10,845
                                                   -----------       -----------
   Land                                                  5,348            14,962
                                                   -----------       -----------
   Long term Loans                                       2,615             1,059
                                                   -----------       -----------
   Investments

   In investee and other companies                     563,248           500,860
                                                   -----------       -----------

   Fixed Assets

   Buildings, land, plantations
    and other                                           10,126             9,160

   Less/- Accumulated depreciation                         599               454
                                                   -----------       -----------
                                                         9,527             8,706
                                                   -----------       -----------
   Deferred Charges                                         28                30
                                                   -----------       -----------
                                                       591,120           536,462
                                                   -----------       -----------
                                                   -----------       -----------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company (cont'd)

         A.    Balance Sheet (cont'd)

                                             December 31    December 31
                                                    1997           1996
                                             -----------    -----------

   Current Liabilities

   Advances from purchasers of
    apartments and others, net                     1,402          9,172
   Short-term bank credit                                           349
   Current maturities of long-term liabilities     2,402          8,360
   Other payables                                 32,367         43,746
   Proposed dividend                              17,000         11,500
                                             -----------    -----------
                                                  53,171         73,127
                                             -----------    -----------

   Long-term Liabilities

   Liabilities to banks and provident funds        8,100            348
   Other long-term liabilities
   Liability for employee severance benefits                          1
                                             -----------    -----------
                                                   8,100            349
                                             -----------    -----------

   Shareholders' Equity                          529,849        462,986
                                             -----------    -----------
                                                 591,120        536,462
                                             -----------    -----------
                                             -----------    -----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 34 - Condensed Financial Statements in Nominal
              Historical Values - The Company (cont'd)

   B.       Statements of Earnings for the Year Ended December 31


                                                        1997         1996         1995
                                                     -------      -------      -------

   Income

   Rentals and warehousing                             7,643       6,827         6,156
   From construction                                  49,084
   The Company's equity in the net
    earnings of investee companies, net               72,225      86,417        66,690
   Gains from investments and fixed assets             1,904          22           103
   Income from securities, financing
    and other income                                   2,770       3,603         2,843
                                                     -------      -------      -------
                                                     133,626      96,869        75,792
                                                     -------      -------      -------
   Costs and expenses

   Construction                                       34,669
   Administrative, selling and others                  8,014       6,340         5,485
   Property maintenance (excluding depreciation)         763         733           652
   Depreciation and amortization                         147         146           150
   Property taxes on land                                817         864           398
   Interest and linkage differences                    4,214       9,720         5,313
                                                     -------      -------      -------
                                                      48,624      17,803        11,998
                                                     -------      -------      -------
   Earnings before taxes on income                    85,002      79,066        63,794

   Taxes on income                                     5,005      (1,036)        (864)
                                                     -------      -------      -------
   Net earnings for the year                          79,907      80,102        64,658
                                                     -------      -------      -------
                                                     -------      -------      -------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 34 - Condensed Financial Statements in Nominal
              Historical Value - The Company (cont'd)

        C.     Statement of Shareholders' Equity

                                     Share    Capital    Retained    Total
                                   capital    surplus    earnings
                                   -------    -------    --------   -------

    Balance as at
     January 1, 1995                 3,546     11,019     245,427   259,992


    Net earnings for the year
     ended December 31, 1995                               64,658    64,658
    Capital surplus from private
     placement of shares of a
     subsidiary                                 6,390                 6,390
    Proposed dividend - 240%                               (8,500)   (8,500)
                                   -------    -------    --------   -------
    Balance as at
     December 31, 1995               3,546     17,409     301,585   322,540

    Net earnings for the year
     ended December 31, 1996                               80,102    80,102
    Capital issue                      557     71,287                71,844
    Proposed dividend - 280%                              (11,500)  (11,500)
                                   -------    --------   --------  --------
    Balance as at
     December 31, 1996               4,103     88,696     370,187   462,986

    Net earnings for current year                          79,907    79,907
    Capital issue                       26      3,930                 3,956
    Proposed dividend - 412%                              (17,000)  (17,000)
                                   -------    --------   --------  --------

    Balance at December 31,
     1997                            4,129     92,626     433,094   529,849
                                   -------    -------    --------   -------
                                   -------    -------    --------   -------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 34 - Condensed Financial Statements in Nominal
              Historical Value - The Company (cont'd)

    D.       Share capital (cont'd)

    1.       Composition

                                               December 31, 1997          December 31, 1996
                                         -----------------------    -----------------------
                                         Authorized       Issued    Authorized       Issued
                                         ----------   ----------    ----------   ----------
                                                NIS          NIS           NIS          NIS
                                         ----------   ----------    ----------   ----------

    Ordinary shares of a par value
     of NIS 1 each (registered) -

    Listed on the Tel-Aviv
     Stock Exchange                       6,000,000    4,128,965     6,000,000    4,103,480
                                         ----------   ----------    ----------   ----------
                                         ----------   ----------    ----------   ----------


Note 35 - Statements for Incorporation in the Financial Statements of PEC

     A.       Change in Reporting Principles

     The main consolidated financial statements of Property and Building Corporation Limited and subsidiaries as at December 31, 1997 and for the year ended at that date are prepared in NIS adjusted for the changes in the consumer price index, according to the rules set forth in the opinions of the Institute of Certified Public Accountants in Israel.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

   B.     Condensed Financial Statements

   1.     Balance Sheet

                                                                   Consolidated
                                                     ---------------------------
                                                     December 31    December 31
                                                            1997           1996
                                                     -----------    ------------

   Current Assets

   Cash and cash equivalents                            155,017          55,336
   Short-term deposits and loans                          1,628          15,760
   Marketable securities                                 35,509          32,454
   Trade receivables                                     20,501          39,544
   Other receivables and debit
    balances                                             30,844          24,143
   Apartments and other
    inventories                                           5,482          15,051
   Building projects under
    construction                                        100,919          53,467
                                                     -----------    ------------
                                                        350,080         235,755
                                                     -----------    ------------
   Land                                                 319,774         321,738
                                                     -----------    ------------
   Long-term Deposits                                     3,247           1,091
                                                     -----------    ------------
   Investments
   In investee companies                                102,505         121,735
                                                     -----------    ------------

   Fixed Assets

   Buildings, land and other                            856,560         675,157

   Less/- Accumulated depreciation                      113,619          96,850
                                                     -----------    ------------
                                                        742,941         578,307
                                                     -----------    ------------

   Deferred Charges and Other
    Assets                                               65,419          41,383
                                                     -----------    ------------
                                                      1,583,966       1,300,009
                                                     -----------    ------------
                                                     -----------    ------------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

   B.     Condensed Financial Statements (cont'd)

   1.     Balance Sheet (cont'd)

                                                                  Consolidated
                                                  ----------------------------
                                                  December 31      December 31
                                                         1997             1996
                                                  -----------       ----------
   Current Liabilities

   Advances from purchasers of
    apartments and others, net                       11,965             12,873
   Credit from banks                                 28,955             12,252
   Current maturities of long-term
    liabilities                                      44,138             46,639
   Suppliers and sub-contractors                     22,379             31,518
   Creditors and credit balances                     57,968             55,182
   Deferred taxes                                       105              6,500
   Proposed dividend                                 23,107             16,289
                                                  ---------         ----------
                                                    188,617            181,253
                                                  ---------         ----------

   Long-term Liabilities

   Long-term loans                                  551,475            374,174
   Deferred taxes                                     1,284              1,660
   Liability in respect of employee
    severance benefits                                2,362              2,232
                                                  ---------         ----------
                                                    555,121            378,066
                                                  ---------         ----------
   Minority interest                                212,329            184,636
                                                  ---------         ----------
   Receipt on account of option
    warrants in a subsidiary                          8,665              8,665
                                                  ---------         ----------
   Shareholders' Equity

   Share capital                                     81,312             81,287
   Capital surplus                                   92,684             88,460
   Retained earnings                                445,238            377,642
                                                  ---------         ----------
                                                    619,234            547,389
                                                  ---------         ----------
                                                  1,583,966          1,300,009
                                                  ---------         ----------
                                                  ---------         ----------

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)


  B.     Condensed Financial Statements (cont'd)

  2.     Statement of Earnings for the Year Ended December 31

                                                                        Consolidated
                                                       -----------------------------
                                                        December 31      December 31
                                                               1997             1996
                                                        -----------      -----------
   Income

   Rentals and warehousing                                  135,647          114,593
   From construction and other sources                      254,702          201,753
   The Company's equity in the net
    earnings of investee companies                           12,435           16,710
   Gains on sale of investments and fixed assets             12,652            2,780
   Income from securities, financing and others              18,664           20,810
                                                        -----------      -----------
                                                            434,100          356,646
                                                        -----------      -----------
   Cost and expenses
   Construction and other costs                             176,030          135,188
   Administrative, selling and others                        36,913           32,123
   Property maintenance (excluding  depreciation)            11,231            9,598
   Depreciation and amortization                             14,570           10,854
   Property taxes on land                                     8,510            6,617
   Financing(*)                                              48,699           34,239
                                                        -----------      -----------
                                                            295,953          228,619
                                                        -----------      -----------
   Earnings before taxes on income                          138,147          128,027
   Taxes on income                                           23,415           20,324
                                                        -----------      -----------
   Earnings after taxation                                  114,732          107,703



   Less/- Minority interest in earnings                      30,136           30,157
                                                        -----------      -----------
   Net earnings                                              84,596           77,546
                                                        -----------      -----------
                                                        -----------      -----------
   Earnings Per Share
   Primary earnings per share of NIS 1.00 par
    value (in NIS)                                            20.53            19.92
                                                        -----------      -----------
                                                        -----------      -----------
   Diluted earning per share                                  19.72            19.58
                                                        -----------      -----------
                                                        -----------      -----------



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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

    B.     Condensed Financial Statements (cont'd)

    3.     Statement of Shareholders' Equity


                                                      Share            Capital           Retained             Total
                                                    capital            surplus           earnings
                                                   --------            -------           --------            ------
    Balance as at
     January 1, 1996                                80,729             16,700           311,596            409,025

    Net earnings for the year
     ended December 31, 1996                                                             77,546             77,546

    Issue of share                                     558             71,287                               71,845

    Paid-in capital stock options, net                                    473                                  473

    Proposed dividend, net - 280%                                                       (11,500)           (11,500)
                                                   --------            -------          --------            ------
    Balance as at
     December 31, 1996                              81,287             88,460           377,642            547,389

    Net earnings for the year
     ended December 31, 1997                                                             84,596             84,596

    Issue of Shares                                     25              3,930                                3,955

    Paid in capital options, net                                          294                                  294

    Proposed dividend, net -412%                                                        (17,000)           (17,000)
                                                   --------            -------          --------            ------
    Balance as at
     December 31, 1997                              81,312             92,684           445,238            619,234
                                                  --------            -------           --------            ------
                                                  --------            -------           --------            ------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Note 35 - Statements for Incorporation in the Financial Statements of PEC
(cont'd)

        C. Adjustment of the nominal historical income to the income for the purpose of PEC:


                                                                      Year ended
                                                   -----------------------------
                                                   December 31       December 31
                                                          1997              1996
                                                   -----------       -----------

    Nominal historical net income as per
     the statement of earnings                         79,907             80,102

    Adjustment of differences relating to
     the following items:                               1,245                405

    Advances from apartment purchasers                                      (195)
    Construction work and land                           (544)            (2,677)
    The Company's equity in the net earnings
     of investee companies                                657             (1,355)
    Income from investments and fixed assets           (1,881)                19
    Financing                                             854             (2,609)
    Depreciation and amortization                      (3,169)            (3,287)
    Deferred taxes                                      9,113              8,370
    Minority interest in earnings                      (1,758)              (701)
    Others                                                172               (526)
                                                   -----------       -----------
    Net income for the special purpose
     statement of earnings                             84,570             77,546
                                                   -----------       -----------
                                                   -----------       -----------


                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Annex - Percentage of Holding in Investee Companies as at December 31, 1997

                                                                          1997                                 1996
                                                     -------------------------           --------------------------
                                                        Percent of holding (1)               Percent of holding (1)
                                                     -------------------------           --------------------------
                                                      Voting            Equity             Voting            Equity
                                                     -------           -------            -------           -------
                                                         %                 %                  %                 %
                                                     -------           -------            -------           -------
  Subsidiary companies

  Bayside Land Corporation Ltd.*(2)                    70.58             64.42             71.12            64.87
  Hadarim Properties Ltd. (3)                          90.00             90.00             90.00            90.00
  Naveh Building & Development Ltd.                    90.00             90.00             90.00            90.00
  "Gad" Building Company Ltd.                          90.00             90.00             90.00            90.00
  "Ispro" The Israeli Properties
   Rental Corp. Ltd.                                   66.38             66.38             65.26            65.26
  Shadar Building Company Ltd.                        100.00            100.00            100.00           100.00
  Merkaz Herzlia "A" Ltd.                             100.00            100.00            100.00           100.00
  Merkaz Herzlia "B" Ltd. (4)                         100.00             74.16            100.00            74.16
  "Hon" Investment and Trust
   Company Ltd.                                       100.00            100.00            100.00           100.00
  Property and Building
   (Finance 1986) Ltd.                                100.00            100.00            100.00           100.00
  Aclim 2000 for Ecology Ltd.                         100.00            100.00            100.00           100.00
  "Gilat" Building and Housing
   in Development Areas Ltd.                          100.00            100.00            100.00           100.00
  Nichsei Nachalat Beit
   Hashoeva B.M.(5)                                   100.00            100.00             50.00            50.00
  Em Hamoshavot - Hatzafone
   Hachadash                                          100.00            100.00

  Affiliated companies

  Science Based Industries
   Campus Ltd.                                         50.00             50.00             50.00            50.00
  Mehadrin Ltd.                                        34.96             34.96             34.96            34.96
  Pri - Or Ltd. (6)                                                                        12.12            12.12
  Bartan Holdings and
   Investment Ltd.                                     30.93             30.93             37.19            37.19
  K.B.A Townbuilders Group Ltd. (7)                    23.06             23.06             20.59            20.59

  (1)      Including shareholding through subsidiaries.

  (2) Conversion of the Consolidated Companies will dilute the Companies' holdings from 53.76% in capital stock and 54.76% in voting.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


Annex - Percentage of Holding in Investee Companies as at December 31, 1997

    (3) The conversion of the debentures of the subsidiary will result in the dilution of the Company's holding therein to 82.86%.

            The exercise of the option warrants of the subsidiary together with the conversion of the debentures will result in the dilution of the Company's holding to 76.78%.

    (4) This shareholding entitles the Company to 97.35% of the profits distributed by way of cash dividend.

    (5)     Directly and through the Company A.A. Holdings Ltd.

    (6)     As to the diluted influence of the Consolidated Employee Option Plan
            - See Note 23(D)(2).


    Details in respect of the Equity and profits of affiliated companies (not public companies) based on their last financial statements in NIS thousands.


                                                          Equity                 Profit                Total assets
                                                 ---------------       ------------------------     ---------------
                                                 Adjusted values            Adjusted values         Adjusted values
                                                 ---------------       ------------------------     ---------------
                                                                       Before tax     After tax
                                                                       ----------    ----------
   K.B.A. Townbuilders Group Ltd.                         98,746           42,958        27,273             201,032
   Bartan Holdings and Investment
    Ltd.                                                  31,275            1,830         1,717              47,943
   Science Based Industries
    Campus Ltd.                                           17,795            5,806         3,660              22,398



             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


March 10, 1998

Somekh, Chaikin, CPA's
Tel-Aviv

Dear Sirs,

Re: Bayside Land Corporation Ltd.
    -----------------------------

We have audited the primary financial statements of Bayside Land Corporation Ltd. (hereafter - the company) at December 31, 1997 and for the year then ended, which have been adjusted on the basis of the changes in the consumer price index, in accordance with the provisions of Opinions of the Institute of Certified Public Accountants in Israel.

Based on our audits, we issued an unqualified auditors' report, dated March 10, 1998, on the above financial statements.

The attached special condensed financial statements of the company and its subsidiaries at December 31, 1997 and for the year then ended (the "special statements") were drawn up in accordance with the instructions of the company's ultimate American shareholder - PEC Israel Economic Corporation ("PEC"), solely for the purpose of inclusion in PEC's consolidated financial statements (see note to the special statements).

At the company's request, we hereby report that the special statements are presented properly, in accordance with the instructions of PEC, as explained in the note to the special statements.

Sincerely,

Kesselman & Kesselman

KESSELMAN                     COOPERS
& KESSELMAN                   & LYBRAND

certified public
accountants (Isr.)


                                                       H0-11288-90008972

March 10, 1998

Naveh Building and Development Limited
Tel-Aviv

Dear Sirs,

Re: Naveh Building and Development Limited
    --------------------------------------

We have audited the primary financial statements of Naveh Building and Development Limited (hereafter - the company) at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which have been adjusted on the basis of the changes in the consumer price index, in accordance with the provisions of Opinions of the Institute of Certified Public Accountants in Israel.

Based on our audits, we issued an unqualified auditors' report, dated March 1, 1997, on the above financial statements.

The attached special condensed financial statements of the company and its subsidiaries at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 (the "special statements") were drawn up in accordance with the instructions of the company's ultimate American shareholder
- PEC Israel Economic Corporation ("PEC"), solely for the purpose of inclusion in PEC's consolidated financial statements (see note to the special statements).

At the company's request, we hereby report that the special statements are presented properly, in accordance with the instructions of PEC, as explained in the note to the special statements.

Sincerely,

Kesselman & Kesselman

    Tambour Limited and Subsidiaries
    Financial Statements
    December 31, 1997

                                                Tambour Limited and Subsidiaries

Financial Statements as at December 31, 1997
--------------------------------------------------------------------------------


CONTENTS

                                                                              PAGE
                                                                              ----

Auditor's Report                                                               1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Income                                              4

Statement of Changes in Shareholders' Equity                                   5

Consolidated Statements of Cash Flows                                          6

Balance Sheets--The Company                                                    9

Statements of Income--The Company                                             11

Statements of Cash Flows--The Company                                         12

Notes to the Financial Statements                                             14

Appendix                                                                      61

                          [LETTERHEAD OF SOMEKH CHAIKIN]


Tirat HaCarmel, March 6, 1998


REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS
TAMBOUR LIMITED

    We have audited the accompanying balance sheets of Tambour Ltd. ("the Company") as at December 31, 1997 and 1996 and the consolidated balance sheets of the Company and its subsidiaries as at such dates, and the related statements of income, changes in shareholders' equity, and cash flows, of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's Management.

    Our responsibility is to express an opinion on these financial statements based on our audits.

    We did not audit the financial statements of certain subsidiaries, whose assets constitute 10.5% and 9.5% of the total consolidated assets as at December 31, 1997 and 1996, respectively, and whose revenues constitute 7.5% of the total consolidated revenues for the years ended December 31, 1997 and 1996, respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

    We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973 and, accordingly, we have performed such auditing procedures as we have considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

    Condensed statements of the Company in historical values which form the basis of the adjusted statements appear in Note 21 to the financial statements.

    In our opinion, based on our audit and on the reports of other auditors, the above mentioned financial statements present fairly, in all material respects, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1997 and 1996, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel, consistently applied.

    Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 23 to the financial statements.


    Somekh Chaikin

    Certified Public Accountants (Israel)

Consolidated Balance Sheets as at December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997


                                                                                         1997            1996
                                                                                     -----------     ------------
                                                                           NOTE     NIS THOUSANDS   NIS THOUSANDS
                                                                         ---------  --------------  --------------

Current assets

Cash and cash equivalents                                                                 31,409          61,277

Marketable securities                                                            3        52,782          55,806

Accounts receivable--trade                                                      4A       187,115         166,280

Other receivables                                                               4B        26,383          25,895

Bank deposits                                                                   5A        17,191           3,561

Inventories                                                                      6       105,274         110,875
                                                                                         -------         -------
                                                                                         420,154         423,694
                                                                                         -------         -------
Investments and long-term assets

Affiliated companies                                                            7B        31,603          21,257

Bank deposits and other receivables                                             5B         3,545          19,927

Deferred taxes, net                                                            17C           266             189
                                                                                         -------         -------
                                                                                          35,414          41,373

Property, plant and equipment                                                    8

Cost                                                                                     529,169         616,910

Less: Accumulated depreciation                                                           327,097         415,301
                                                                                         -------         -------
                                                                                         202,072         201,609
                                                                                         -------         -------
Intangible assets and deferred charges                                           9         1,503          15,045
                                                                                         -------         -------
                                                                                         659,143         681,721
                                                                                         -------         -------
                                                                                         -------         -------


    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries
--------------------------------------------------------------------------------

                                                                                         1997            1996
                                                                                      ----------     ------------
                                                                           NOTE     NIS THOUSANDS   NIS THOUSANDS
                                                                         ---------  --------------  --------------

Current liabilities

Bank credits and others                                                         10        26,395          25,211

Accounts payable--trade                                                        11A        39,444          38,611

Other accounts payable                                                         11B        50,729          40,160

Dividend declared                                                               22        44,842          53,494
                                                                                         -------         -------
                                                                                         161,410         157,476
                                                                                         -------         -------

Long-term liabilities

Long-term debt                                                                 12A         3,532           3,926

Convertible debentures of a subsidiary                                         12B        --               3,089

Liability regarding termination of employee-employer relationship,
  net                                                                           13         8,008           2,102

Deferred taxes, net                                                             17C        7,511           4,804
                                                                                         -------         -------

                                                                                          19,051          13,921
                                                                                         -------         -------

Minority interest                                                                         37,152          37,100
                                                                                         -------         -------

Liens, guarantees contingencies and commitments                                 15

Shareholders' equity                                                            14

Common stock                                                                              97,307          97,307

Paid-in capital                                                                          228,742         228,742

Retained earnings                                                                        116,588         148,282
                                                                                         -------         -------
                                                                                         442,637         474,331

Less: Company shares held by subsidiary                                                    1,107           1,107
                                                                                         -------         -------
                                                                                         441,530         473,224
                                                                                         -------         -------
                                                                                         659,143         681,721
                                                                                         -------         -------
                                                                                         -------         -------

    The accompanying notes and appendix are an integral part of the financial statements.


----------------------------------------------
JACOB ESHEL--ACTING CHAIRMAN

----------------------------------------------
REUBEN SHULSTEIN--DIRECTOR AND GENERAL MANAGER

March 6, 1998

Consolidated Statements of Income for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                         1997           * 1996           1995
                                                                     ----------      -----------     -----------
                                                           NOTE     NIS THOUSANDS   NIS THOUSANDS   NIS THOUSANDS
                                                         ---------  --------------  --------------  --------------

Revenue from sales                                             19A       631,134         634,966         594,820

Cost of sales                                                  19B       412,763         418,190         397,284
                                                                         -------         -------         -------
Gross profit                                                             218,371         216,776         197,536
                                                                         -------         -------         -------

Selling and marketing expenses                                 19C       127,036         110,524          95,111

General and administrative expenses                            19D        47,191          41,269          36,875
                                                                         -------         -------         -------
                                                                         174,227         151,793         131,986
                                                                         -------         -------         -------
Operating income                                                          44,144          64,983          65,550

Finance expenses, net                                          19E        (1,402)         (5,745)         (2,839)

Other income (expenses), net                                   19F          (804)          1,189           4,031
                                                                         -------         -------         -------
Income before income taxes                                                41,938          60,427          66,742

Income taxes                                                   17E        14,336          23,785          27,851
                                                                         -------         -------         -------
Net income after income taxes                                             27,602          36,642          38,891

Equity in income (losses) of affiliated companies,
  net                                                                       766              30            (653)

Minority interest in subsidiaries' income                                (1,711)         (2,233)           (833)
                                                                         -------         -------         -------
Net income from continuing operations                                    26,657          34,439          37,405

Income from discontinued operations, net                      19G         4,956           1,438          --
                                                                         -------         -------         -------

Net income for the year                                                   31,613          35,877          37,405
                                                                         -------         -------         -------
                                                                         -------         -------         -------

Earnings per NIS 1 par value of shares--in NIS:

Primary and diluted earnings per share--continuing
  operations                                                                0.44            0.55            0.62
                                                                         -------         -------         -------
                                                                         -------         -------         -------

Primary and diluted earnings per share-- discontinued
  operations                                                                0.08            0.04          --
                                                                         -------         -------         -------
                                                                         -------         -------         -------

Primary and diluted earnings per share--net income                          0.52            0.59            0.62
                                                                         -------         -------         -------
                                                                         -------         -------         -------

*   Reclassified--See Note 2U.

    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                               PROCEEDS FROM                      COMPANY
                                   SHARE                           ISSUE         RETAINED     SHARES HELD BY
                                  CAPITAL         PREMIUM       OF WARRANTS      EARNINGS      SUBSIDIARIES        TOTAL
                               -------------   ------------    -------------  -------------   ---------------- --------------
                               NIS THOUSANDS   NIS THOUSANDS   NIS THOUSANDS  NIS THOUSANDS    NIS THOUSANDS   NIS THOUSANDS
                              ---------------  --------------  -------------  --------------  ---------------  --------------

Balance as at
 December 31, 1994                  97,307          203,609         25,133         195,452          --              521,501

Changes during 1995:

Expiration of warrants                --            *25,133       *(25,133)         --              --               --

Net income                            --               --             --            37,405          --               37,405

Dividend                              --               --             --           (23,689)         --              (23,689)
                                    ------          -------    -------------       -------          ------          -------

Balance as at
 December 31, 1995                  97,307          228,742          --            209,168          --              535,217

Changes during 1996

Net income                           --               --             --             35,877          --               35,877

Dividend**                           --               --             --            (96,763)         --              (96,763)

Company shares held by
  subsidiary                         --               --             --             --              (1,107)          (1,107)
                                    ------          -------    -------------       -------          ------          -------

Balance as at
 December 31, 1996                  97,307          228,742          --            148,282          (1,107)         473,224

Changes during 1997

Net income                           --               --             --             31,613          --               31,613

Dividend ***                         --               --             --            (63,307)         --              (63,307)
                                    ------          -------    -------------       -------          ------          -------

Balance at
 December 31, 1997                  97,307          228,742          --            116,588          (1,107)         441,530
                                    ------          -------    -------------       -------          ------          -------
                                    ------          -------    -------------       -------          ------          -------

------------------------

*   Net of issue and registration expenses, after tax effect.

**  Including dividend declared of NIS 53,494 thousand.

*** Including dividend declared subsequent to the balance sheet date of NIS
    44,842 thousand.


    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Consolidated Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                      1997             1996              1995
                                                                 ------------      ------------     ------------
                                                                 NIS THOUSANDS     NIS THOUSANDS    NIS THOUSANDS
                                                                 -------------    --------------    -------------

Cash flows from operating activities

Net income for the year                                                31,613            35,877           37,405

Reconciliation of net income to net cash provided by operating
  activities (a)                                                        6,400            59,793           29,774
                                                                      -------           -------          -------
Net cash provided by operating activities                              38,013            95,670           67,179
                                                                      -------           -------          -------
Cash flows from investing activities:

Acquisition of shares in an affiliated company that becomes a
  subsidiary (b)                                                       --                  (629)          (1,081)

Acquisition of shares of newly-consolidated subsidiary (c)             --               (47,304)           --

Additions to property, plant and equipment                            (34,694)          (42,639)         (44,172)

Proceeds from sale of property, plant and equipment                     1,941             3,281            2,273

Sales (Purchases) of marketable securities, net                         6,008            17,587           (3,944)

Investments in affiliated companies and others                         (6,106)             (239)            (800)

Proceeds (Payment) from sale of affiliate                                (135)             --                159

Loans to affiliated companies                                          --                (7,145)          (5,485)

Collections of loans to affiliated companies                           --                   425              800

Proceeds from sale of operations in subsidiary                         42,637             --              --

Long-term bank deposits and other long-term receivables                 4,789            81,839           42,268

Long-term bank deposits and long-term debt                              --              (20,044)          (4,673)

Acquisition of shares of subsidiary                                    (7,407)             (748)          (1,728)

Investment in intangible assets and deferred charges                    --                 (248)           --
                                                                      -------           -------          -------
Net cash provided by (used in) investment activities:                   7,033           (15,864)         (16,383)
                                                                      -------           -------          -------
Cash flows from financing activities:

Dividend distributed                                                  (71,959)          (43,269)         (36,479)

Dividend to minority in subsidiary                                       (713)          (10,023)          --

Increase (Decrease) in short-term bank credits, net                       329             6,877           (3,702)

Receipt of long-term debt                                               1,235             1,990            1,163

Repayment of long-term debt                                            (3,936)           (4,942)          (1,720)

Acquisition of company shares by subsidiary                            --                (1,107)          --

Proceeds from redemption of debentures in subsidiary                       69                71           --

Premium from the minority                                                  61              --             --
                                                                      -------           -------          -------
Net cash used in financing activities                                 (74,914)          (50,403)         (40,738)
                                                                      -------           -------          -------
Increase (Decrease) in cash and cash equivalents                      (29,868)           29,403           10,058

Balance of cash and cash equivalents at beginning of year              61,277            31,874           21,816
                                                                      -------           -------          -------

Balance of cash and cash equivalents at end of year                    31,409            61,277           31,874
                                                                      -------           -------          -------
                                                                      -------           -------          -------

    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997



                                                                         1997            1996            1995
                                                                    --------------  --------------  --------------
                                                                    NIS THOUSANDS   NIS THOUSANDS   NIS THOUSANDS
                                                                    --------------  --------------  --------------

(a) Reconciliation of net income to net cash provided by operating activities

Income and expenses not involving cash flows:

Depreciation and amortization                                             30,637          34,458          29,188

Deferred taxes, net                                                        3,018          11,320             763

Increase in liability regarding termination of employee - employer
  relationship, net                                                        1,224             348             425

Minority interest in earnings of subsidiaries                              7,534           3,212             833

Equity in losses (earnings) of affiliated companies, net                    (766)            (30)            653

Income from sale of operations                                           (10,229)         --              --

Loss (Gain) on sale of affiliates                                              2             220            (159)

Capital gains, net                                                        (1,223)           (973)         (1,820)

Erosion of loans and long-term debt, net                                    (175)         (1,008)           (302)

(Increase) Decrease in value of marketable securities                     (2,984)           (164)            538

Increase in value of bank deposits                                        (1,063)         (1,919)         (2,959)

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable--trade                        (21,767)          4,525         (19,437)

(Increase) Decrease in other receivables                                    (706)           (804)         28,629

(Increase) Decrease in inventories                                        (1,828)         20,674             185

Increase (Decrease) in accounts payable--trade                               935         (12,382)        (10,581)

Increase in other accounts payable                                         3,791           2,316           3,818
                                                                         -------         -------         -------
                                                                           6,400          59,793          29,774
                                                                         -------         -------         -------
                                                                         -------         -------         -------

(b) Acquisition of shares in an affiliated company that became a consolidated company *:

Assets and liabilities of the affiliated company as at the date of acquisition (net of cash):

Working capital (net of cash)                                             --               4,348          13,799

Fixed assets, net                                                         --               1,782          25,660

Deferred charges, net                                                     --              --                 695

Long-term liabilities                                                     --              --              (1,791)

Deferred Taxes                                                            --                  36          --

Goodwill created on acquisition                                           --                  48             857

Minority interest at date of acquisition                                  --              (2,669)        (19,047)
                                                                         -------         -------         -------

                                                                                           3,545          20,173

Investment on equity basis as at date of becoming a consolidated
  company                                                                 --              (2,916)        (19,092)
                                                                         -------         -------         -------
                                                                          --                 629           1,081
                                                                         -------         -------         -------
                                                                         -------         -------         -------

------------------------
*   As follows:
    (1996)- Chemitas (1988) Ltd.
    (1995)- Serafon Resinous Chemicals Ltd.

    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                         1997             1996             1995
                                                                      -----------    ------------      ------------
                                                                     NIS THOUSANDS   NIS THOUSANDS     NIS THOUSANDS
                                                                    ---------------  --------------  -----------------
(c) Acquisition of shares in a newly consolidated subsidiary **:
Assets and liabilities of Kedem Chemicals Ltd. as at the date of acquisition (net of cash):
Working capital (net of cash)                                                --            35,337           --
Fixed assets, net                                                            --            21,445           --
Intangible assets, net                                                       --             1,062           --
Long term liabilities                                                        --            (7,344)          --
Goodwill at date of acquisition                                              --            15,788           --
Minority interest at date of acquisition                                     --           (18,984)          --
                                                                          ------          -------         -------
                                                                             --            47,304           --
                                                                          ------          -------         -------
                                                                          ------          -------         -------
** See Note 19G

(d) Significant non-cash transactions:
Long-term receivables on sale of fixed assets                                666           --              560
                                                                          ------          -------         -------
                                                                          ------          -------         -------
Fixed assets acquired under credit                                         1,584            1,170           --
                                                                          ------          -------         -------
                                                                          ------          -------         -------
Minority portion of dividend declared by a subsidiary                        --            --              263
                                                                          ------          -------         -------
                                                                          ------          -------         -------
Dividend declared                                                         44,842           53,307           --
                                                                          ------          -------         -------
                                                                          ------          -------         -------

    The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited
Balance Sheets as at December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                                         1997            1996
                                                                                    -------------   --------------
                                                                           NOTE     NIS THOUSANDS   NIS THOUSANDS
                                                                         ---------  --------------  --------------
Current assets
Cash and cash equivalents                                                                  6,052          52,077
Marketable securities                                                            3        49,172          55,806
Accounts receivable--trade                                                      4A        99,575          83,934
Other receivables                                                               4B        42,214          35,970
Bank deposits                                                                   5A        17,191           3,561
Inventories                                                                     6         80,821          73,898
                                                                                         -------         -------
                                                                                         295,025         305,246
                                                                                         -------         -------
Investments and long-term assets
Subsidiaries and affiliates                                                      7       119,805         106,711
Bank deposits and other receivables                                             5B         2,600          19,422
                                                                                         -------         -------
                                                                                         122,405         126,133
                                                                                         -------         -------
Property, plant and equipment                                                    8
Cost                                                                                     400,323         485,868
Less: Accumulated depreciation                                                           262,402         350,971
                                                                                         137,921         134,897
                                                                                         -------         -------
Intangible assets and deferred charges                                           9           147             189
                                                                                         -------         -------
                                                                                         555,498         566,465
                                                                                         -------         -------
                                                                                         -------         -------


    The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

                                                                                             1997            1996
                                                                                        -----------      -----------
                                                                               NOTE     NIS THOUSANDS   NIS THOUSANDS
                                                                             ---------  --------------  --------------
Current liabilities
Bank credits                                                                        10        16,155             103
Accounts payable--trade                                                            11A        17,119          11,498
Other accounts payable                                                             11B        29,175          24,224
Dividend declared                                                                   22        45,000          53,494
                                                                                             -------         -------
                                                                                             107,449          89,319
                                                                                             -------         -------
Long-term liabilities
Liability regarding termination of employee--employer relationship, net             13         2,512           1,604
Capital notes issued to subsidiaries                                               12C         2,065           2,209
Deferred taxes, net                                                                17C         1,942             109
                                                                                             -------         -------
                                                                                               6,519           3,922
                                                                                             -------         -------
Liens, guarantees, contingencies and commitments                                    15
Shareholders' equity                                                                14
Share capital                                                                                 97,307          97,307
Paid-in capital                                                                              228,742         228,742
Retained earnings                                                                            116,588         148,282
                                                                                             -------         -------
                                                                                             442,637         474,331
Less: Company shares held by subsidiary                                                        1,107           1,107
                                                                                             -------         -------
                                                                                             441,530         473,224
                                                                                             -------         -------
                                                                                             555,498         566,465
                                                                                             -------         -------
                                                                                             -------         -------

    The accompanying notes and appendix are an integral part of the financial statements.


---------------------------------------------
Jacob Eshel-Acting Chairman

---------------------------------------------
Reuben Shulstein-Director and General Manager

March 6, 1998

                                                                 Tambour Limited

Statements of Income for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                           1997            1996            1995
                                                                      ------------    ------------     -----------
                                                             NOTE     NIS THOUSANDS   NIS THOUSANDS   NIS THOUSANDS
                                                           ---------  --------------  --------------  --------------
Revenue from sales                                               19A       440,398         446,279         466,907
Cost of sales                                                    19B       281,833         289,083         300,287
                                                                           -------         -------         -------
Gross profit                                                               158,565         157,196         166,620
                                                                           -------         -------         -------
Selling and marketing expenses                                   19C        90,164          78,039          77,969
General and administrative expenses                              19D        31,700          27,297          27,226
                                                                           -------         -------         -------
                                                                           121,864         105,336         105,195
                                                                           -------         -------         -------
Operating income                                                            36,701          51,860          61,425
Finance income (expense), net                                    19E         3,232          (1,659)            213
Other income, net                                                19F         2,016           3,001           2,157
                                                                           -------         -------         -------
Income before income taxes                                                  41,949          53,202          63,795
Income taxes                                                     17E        13,243          19,961          25,935
                                                                           -------         -------         -------
Net income after income taxes                                               28,706          33,241          37,860
Equity in earnings (losses) of subsidiaries and
  affiliates, net                                                            2,907           2,636            (455)
                                                                           -------         -------         -------
Net income for the year                                                     31,613          35,877          37,405
                                                                           -------         -------         -------
                                                                           -------         -------         -------
Earnings per NIS 1 par value of shares--in NIS:                  16
                                                                           -------         -------         -------
                                                                           -------         -------         -------
Primary and diluted earnings per share                                       0.52            0.59            0.62
                                                                           -------         -------         -------
                                                                           -------         -------         -------

    The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                         1997            1996            1995
                                                                    -----------      ----------      ------------
                                                                    NIS THOUSANDS   NIS THOUSANDS   NIS THOUSANDS
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
Net income for the year                                                   31,613          35,877          37,405
Reconciliation of net income to net cash provided by operating
  activities (a)                                                          (3,114)         38,147          21,509
                                                                         -------         -------         -------
Net cash provided by operating activities                                 28,499          74,024          58,914
                                                                         -------         -------         -------
Cash flows from investing activities:
Purchases of property, plant and equipment                               (21,999)        (28,909)        (38,155)
Proceeds from sale of property, plant and equipment                          662           1,299           1,092
Sales (Purchases) of marketable securities, net                            9,563           7,257          (3,196)
Investments in affiliates and subsidiaries                                (7,732)        (53,866)         (3,659)
Proceeds from sale of affiliate                                              --           21,927             159
Loans to affiliates and subsidiaries                                      (4,707)         (9,536)         (8,288)
Long-term bank deposit and other long-term receivables                       --          (20,044)         (4,673)
Collections of loans to affiliates and subsidiaries                          194             883           5,063
Investment in capital notes of affiliates and subsidiaries                   --          (22,902)           --
Long-term bank deposits and long-term debt                                 4,559          81,698          42,154
Dividend received from affiliated subsidiaries' companies                    913          14,305            --
Investment in intangible assets                                              --             (232)           --
                                                                         -------         -------         -------
Net cash used in investment activities                                   (18,547)         (8,120)         (9,503)
                                                                         -------         -------         -------
Cash flows from financing activities:
Dividend distributed                                                     (72,029)        (43,269)        (36,479)
Increase (Decrease) in short-term bank credits, net                       16,052             (40)            127
                                                                         -------         -------         -------
Net cash used in financing activities                                    (55,977)        (43,309)        (36,352)
                                                                         -------         -------         -------
Increase (Decrease)in cash and cash equivalents                          (46,025)         22,595          13,059
Balance of cash and cash equivalents at beginning of year                 52,077          29,482          16,423
                                                                         -------         -------         -------
Balance of cash and cash equivalents at end of year                        6,052          52,077          29,482
                                                                         -------         -------         -------
                                                                         -------         -------         -------

    The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1997

                                                                        1997             1996             1995
                                                                     ----------       ----------      -----------
                                                                    NIS THOUSANDS    NIS THOUSANDS   NIS THOUSANDS
                                                                   ---------------  ---------------  --------------
(a) Reconciliation of net income to net cash provided by
  operating activities
Income and expenses not involving cash flows;
Depreciation and amortization                                               19,241        22,749           22,812
Deferred taxes, net                                                          1,840         9,783              221
Increase in liability regarding termination of employee -
  employer relationship, net                                                   908           227              177
Equity in (earnings) losses of subsidiaries and affiliates,
  net                                                                       (2,907)       (2,636)             455
Loss (Gain) on sale of subsidiaries and affiliates                              --           220             (159)
Capital gains, net                                                            (402)         (778)            (879)
Erosion of loans and long-term debt, net                                      (266)         (521)             409
Increase in value of marketable securities                                  (2,929)         (698)            (210)
Increase in value of bank deposits                                          (1,063)       (1,919)          (2,959)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable--trade                          (15,641)        1,257          (15,791)
(Increase) Decrease in other receivables                                    (5,060)        2,877           22,868
(Increase) Decrease in inventories                                          (6,923)       17,036           (1,562)
Increase (Decrease) in accounts payable--trade                               5,621        (8,837)          (7,577)
Increase (Decrease) in other accounts payable                                4,467          (613)           3,704
                                                                   ---------------        ------          -------
                                                                            (3,114)       38,147           21,509
                                                                   ---------------        ------          -------
                                                                   ---------------        ------          -------
(b) Non cash transactions:

Dividend Declared                                                           45,000        53,494             --
                                                                   ---------------        ------          -------
                                                                   ---------------        ------          -------
Fixed assets acquired under credit                                           1,536         1,052             --
                                                                   ---------------        ------          -------
                                                                   ---------------        ------          -------

    The accompanying notes and appendix are an integral part of the financial statements.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 1--General

    Tambour Limited (hereafter "the Company") manufactures and markets a wide range of paints and coating materials, and is also involved, through its affiliated and subsidiary companies (hereafter the consolidation or the group), in detergents and disinfectants for the institutional and retail markets, in the treatment of water and waste, industrial oils the treatments of metals and the production of emulsions, polymers additives for the construction industry and printing inks.

Note 2--Reporting and Accounting Policies

A. Definitions

    In these financial statements--

    (1) Subsidiary--A company and partnerships whose financial statements are fully consolidated with those of the Company.

    (2) Affiliate--A company other than a consolidated company, including partnership which is included directly or indirectly, in the Company's financial statements on the equity basis.

    (3) Goodwill--The excess of the cost of an investment in shares over the adjusted balance sheet value at the date of acquisition.

    (4) Related parties--As defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

    (5) Interested parties--As defined in paragraph 1(1) of the Securities
        Law.

    (6) Index--The consumer price index published by the Central Statistics Institute.

B. Financial statements in adjusted values

    (1) The Company prepares its financial statements on a historical cost basis adjusted for changes in the general purchasing power of the Shekel (Note 21 presents condensed financial statement data of the Company in nominal values).

    (2) The adjusted values of non-monetary assets do not necessarily represent the value of those assets in the market or to the business, but rather their cost adjusted for the changes in the general purchasing power of the Shekel.

    (3) In the adjusted financial statements, the words "cost" and "equity" signify adjusted cost and adjusted equity.

    (4) All comparative figures from previous years (including monetary items) are adjusted to the index of the end of the current year.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

C. Principles of adjustment

    (1) The Balance Sheet

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

    (2) Statements of Income

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

        c. The equity in the operating results of affiliated companies and the minority interest of consolidated subsidiaries operating results, were determined based on the adjusted financial statements of the respective companies.

        d. Finance income (expense), net, which cannot be calculated separately, is derived from the other elements of the financial statements. The item contains, inter alia, amounts required to correct various items in the statement of income for the inflationary component of the finance expenses incorporated therein.

        e. Income taxes--Current taxes consist of advance payments made during the year and amounts due at the balance sheet date (or net of amounts to be refunded as of the balance sheet date). The advance payments are adjusted on the basis of the index at the time of each payment, while the amounts due (or refund due) are not adjusted. Therefore, the current taxes include the expense resulting from the erosion in value of the payments on account of income taxes from payment date to the balance sheet date. Deferred taxes--see Notes 2K and 17C

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

C. Principles of adjustment (cont'd)

    (3) Statement of Changes in Shareholders' Equity

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

D. Consolidation of the financial statements

    (1) The consolidated financial statements include the financial statements of the Company and its subsidiaries.

        A list of the companies whose financial reports are included in the consolidated financial statements and the extent of ownership and control of them, appears in the Appendix to the financial statements.

    (2) Goodwill represents the excess of acquisition cost of the investment in subsidiaries over the fair value of the identifiable assets less the fair value of the identifiable liabilities (after recording deferred taxes from temporary differences) upon acquisition.

    (3) The excess of acquisition cost ascribed to assets and liabilities is included in the appropriate balance sheet items.

    (4) Goodwill is included in the Consolidated Balance Sheet as part of "Intangible assets and deferred charges" and is amortized on a straight-line basis over 10 years. Such balances pertaining to acquisitions prior to 1995 are amortized over five years.

    (5) All intercompany balances, transactions and income from intercompany sales not yet realized outside the group--have been eliminated.

E. Investments in subsidiaries, affiliates and partnerships

    (1) Investments in companies and partnerships are included on the equity basis which, according to management, does not exceed their fair value.

    (2) In calculating the company's share in equity, anticipated losses from the redemption of convertible securities issued by subsidiaries are taken into consideration if redemption or conversion is considered probable. No such losses have been included in these financial statements since the redemption or conversion of these securities is not considered probable.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

E. Investments in subsidiaries, affliates and partnerships (cont'd)

    (3) Income from sales not yet realized outside the group have been eliminated.

    (4) Amortization of goodwill--see note 2D(4)

F. Cash and cash equivalents

    Cash and cash equivalents include short-term deposits in banks for an original period of up to three months.

G. Inventories

    Inventories are carried at the lower of cost or market value. The cost is determined mainly as follows:

    Raw materials and packaging materials--moving average method.

    Finished products--based on computed costs of production, including raw materials, packaging materials, labor and fringe benefits and other production costs.

    Work in progress--based on raw materials plus actual production costs.

H. Allowance for doubtful accounts

    The financial statements include allowances for doubtful accounts that reflect fairly, based upon management's estimation, the losses included in accounts receivable, the collection of which is doubtful.

    The allowance for doubtful accounts is computed mainly at the rate of 8.5% of the open balances of accounts receivable and, in small part specifically for accounts which are, in management opinion, doubtful. Accounts receivable that, in management's opinion, are uncollectible, are written-off.

I. Marketable securities

    Short-term marketable securities are presented on the basis of their market value on the balance sheet date.

    The changes in their value are included in the statement of income.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

J. Property, plant and equipment

    (1) Property, plant and equipment are presented at cost.

    (2) The cost of assets for which an investment grant was received is reflected net of the amount of the grant.

    (3) Improvements are added to the cost of assets, while maintenance and repair expenses are expenses as incurred.

    (4) Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

        Annual depreciation rates:

                                                               %
                                                           ---------
       Buildings                                                5-10
       Machinery and equipment                                  5-20
       Motor vehicles                                          15-20
       Computers                                               20-33
       Furniture and office equipment                          6-100
       Leasehold improvements                           .       6-20

    (5) Assets leased by capital lease are presented as Company assets at their normal purchase price (without the financing element), and depreciated at the accepted rates for such assets. Lease amounts payable in coming years, after deduction of the inherent finance element, are included in liabilities. The interest on these amounts is accrued currently and included in the statement of income.

    (6) Land lease from The Israel Land Registry is amortized over the period of the lease.

    (7) Some property, plant and equipment has been reduced to realization value.

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

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

K. Deferred taxes (cont'd)

    Deferred taxes included in current assets pertain to current items (inventory, provisions for vacation, etc.). Deferred taxes included in "Investments and long-term debit balances" and in "Long-term liabilities" pertain to items that are not current (property, plant and equipment, liability regarding termination of employee-employer relationship etc.).

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

L. Intangible assets and deferred charges, net

    (1) Know-how and patent rights, manufacturing and distribution rights and foundation costs--are stated at amortized cost and amortized on the straight-line basis over 5-8 years upon commencement of their utilization over their anticipated period benefits.

    (2) Goodwill of subsidiaries is presented at amortized cost and is amortized in equal annual installments over 10 years.

    (3) Issue costs of convertible debentures of a subsidiary are amortized in equal annual installments through the date of redemption of the debentures.

    (4) The book value of the intangible assets and deferred charges does not exceed their economical value as of the balance sheet date.

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

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

N. Earnings per share (cont'd)

    Computation of the diluted earnings per share takes into account convertible securities issued by the Company and by a subsidiary that were not included in the computation of the primary earnings per share, if their exercise does not lead to an increase in earnings per share (anti-dilutive effect).

O. Foreign currency and linkage

    (1) Assets (other than securities) and liabilities denominated in or linked to a foreign currency are stated at the representative exchange rates published by the Bank of Israel on the balance sheet date.

        Assets (other than securities) and liabilities linked to the Consumer Price Index are stated at the linkage terms determined for each balance.

    Data on Consumer Price Indices and exchange rates:

                                                 December 31                 Percentage of Change
                                       -------------------------------  -------------------------------
                                         1997       1996       1995       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------  ---------
CPI in points                              153.1      143.1      129.4       6.99      10.59       8.10
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------
U.S. dollar exchange rate                  3.536      3.251      3.135      12.79       3.70       3.88
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------

    (2) Income and expenses in foreign currency are included in the nominal statements of income in the relevant line items at the exchange rates in effect at the time of their occurrence.

    (3) Exchange rates and linkage differences occurring as a result of the adjustment of foreign currency or CPI-linked assets and liabilities, appear in the nominal statements of income in the relevant line items upon their occurrence.

P. Financial Instruments

    (1) The fair value of financial instruments (bank deposits, long-term liabilities and the components of working capital except inventory and deferred taxes) is not materially different from their book value as of the balance sheet date. Financial instruments are presented at book value as at the balance sheet date.

    (2) Foreign exchange forward contracts--results are included in the statement of Income as they occur. The amounts of foreign exchange forward contract during the period of these financial statements is immaterial.

Q. Liability regarding termination of employee-employer relationship

    The liability of the Company and its affiliates and subsidiaries regarding the termination of employee-employer relationship is covered by provisions for severance indemnities, deposits in approved pension and severance funds and managers' insurance policies.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 2--Reporting and Accounting Policies (cont'd)

R. Research and development expenses

    Research and development costs are expensed as incurred.

S. Erosion of capital notes

    The erosion of unlinked capital notes bearing no interest which were issued by the Company to subsidiaries or vice versa, is recorded directly to additional paid-in capital and not to the Statement of Income.

T. Use of estimates

    The preparations of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

U. Reclassification--Discontinued Operations

    (1) The operations of a subsidiary, Kedem Chemicals Ltd.
        (hereafter--Kedem), in the retail detergents field (hereafter - Fantastik operations) were sold during 1997 (see Note 7E(1)).

        In accordance with generally accepted accounting principles, the Statement of Income figures pertaining to the Fantastik operations which have been discontinued and are included in the prior year's comparative figures, have been reclassified to a separate line in the Consolidated Statement of Income in order to reflect the results of the group from continuing operations and in order to present the results of discontinued operations separately (see Note 19G).

        The Statement of Income comparative figures have been reclassified as of January 1996 when control over Kedem was acquired by the Company.

    (2) The comparative figures of industrial and institutional detergents operations have not been reclassified as a discontinued operation since Kedem holds a substantial part (49.9%) (the group-- 38.75%) of the affiliated company that will continue these operations. The results of these operations will be presented in the coming years in the line "Equity in income of affiliated companies, net" (see Note 7E(2)).

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 3--Marketable Securities

                                                                 Consolidated                  The Company
                                                         ----------------------------  ----------------------------
                                                         December 31,   December 31,   December 31,   December 31,
Consist of:                                                  1997           1996           1997           1996
                                                         -------------  -------------  -------------  -------------
                                                            Adjusted NIS thousands        Adjusted NIS thousands
Shares                                                           140             11            140             11
Participation certificates in mutual funds                     9,290          9,420          9,290          9,420
Debentures                                                   *43,352         46,375         39,742         46,375
                                                              ------         ------         ------         ------
                                                              52,782         55,806         49,172         55,806
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------

* Includes government convertible debentures in a subsidiary in the amount of NIS 3,610 thousand deposited in the name of a trustee for the benefit of the owners of the convertible debentures of the subsidiary. This deposit was created upon removal of a floating lien on these debentures. Upon payment of the convertible debentures in 1998, the deposit will be transferred to the subsidiary's name.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 4--Accounts Receivable--Trade and Others

    Consist of:

                                                                Consolidated                 The Company
                                                         --------------------------  ---------------------------
                                                         December 31,  December 31,  December 31,  December 31,
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  -------------
                                                           Adjusted NIS thousands       Adjusted NIS thousands
A. Trade
   Open accounts                                             129,298       120,134        68,023        61,649
   Checks receivable                                          54,409        46,461        27,569        20,226
   Related and interested parties                              7,376         4,842         9,440         8,005
   Income receivable                                           7,742         7,285           268           757
                                                         ------------  ------------  ------------       ------
                                                             198,825       178,722       105,300        90,637
   Less: Allowances for doubtful accounts                     11,710        12,442         5,725         6,703
                                                         ------------  ------------  ------------       ------
                                                             187,115       166,280        99,575        83,934
                                                         ------------  ------------  ------------       ------
                                                         ------------  ------------  ------------       ------
B. Others
   Advance payments of income taxes less provision            13,733        10,996         8,024         8,121
   Advances to suppliers                                       1,090           718           150           388
   Affiliates and subsidiaries                                    10            27        19,706        14,738
   Government institutions                                       787           196           468            62
   Deferred taxes, net (I)                                     6,566         7,019         4,599         4,606
   Employees                                                      98           172        --                52
   Prepaid expenses                                            2,151         2,472           913           966
   Short-term loans (II)                                          --           766         7,256         5,400
   Current maturities of other long-term receivables             424           533           291           401
   Other receivables                                           1,139         2,996           557         1,236
   Income receivable                                             385        --               250        --
                                                         ------------  ------------  ------------       ------
                                                              26,383        25,895        42,214        35,970
                                                         ------------  ------------  ------------       ------
                                                         ------------  ------------  ------------       ------

(I) See Note 17C

(II) December 31, 1997--in the Company, including a loan to a consolidated company in the amount of NIS 7,256 thousand, unlinked, at prime less 1% (December 31, 1996--NIS 4,727 thousand, unlinked, at 15.2% interest p.a.)

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 5--Bank Deposits and Other Receivables

Balances on linkage and interest rate basis:

                                         Annual Interest
                                           Rates as of          Consolidated                    The Company
                                           December 31    ----------------------------  ----------------------------
                                              1997        December 31,   December 31,   December 31,   December 31,
                                                %             1997           1996           1997           1996
                                         ---------------  -------------  -------------  -------------  -------------
                                                           Adjusted NIS thousands        Adjusted NIS thousands

A. Included in current assets

Current maturities of long-term bank
  deposits                                                     17,191          3,561         17,191          3,561
                                                               ------         ------         ------         ------
                                                               ------         ------         ------         ------
B. Included in investments and
  long-term assets

Deposit in a commercial bank linked to
  the index                                       4.6           8,849          8,752          8,849          8,752

Deposit in a mortgage bank linked to
  the index                                   3.1-5.3           8,342         11,393          8,342         11,393

Other receivables linked to the
  index                                         0-5.1           3,401          3,876          2,891          3,239

Other receivables linked to the
  dollar                                                          568              --             --            --
                                                               ------         ------         ------         ------
                                                               21,160         24,021         20,082         23,384
Less--current maturities of bank
  deposits                                                     17,191          3,561         17,191          3,561

Current maturities of other
  receivables                                                     424            533            291            401
                                                               ------         ------         ------         ------
                                                                3,545         19,927          2,600         19,422
                                                               ------         ------         ------         ------
                                                               ------         ------         ------         ------
Maturity Dates:
Second year                                                       901         17,016            552         16,885
Third year                                                        694            395            287            302
Fourth year                                                       395            395            301            302
Fifth year                                                        411            395            316            302
Thereafter                                                      1,144          1,726          1,144          1,631
                                                               ------         ------         ------         ------
                                                                3,545         19,927          2,600         19,422
                                                               ------         ------         ------         ------
                                                               ------         ------         ------         ------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 6--Inventories

    Consist of:

                                                                Consolidated                 The Company
                                                         --------------------------  ----------------------------
                                                         December 31,  December 31,  December 31,   December 31,
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
                                                           Adjusted NIS thousands       Adjusted NIS thousands
Finished products                                             45,793        46,646        32,809         28,397
Work-in-process                                                9,419         5,563         9,374          5,561
Raw material and packing materials                            47,315        53,534        36,323         35,626
In transit                                                     2,747         5,132         2,315          4,314
                                                         ------------  ------------       ------         ------
                                                             105,274       110,875        80,821         73,898
                                                         ------------  ------------       ------         ------
                                                         ------------  ------------       ------         ------

Note 7--Subsidiaries and Affiliates

A. Consolidated subsidiaries

                                                                                            The Company
                                                                                     --------------------------
                                                                                     December 31,  December 31,
                                                                                         1997          1996
                                                                                     ------------  ------------
                                                                                       Adjusted NIS thousands
Investment on equity basis, loans and capital notes
Balance of investments as at December 31, 1991                                            16,852        16,852
Additions, at cost                                                                        67,384        59,652
Dividend from subsidiaries                                                               (15,547)      (14,634)
Share in accumulated income net since January 1, 1992                                     10,181         8,977
Erosion of capital notes                                                                   1,507        --
Affiliate that became a consolidated subsidiary                                            7,802         7,802
Reductions                                                                               (21,927)      (21,927)
Company shares held by subsidiary                                                         (1,107)       (1,107)
                                                                                     ------------  ------------
Balance of investments at end of year (I)                                                 65,145        55,615
Capital notes (II)                                                                        23,627        25,278
Long-term loans and debit balances (see C below)                                           9,086         4,541
                                                                                     ------------  ------------
                                                                                          97,858        85,434
                                                                                     ------------  ------------
                                                                                     ------------  ------------

(I)  Including deferred credit not yet fully amortized--see note 9.

(II) Unlinked, bearing no interest

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 7--Subsidiaries and Affiliates (cont'd)

B. Affiliates



                                                               Consolidated                   The Company
                                                      ------------------------------  ----------------------------
                                                      December 31,    December 31,    December 31,   December 31,
                                                          1997            1996            1997           1996
                                                      ------------  ----------------  -------------  -------------
                                                          Adjusted NIS thousands          Adjusted NIS thousands
Investment on equity basis, loans and capital notes
Balance of investments as at December 31, 1991             10,942         10,942            803            803
Additions at cost (I)                                      25,982         16,230         11,728         11,728
Share in accumulated loss, net, since 1.1.92 (I)             (532)          (954)          (675)        (1,305)
Reductions                                                    258           (157)          (157)          (157)
                                                      ------------       -------         ------         ------
Balance at end of year                                     36,650         26,061         11,699         11,069
Less: affiliate that became a consolidated
  subsidiary                                              (23,097)       (23,097)        (7,802)        (7,802)
                                                      ------------       -------         ------         ------
Balance at end of year                                     13,553          2,964          3,897          3,267
Capital notes (II)                                           --              160         --             --
Long-term loans and debit balances (see E below)           18,050         18,133         18,050         18,010
                                                      ------------       -------         ------         ------
                                                           31,603         21,257         21,947         21,277
                                                      ------------       -------         ------         ------
                                                      ------------       -------         ------         ------

(I) Including partnerships.

(II) Unlinked, bearing no interest.

C. Long-term loans and debit balances

                                                                  December 31, 1997         December 31, 1996
                                                               ------------------------  ------------------------
                                                                Linked to    Linked to    Linked to    Linked to
                                                                  Index        Index        Index        Index
                                                                   0%           5 %          0%           5 %
                                                               -----------  -----------  -----------  -----------
                                                                Adjusted NIS thousands    Adjusted NIS thousands
Consolidated
Long-term loans and debit balances (I)                             11,796        6,254       12,998        5,135
                                                               -----------       -----   -----------       -----
                                                               -----------       -----   -----------       -----
The Company
Long-term loans and debit balances (I)                             20,882        6,254       17,416        5,135
                                                               -----------       -----   -----------       -----
                                                               -----------       -----   -----------       -----

(I) No due date

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 7--Subsidiaries and Affiliates (Cont'd)

D. Securities listed for trading

                                                                             December 31, 1997       December 31, 1996
                                                                           ----------------------  ----------------------
                                                                            Market     Carrying     Market     Carrying
                                                                             Value       Value       Value       Value
                                                                           ---------  -----------  ---------  -----------
                                                                           Adjusted NIS thousands  Adjusted NIS thousands
Includes share of sub-company traded
  on the Tel-Aviv Stock Exchange                                             48,687      67,010      37,444      56,751
                                                                           ---------  -----------  ---------  -----------
                                                                           ---------  -----------  ---------  -----------

E. (1) In September 1997, a subsidiary, Kedem, signed an agreement with a company in the Unilever group for the sale of a group of products under the brand name "Fantastik" under which the ownership of the goodwill, brandnames, know-how, distribution system and part of its fixed assets and inventory will be transferred to Lever Israel Ltd. of the Unilever group (hereafter--Lever), for NIS 35 million. Kedem's activities relating to the "Fantastik" products constituted approximately 45% of Kedem's overall activities.

        Details regarding the income from this discontinued operation -see
        Note 19G.

    (2) In addition to the aforementioned in paragraph (1) above, on the same date, the Company and Kedem signed an agreement with Lever to jointly create a new company -Diverseylever Israel Ltd. (hereafter--Diverseylever) under which the companies will consolidate their operations in Israel in the institutional and industrial chemical, detergent and disinfectant fields. In addition, Lever Israel Ltd. transferred its operations in this field to Diverseylever.

        Kedem received approximately NIS 13.9 million for the transfer of operations and related assets (fixed assets and inventory) to the new company. Upon the conclusion of the agreement, Kedem holds 49.9% and the Unilever group holds 50.1% of the shares of Deverseylever. Details regarding the results of the deal--see Note 19F.

F. In September 1997, the courts granted a request to merge the subsidiaries Italchem Ayalon Ltd and Aniam Purification Systems Ltd. into Chemitas
    (1988) Ltd. (hereafter--Italchem, Aniam and Chemitas, respectively).

    Other authorizations necessary for the merger were received prior to that, as follows: the income tax authorities, the Controller of Restrictive Practices, and the Investment Center. According to the merger agreement, the merger date is December 31, 1996. In addition, according to this agreement, the assets and liabilities of Italchem and Aniam would be transferred to Chemitas in exchange for regular share capital allotted to the shareholders of the merging companies.

    Chemitas' name was changed, after the merger, to Tambour Ecology Ltd. The effect of the merger, included in the financial statements, is not material.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 8--Property, Plant and Equipment

A. Consist of:

                                                        Machinery     Furniture    Computers
                                           Land and        and       and Office       and          Motor
                                          Buildings     Equipment     Equipment   Peripherals     Vehicles       Total
                                          ----------   ------------  -----------  -----------   ------------  -----------
                                                                           Adjusted NIS thousands
Cost:
Balance--January 1, 1997                    198,298        343,350      24,287      20,585       30,390          616,910
Additions during the year                     8,292         15,071       1,689       2,901        7,421    (1)    35,374
Reductions during the year                     (339)       (96,451)     (9,793)    (10,869)      (4,663)   (5)  (122,115)
Accrued for decrease in value                --              1,000      --           --             --     (6)     1,000
                                          ----------   ------------  -----------  -----------  -----------  -------------
Balance--December 31, 1997                  206,251(4)     260,970      16,183      12,617       33,148          529,169
                                          ----------   ------------  -----------  -----------  -----------  -------------
                                          ----------   ------------  -----------  -----------  -----------  -------------
Accumulated depreciation
 and amortization:
Balance--January 1, 1997                    109,933        254,694      17,453      17,687        15,534         415,301
Additions during the year                     5,211         16,321       1,998       1,110         4,544          29,184
Reductions during the year                     (128)       (92,910)    (10,178)    (10,869)       (3,303)    (5)(117,388)
                                          ----------   ------------  -----------  -----------  -----------  -------------
Balance--December 31, 1997                  115,016        178,105       9,173       7,928        16,775         327,097
                                          ----------   ------------  -----------  -----------  -----------  -------------
                                          ----------   ------------  -----------  -----------  -----------  -------------
Depreciated balance:
December 31, 1997                         (3) 91,235         82,865       6,910        4,689     (2)16,373        202,072
                                          ----------   ------------  -----------  -----------  -----------  -------------
                                          ----------   ------------  -----------  -----------  -----------  -------------
Depreciated balance:
December 31, 1996                         (3) 88,365         88,656        6,834        2,898     (2)14,856       201,609
                                          ----------   ------------  -----------  -----------  -----------  -------------
                                          ----------   ------------  -----------  -----------  -----------  -------------

(1) In the company and consolidation, includes advance payments of NIS 1,604 thousand (December 31, 1996--NIS 321 thousand).

(2) Includes depreciated balance of motor vehicles acquired by capital lease in the amount of NIS 1,283 thousand (December 31, 1996--NIS 747 thousand). Subsequent to the balance sheet date, motor vehicles were sold to an affiliate at depreciated cost of NIS 1,095 thousand. At the same time, the liability, regarding the aforementioned lease, was transferred to the affiliate.

(3) Includes depreciated balance of leasehold improvements in the amount of NIS 3,777 thousand. (December 31, 1996--NIS 2,567 thousand).

(4) Net of NIS 811 thousand investment grants received by a subsidiary. To guarantee the terms related to receiving the grant, a lien in favor of the State of Israel was secured on all the assets for which the grant was received. If the abovementioned company does not meet the terms related to the receipt of the grant, it will have to return the amount of the grant in addition to interest from the date it was received.

(5) Includes the write-off of fully depreciated property, plant and equipment in the amount of NIS 112,481 thousand.

(6) In a subsidiary, as a result of discontinued operations, see notes 7E and 19G.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 8--Property, Plant and Equipment (cont'd)

The Company

                                                        Machinery    Furniture    Computers
                                            Land and       and      and Office       and        Motor
                                            Buildings   Equipment    Equipment   Peripherals  Vehicles      Total
                                            ---------  -----------  -----------  -----------  ---------  -----------
                                                                          Adjusted NIS thousands
Cost
Balance--January 1, 1997                      163,865     274,045       16,843       18,468     12,647       485,868
Additions during the year                       5,630       9,913          845   (1)  2,531      3,564        22,483
Reductions during the year                     --         (86,921)      (8,465)     (10,869)    (1,773)  (3) (108,028)
                                            ---------  -----------  -----------  -----------  ---------  -------------
Balance--December 31, 1997                    169,495     197,037        9,223       10,130      14,438       400,323
                                            ---------  -----------  -----------  -----------  ---------  -------------
                                            ---------  -----------  -----------  -----------  ---------  -------------
Accumulated depreciation and amortization:
Balance--January 1, 1997                       98,580     217,414       12,504       15,976       6,497       350,971

Additions during the year                   (2) 4,264      10,871        1,315          839       1,910        19,199
Reductions during the year                     --         (86,921)      (8,465)     (10,869)     (1,513) (3) (107,768)
                                            ---------  -----------  -----------  -----------  ---------  -------------
Balance--December 31, 1997                   102,844     141,364        5,354        5,946       6,894       262,402
                                            ---------  -----------  -----------  -----------  ---------  -------------
                                            ---------  -----------  -----------  -----------  ---------  -------------
Depreciated balance:
December 31, 1997                             66,651      55,673        3,869        4,184       7,544       137,921
                                            ---------  -----------  -----------  -----------  ---------  -------------
                                            ---------  -----------  -----------  -----------  ---------  -------------
Depreciated balance:
December 31, 1996                             65,285      56,631        4,339        2,492       6,150       134,897
                                            ---------  -----------  -----------  -----------  ---------  -------------
                                            ---------  -----------  -----------  -----------  ---------  -------------

(1) Includes advance payments of NIS 1,236 thousand (December 31, 1996--NIS 321 thousand).

(2) In both the Company and consolidated figures, includes amortization of land lease rights in the amount of NIS 26 thousand.

(3) Includes the write-off of fully depreciated property, plant and equipment in the amount of NIS 106,059 thousand.

B. (1) Part of the land and buildings in the amount of NIS 318 thousand is registered in the Land Registry Office in the name of a wholly-owned subsidiary.

    (2) NIS 1,273 thousand represents approximately 50,000 sq.m. of land, registered in the Land Registry in the name of a wholly-owned subsidiary, leased for a period of 49 years which expires in the year 2,039. Beginning in 1993, these land lease rights are being amortized over the remaining lease period.

C. For information relating to liens and commitments on property, plant and equipment, see Note 15.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 9--Intangible Assets, Net

Consists of:

Consolidated

                                                                                     Amortization         Amortized Balance
                                                                       Transfer to   Pertaining to  ------------------------------
                                                        Accumulated    Investment      Realized      December 31,    December 31,
                                              Cost     Amortization   in Affiliates  Operations *        1997            1996
                                            ---------  -------------  -------------  -------------  ---------------  -------------
                                                             Adjusted NIS Thousands                    Adjusted NIS Thousands
Goodwill, net                                  15,070          909          2,473         10,367           1,321          14,602
Know-how production and
  distribution rights                             780          588           --               38             154             356
Debentures issue cost                             165          148           --             --                 1              70
Foundation costs                                  712          701           --             --                11              17
                                            ---------        -----          -----         ------           -----          ------
                                               16,727        2,346          2,473         10,405           1,503          15,045
                                            ---------        -----          -----         ------           -----          ------
                                            ---------        -----          -----         ------           -----          ------

The Company

                                                                                            Amortized Balance
                                                                                   ------------------------------------
                                                                    Accumulated      December 31,       December 31,
                                                       Cost        Amortization          1997               1996
                                                    -----------  ---------------  -----------------  -----------------
                                                      Adjusted NIS Thousands              Adjusted NIS Thousands
Distribution rights                                     232                85                147            189
                                                        ---               ---                ---           ---
                                                        ---               ---                ---           ---

* See Note 7E.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 10--Bank Credits and Others

Balances on linkage and interest rate basis:

                                                       Annual
                                                      Interest
                                                    Rates as of            Consolidated                    The Company
                                                    December 31,   ----------------------------  -----------------------------
                                                        1997       December 31,   December 31,   December 31,     December 31,
                                                         %             1997           1996           1997             1996
                                                   --------------  -------------  -------------  -------------  --------------
                                                                      Adjusted NIS Thousands          Adjusted NIS Thousands
Bank credit in Israeli currency, unlinked              12.5-17.9          1,944          5,723            286              103
Short-term loans unlinked                                   15.7          2,250         13,909             --               --
Bank credit of foreign currency                             3.25          1,578          1,680             --               --
Short-term bank loans, linked to the index                  4.35         15,869         --             15,869               --
Current portion of long-term loans                         1,559            647         --                 --
Current portion of convertible debentures                      2          3,195          3,252             --               --
                                                   --------------  -------------  -------------  -------------  --------------
                                                         26,395         25,211         16,155             103               --
                                                   --------------  -------------  -------------  -------------  --------------
                                                   --------------  -------------  -------------  -------------  --------------

Note 11--Accounts Payable--Trade and Others

                                                                 Consolidated                  The Company
                                                         ----------------------------  ----------------------------
                                                         December 31,   December 31,   December 31,   December 31,
                                                             1997           1996           1997           1996
                                                         -------------  -------------  -------------  -------------
                                                            Adjusted NIS Thousands        Adjusted NIS Thousands
A. Accounts payable--Trade and services
Open accounts                                                 27,976         26,608         12,485         10,097
Related parties                                                4,150          1,152          4,459          1,152
Checks payable                                                 7,318         10,851            175            249
                                                              ------         ------         ------         ------
                                                              39,444         38,611         17,119         11,498
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------
B. Others
Employees including provisions for fringe benefits            22,353         19,945         15,130         13,269
Government institutions                                        5,357          9,614          3,000          3,206
Affiliated and subsidiary companies                               --             --          2,103          1,660
Customer advances                                              3,931          1,434          3,000            675
Accruals and others                                           12,724          9,167          5,942          5,414
Accruals for anticipated expenses in connection with
  discontinued operations                                      6,364             --             --             --
                                                              ------         ------         ------         ------
                                                              50,729         40,160         29,175         24,224
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------

                                               Tambour Limited and Subsidiaries

           Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 12--Long-Term Liabilities

A. Long-term loans*

1. Balances on Linkage and Interest Rate Basis

                                                                    Annual Interest             Consolidated
                                                                      Rates as of               NIS Thousands
                                                                      December 31,    --------------------------------
                                                                         1997           December 31,     December 31,
                                                                          %                1997             1996
                                                                                           Adjusted NIS Thousands
                                                                    ---------------   ---------------  ---------------

Unlinked Israeli currency debt (I)                                                             926            1,012
Index-linked Israeli currency debt (II)                                      4.8             1,257              652
Debts in or linked to foreign currencies (III)                            7-7.25             1,737            2,233
Capital lease debt--index linked                                           7-7.2             1,171              676
                                                                         -------             -----            -----
                                                                                             5,091            4,573
Less: current maturities                                                                     1,559              647
                                                                                             -----            -----
                                                                                             3,532            3,926
                                                                                             -----            -----
                                                                                             -----            -----
(I) Includes capital notes unlinked bearing no interest,
    to minority in the amount of                                                               926              988
                                                                                             -----            -----
                                                                                             -----            -----

(II) Includes loans linked to the index from minority
     in the amount of                                                                        1,246              652
                                                                                             -----            -----
                                                                                             -----            -----

(III) Include loans from related party in the amount of                                        825            1,269
                                                                                             -----            -----
                                                                                             -----            -----

2. Balances by Due Dates

                                                                                                 Consolidated
                                                                                       ------------------------------
                                                                                        December 31,     December 31,
                                                                                            1997             1996
                                                                                       -------------    -------------
                                                                                            Adjusted NIS Thousands
First year                                                                                    1,559              647
Second year                                                                                     490              613
Third year                                                                                      389              602
Fourth year                                                                                     167              504
Fifth year--thereafter                                                                          314              568
No due date                                                                                   2,172            1,639
                                                                                              -----            -----
                                                                                              5,091            4,573
                                                                                              -----            -----
                                                                                              -----            -----

* All loans, except capital lease debt and notes and loans from related parties, are bank loans.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 12--Long-Term Liabilities (Continued)

B. Convertible debentures of consolidated company

    (1) Consists of:

                                                                                                 Consolidated
                                                                                            Adjusted NIS Thousands
                                                                                       --------------------------------
                                                                                        December 31,     December 31,
                                                                                            1997             1996
                                                                                       ---------------  ---------------
Convertible debentures of a subsidiary*                                                       3,195            6,341
Less: Current maturities--Included in credit from others                                      3,195            3,252
                                                                                              -----            -----
                                                                                                 --            3,089
                                                                                              -----            -----
                                                                                              -----            -----

* Market value of convertible debentures at their value on the stock exchange                 3,128            6,118
                                                                                              -----            -----
                                                                                              -----            -----

    (2) The convertible debentures were issued by Kedem, in the framework of a prospectus issued to the public, registered by name, on July 9, 1990. The debentures' nominal par value of NIS 6,080 thousand, principle and interest linked to the Consumer Price Index bearing interest at 2% per annual, and mature in 4 equal payments on June 30 of each year from 1995 through and including 1998. The debentures are convertible each business day until June 25, 1998, into regular shares of Kedem, registered by name, NIS 1 par value each, according to a conversion of NIS 38 par value debentures for each regular share of NIS 1 par value, adjusted. The balance of convertible debentures par value in Nominal shekels of December 31, 1997 is NIS 1,430 thousand. Of the total convertible debentures issued, NIS 40 thousand par value are held by a subsidiary.

    (3) Liens to guarantee payment of the convertible debentures--see
        Note 15A(3).

C. Capital notes issued to subsidiaries
   unlinked, bearing no interest.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 13--Liability Regarding Termination of Employee - Employer
         Relationship, Net

A.  Consist of:

                                                                 Consolidated                  The Company
                                                         ----------------------------  ----------------------------
                                                         December 31,   December 31,   December 31,   December 31,
                                                             1997           1996           1997           1996
                                                         -------------  -------------  -------------  -------------
                                                            Adjusted NIS thousands        Adjusted NIS thousands

Provisions for severance pay                                   6,455          5,656          4,320          3,969
Liability regarding the termination of employee-
  employer relationship resulting from the sale of
  major fields of operations of a subsidiary (See B(7)
  below)                                                       4,682             --             --             --
Less deposits                                                 (5,029)        (4,581)        (3,708)        (3,392)
                                                              ------         ------         ------         ------
                                                               6,108          1,075            612            577
Provision for unutilized sick leave (*)                        1,900          1,027          1,900          1,027
                                                              ------         ------         ------         ------
                                                               8,008          2,102          2,512          1,604
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------

------------------------

(*) See C. below

B. (1) The employees of the group, except for a few of the executive staff, are insured by a comprehensive pension plan. The Company deposits amounts in a pension fund to secure pension rights to the employees on retirement.

    (2) Pursuant to the agreement between the group and employees, the group covered its liabilities for severance pay due to each of its employees for the period from the start of their employment in the Company up to joining the pension plan by depositing the appropriate amounts due to each of them, in the severance pay fund accounts in the employee's name.

    (3) The group's liabilities for employee severance pay not covered by the said comprehensive pension plans except for those mentioned in
        (1) above, are covered by payments of premiums for management insurance policies.

    (4) In addition to the aforementioned in (1) above, the group deposits 2.33% of the salaries and wages of employees in severance pay funds in the employees' names.

    (5) The deposits and payments mentioned above are not reflected in the group's financial statements, as they are neither under its control nor its management.

    (6) Other liabilities for severance pay are fully covered by provisions that are partially covered by deposits in a general fund (see A. above).

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 13--Liability Regarding Termination of Employee - Employer
         Relationship, Net (cont'd)

    (7) As a result of the sale of significant operations of a subsidiary, the subsidiary signed a special group agreement with the Ashdod Workers Union and the subsidiary's Workers Union under which the subsidiary's employees would be entitled to greater severance pay and adjustment grants in amounts granted according to tenure. The liability of the subsidiary is covered by an appropriate accrual included mainly in long-term liabilities as well as in "Accrual for expenses in connection with discontinued operations" in short-term liabilities.

C. Unutilized sick leave

   In accordance with an agreement between the employees and the Company, employees reaching 55 years of age are entitled to compensation, to the employee or his heirs, for a number of days for each 30 unutilized sick days determined by the percentage of utilized days during the period.

   The financial statements include a provision, based on management's estimate, for unutilized sick pay for employees who have reached 60 years of age, except for a number of employees for whom the accrual has been calculated from 55 years of age.

   The accrual is calculated as explained above because of the uncertainty that employees who have not yet reached this age will receive this compensation due to actual utilization of sick days or early retirement.

Note 14--Share Capital and Reserves

A.  The share capital consists of:

                                                                 Authorized              Issued and paid for
                                                         --------------------------  ----------------------------
                                                         December 31,  December 31,  December 31,   December 31,
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
                                                                            Number of shares
                                                                               (thousands)
Ordinary shares of NIS 1 each                                100,000       100,000        60,582         60,582
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

B. The balance of warrants issued in 1993 which were not exercised expired in February 1995.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 15--Liens, Guarantees, Contingencies and Commitments

A.  Liens

    (1) Subsidiary companies' loans from banks and debt to automobile leasing companies in the amount of NIS 1,180 thousand are secured by liens on motor vehicles.

    (2) Commitments of a number of subsidiaries to fulfill the terms of projects approved by the "Investment Center" are secured by liens on the machinery and equipment of the approved units of these companies as well as by a lien on real-estate of a subsidiary registered for the benefit of The State of Israel.

    (3) In October 1997, an agreement was reached between a subsidiary and the trustee for the convertible debentures of the subsidiary, whereby, to insure payment of the debentures, the subsidiary would secure a specific lien on a deposit into which government debentures would be deposited whose value would be 10% more than the balance of the convertible debentures and at the same terms. The balance of this deposit on December 31, 1997 is NIS 3,610 thousand. This lien comes instead of a floating lien of the lowest level on all the assets of the subsidiary that ensured payment of the debentures.

    (4) A subsidiary's long-term bank loan taken to finance the construction of a production plant is secured by a lien on all claims pertaining to this plant including insurance rights.

    (5) A subsidiary's bank credit balance is secured by a lien on all the assets of the Company and its insurance rights for the benefit of the bank. The balance of this bank credit as of December 31, 1997 is NIS 2,800 thousand.

B. Guarantees

    (1) Bank credits and other liabilities of subsidiaries and affiliates in the maximum amount of approximately NIS 4,700 thousand are guaranteed by the Company. The balance of these bank credits and other liabilities as of December 31, 1997 amounted to approximately NIS 2,900 thousand.

    (2) The Company has provided guarantees in the ordinary course of its business and for the benefit of subsidiaries and affiliates in the approximate amount of NIS 2,000 thousand. Several subsidiaries and affiliates gave guarantees in the ordinary course of business in the approximate amount of NIS 7,300 thousand.

    (3) The Company has provided a guarantee to a bank for employees' and sub-contractors loans of approximately NIS 620 thousand.

    (4) In June 1997, the district court of Tel-Aviv denied a claim by an importer to try to import and market products under the "Fantastik" trademark in Israel.

As a result of this claim, Kedem obligated itself, under the terms of the agreement regarding the sale of the "Fantastik" product group as detailed in
Note 7E, to compensate the Unilever group, the buyer, in the event of a future court ruling that would allow the importer use of the "Fantastic" brand-name in Israel.

The amount of the aforementioned obligation is $9.8 million during the first year following the signing of the agreement. The amount of the obligation will decrease by 20% each year for the five years thereafter.

As a guarantee of the terms of the obligation, the Company, Tambour Ltd, guaranteed 61% of the amount of the obligation. In management's opinion, based on legal counsel, the chances that this obligation will have to be fulfilled are very small.

                                               Tambour Limited and Subsidiaries


Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 15--Liens, Guarantees, Contingencies and Commitments

B.  Guarantees (cont'd)

    (5) The Company provided a guarantee for the benefit of outside shareholders of a subsidiary for the fulfillment of the shareholders' agreement. The maximum amount of this guarantee is approximately
        $4 million.

    (6) The Company guaranteed the monthly rental payments of subsidiaries and affiliates in the approximate amount of NIS 280 thousand. The total future liability for which guarantees were given is approximately
        NIS 14,400 thousand for the length of the periods of the leases.

C. Contingencies

    (1) Various claims are pending against the group, in the total amount of approximately NIS 1,300 thousand, which have been partly provided for according to management's estimation, based on legal counsel. In management's opinion, no further provisions are necessary.

    (2) A lawsuit in the amount of NIS 20 million has been filed against Kedem, 77.66% owned subsidiary, by a customer caused bodily harm by the subsidiary's product. According to the subsidiary's management, based on legal counsel, in the event the claim is paid, it will be much smaller than the amount of the lawsuit and is covered by their insurance.

    (3) Credit Risk--Credit Risk is the maximum loss incurred when one party to a financial instrument fails to discharge an obligation. The credit risk to which the Company is exposed as of the balance sheet date is equal to the book value of its assets.

    (4) Director's and key employees' indemnity and insurance--the Company articles allow for indemnification and insurance of directors and key employees in accordance with the law. The liability is covered by a group insurance policy of an interested party.

    (5) As a result of a competitor's complaint, which in management's opinion is unjustified, the Restrictive Trade Practices Controller is investigating the matter.

D. Commitments

    (1) The Company is committed, as of the balance sheet date, to purchase fixed assets in the approximate amount of NIS 14,000 thousand.

    (2) Commitments for the purchase of raw materials are presented as "Inventory in transit"--see Note 6.

    (3) The Company and several of its subsidiaries and affiliates are required, under various know-how agreements, to pay royalties to those supplying the know-how.

Such royalties amounted to NIS 841 thousand for the group in 1997
(1996--NIS 2,032 thousand, 1995--NIS 1,005 thousand).

The group is not dependent upon any specific supplier of know-how and no material damage will be caused in the event of the termination of any know-how agreement.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 15--Liens, Guarantees, Contingencies and Commitments (cont')

D.  Commitments (cont'd)

    (4) The Company and several subsidiaries and affiliates entered into leases for buildings used by them. Most of these leases include an initial lease period with renewal options for additional periods not exceeding 10 years in total. The rental payments are linked, mainly, to the index, and in part, to the dollar. The total liability of the group for rental payments in future years (based on rental payments in force on December 31, 1997), is approximately NIS 21,000 thousands.

Note 16--Earnings Per Share

                                        1997                              1996                              1995
                          --------------------------------  --------------------------------  --------------------------------
                                           Weighted                          Weighted                          Weighted
                                           average                           average                           average
                                           number of                         number of                         number of
                                           shares in                         shares in                         shares in
                           Primary         primary          Primary          primary          Primary          primary
                           earnings        earnings         earnings         earnings         earnings         earnings
                           --------------  --------------   ---------------  --------------   ---------------  ---------------
                           NIS thousands   *NIS thousands   NIS thousands    *NIS thousands   NIS thousands    *NIS thousands
                           --------------  ---------------  ---------------  ---------------  ---------------  ---------------
                           Adjusted                         Adjusted                           Adjusted
                           --------------                   ---------------                   --------------
Primary earnings from
  continuing
  operations                    26,657           60,369           35,877           60,529           37,405           60,582
                                ------           ------           ------           ------           ------           ------
                                ------           ------           ------           ------           ------           ------
Primary earnings                31,613           60,369           35,877           60,529           37,405           60,582
                                ------           ------           ------           ------           ------           ------
                                ------           ------           ------           ------           ------           ------



*   Number of shares in nominal NIS thousands.

    In order to check the probability of the exercise of the convertible securities and for the calculations of earnings per share, the present value is calculated assuming the exercise of the convertible securities on the last possible date, at Shekel interest rates for securities linked to the Index, after taxes, of 4% (1996--4.5%; 1995--4.5%).

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 17--Taxes on Income

A. "Industrial company"--the Company and its main subsidiaries are industrial companies under the Encouragement of Industry (Taxes) Law, 1969, and are entitled to the benefit of accelerated depreciation rates.

B. The provisions for taxes were computed according to the Income Tax Ordinance (New Version), 1961, and the Income Tax Law (Inflationary Adjustments), 1985.

C. The composition of deferred taxes:

                                                                Consolidated                   The Company
                                                         ---------------------------  ------------------------------
                                                         December 31,  December 31,   December 31,    December 31,
                                                             1997          1996           1997            1996
                                                         ------------  -------------  -------------  ---------------
                                                           Adjusted NIS thousands         Adjusted NIS thousands
For property, plant and equipment                            (10,111)       (8,423)        (2,934)           (416)
For public offering issue expenses, and others                 8,878         8,182          5,666           5,343
For tax losses and deductions carried forward                    725         3,336             --              --
For inventories                                                 (171)         (691)           (75)           (430)
                                                         ------------       ------         ------           -----
                                                                (679)        2,404          2,657           4,497
                                                         ------------       ------         ------           -----
                                                         ------------       ------         ------           -----
Included:
In current assets                                              6,566         7,019          4,599           4,606
In investments and long term assets                              266           189             --              --
In long-term liabilities                                      (7,511)       (4,804)        (1,942)           (109)
                                                         ------------       ------         ------           -----
                                                                (679)        2,404          2,657           4,497
                                                         ------------       ------         ------           -----
                                                         ------------       ------         ------           -----

D. Changes in deferred taxes:

                                                               Consolidated                     The Company
                                                      -------------------------------  ------------------------------
                                                      December 31,     December 31,    December 31,    December 31,
                                                          1997             1996            1997            1996
                                                      -------------    ------------    -------------  ---------------
                                                          Adjusted NIS Thousands           Adjusted NIS Thousands
Balance at beginning of year                                2,404             8,815        4,497           9,238
Investment in subsidiary company                              (65)               --           --              --
Affiliate company that became a subsidiary                     --               372           --              --
Newly-consolidated subsidiary                                  --             4,537           --           5,042
Change in deferred taxes presented in Statement of
  income                                                   (3,018)          (11,320)      (1,840)         (9,783)
                                                           ------         ----------       ------           -----
Balance at end of year                                       (679)            2,404        2,657           4,497
                                                           ------         ----------       ------           -----
                                                           ------         -----------      ------           -----

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 17--Taxes on Income (cont'd)

E.  Income taxes in statements of income

    Income taxes in the adjusted statements of income consist of:

                                                                                            Consolidated
                                                                                  -----------------------------------
                                                                                   For the year ended December 31,
                                                                                  -----------------------------------
                                                                                     1997         1996         1995
                                                                                  ---------  -------------  ---------
                                                                                        Adjusted NIS thousands
Provision for current year                                                           11,234       14,045       25,668
Change in deferred taxes, net *                                                       3,018       11,320          763
Taxes relating to previous years                                                        (73)         371        1,420
                                                                                  ---------       ------    ---------
                                                                                     14,179       25,736       27,851
Presented in net income from discontinued operations, net                               157       (1,951)          --
                                                                                  ---------       ------    ---------
                                                                                     14,336       23,785       27,851
                                                                                  ---------       ------    ---------
                                                                                  ---------       ------    ---------

                                                                                            The Company
                                                                                    For the year ended December 31,
                                                                                  -----------------------------------
                                                                                     1997         1996         1995
                                                                                  ---------  -------------  ---------
                                                                                        Adjusted NIS thousands
Provision for current year                                                           11,403       10,178       24,276
Change in deferred taxes, net *                                                       1,840        9,783          221
Taxes relating to previous years                                                         --           --        1,438
                                                                                  ---------       ------    ---------
                                                                                     13,243       19,961       25,935
                                                                                  ---------       ------    ---------
                                                                                  ---------       ------    ---------
* Includes change resulting from decrease in tax rate in the amount of
Consolidated                                                                             --           --          126
                                                                                  ---------       ------    ---------
                                                                                  ---------       ------    ---------
The Company                                                                              --           --          122
                                                                                  ---------       ------    ---------
                                                                                  ---------       ------    ---------

F.  Tax assessments

Final tax assessments have been received by the Company for tax years up to and including 1994. Consolidated subsidiaries have received final tax assessments for various years up to and including 1995.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 17--Taxes on Income (cont'd)

G.  Effective tax reconciliation

                                                                                       For the year ended December 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                           Adjusted NIS thousands
Tax rates in effect                                                                           36%        36%        37%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Consolidated
Theoretical tax at rates in effect                                                        15,098     21,754     24,695
Erosion of tax advances                                                                      248        364        824
Tax effect of permanent differences, net                                                   1,479      1,480      2,228
Losses and tax benefits not utilized                                                         941        490        510
Utilization of losses and benefit from previous year                                      (2,274)    (1,811)      (704)
Differences between the definition of equity and assets for tax purposes and book
  purposes and others, net                                                                (1,120)     1,137     (1,122)
Taxes for previous years                                                                     (73)       371      1,420
Offset of losses at regular tax rate by income taxed at lower rate                           675         --         --
Deletion of deferred taxes balances                                                         (638)        --         --
                                                                                       ---------  ---------  ---------
                                                                                          14,336     23,785     27,851
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
The Company
Theoretical tax at rates in effect                                                        15,102     19,153     23,604
Erosion of tax advances                                                                      195        182        783
Tax effect of permanent differences, net                                                      47        656      1,288
Utilization of losses and benefit from previous year                                        (948)      (491)      (704)
Differences between the definition of equity and assets for tax purposes and others,
  net                                                                                     (1,153)       461       (474)
                                                                                       ---------  ---------  ---------
Taxes for previous years                                                                      --         --      1,438
                                                                                          13,243     19,961     25,935
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

H. Tax--losses carried forward to future years.

    (1) The Company has accumulated real losses on securities for tax purposes in the approximate amount of NIS 26,515 thousand. This loss, linked to the index, will only be tax-deductible in future years against income from securities, if they so exist. No deferred taxes receivable have been recorded for these losses - see Note 2K.

    (2) Several subsidiaries have accumulated losses for tax purposes in the approximate amount of NIS 11,000 thousand (See Note 2K) for which no deferred taxes receivable have been recorded.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------



Note 18--Linked Balances

Consolidated

                                                                December 31, 1997                  December 31, 1996
                                                        ---------------------------------  ---------------------------------
                                                           In or                              In or
                                                          linked                             linked
                                                        to foreign     Index               to foreign     Index
                                                         currency     linked    Unlinked    currency     linked    Unlinked
                                                        -----------  ---------  ---------  -----------  ---------  ---------
                                                                               Adjusted NIS thousand
Current assets
Cash and cash equivalents                                    3,840         134     27,435      14,724          --     46,553
Marketable securities                                        1,722      31,335     19,725       1,791      25,873     28,142
Other receivables (*)                                          258       5,636     11,772         483       3,325     12,596
Accounts receivable--trade                                  12,156          --    174,959      14,835          --    151,445
Bank deposits                                                   --      17,191         --          --       3,561         --
                                                        -----------  ---------  ---------  -----------  ---------  ---------
                                                            17,976      54,296    233,891      31,833      32,759    238,736
Investments and long-term assets
Affiliated companies and others--capital notes and
  loans including current maturities                            --      18,050         --          --      18,133        160
Bank deposits and other receivables                            568       2,977         --          --      19,927         --
                                                        -----------  ---------  ---------  -----------  ---------  ---------
Total assets                                                18,544      75,323    233,891      31,833      70,819    238,896
                                                        -----------  ---------  ---------  -----------  ---------  ---------
                                                        -----------  ---------  ---------  -----------  ---------  ---------
Current liabilities
Short-term bank credits                                      2,040      20,150      4,205       1,680          --     19,632
Accounts payable--trade                                     12,199          --     27,245      11,278       1,275     26,058
Other accounts payable                                         606          61     50,062         628          39     39,493
Dividend declared                                               --          --     44,842          --          --     53,494
                                                        -----------  ---------  ---------  -----------  ---------  ---------
                                                            14,845      20,211    126,354      13,586       1,314    138,677
Long-term liabilities
Liability regarding termination of employee-employer
  relationship, net                                             --       2,512      5,496          --       1,604        498
Long-term loans                                              1,737       1,795         --       2,238       1,296      1,039
Convertible debentures                                          --          --         --          --       6,341         --
                                                        -----------  ---------  ---------  -----------  ---------  ---------
Total liabilities                                           16,582      24,518    131,850      15,824      10,555    140,214
                                                        -----------  ---------  ---------  -----------  ---------  ---------
                                                        -----------  ---------  ---------  -----------  ---------  ---------



(*) Exclusive of deferred taxes and prepaid expenses.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 18--Linked Balances (cont'd)

Company

                                                               December 31, 1997                  December 31, 1996
                                                       ---------------------------------  ---------------------------------
                                                          In or                              In or
                                                         linked                             linked
                                                       to foreign     Index               to foreign     Index
                                                        currency     linked    Unlinked    currency     linked    Unlinked
                                                       -----------  ---------  ---------  -----------  ---------  ---------
                                                                                Adjusted NIS thousands
Current assets
Cash and cash equivalent                                     2,600          --      3,452      13,939          --     38,138
Marketable securities                                        1,722      31,335     16,115       1,791      25,873     28,142
Other receivables (*)                                          465      27,265      8,972         659      19,866      9,873
Accounts receivable - trade                                  9,637          --     89,938      12,087          --     71,847
Bank deposits                                                   --      17,191         --          --       3,561         --
                                                       -----------  ---------  ---------  -----------  ---------  ---------
                                                           14,424      75,791    118,477      28,476      49,300    148,000
Investments
Subsidiaries--loans and capital notes, including
  current maturities                                           --       9,086     23,627          --       4,542     25,278
Affiliated companies and others--capital notes and
  loans including current maturities                           --      18,050         --          --      18,010         --
Bank deposits and other receivables                            --       2,600         --          --      19,422         --
                                                       -----------  ---------  ---------  -----------  ---------  ---------
Total assets                                               14,424     105,527    142,104      28,476      91,274    173,278
                                                       -----------  ---------  ---------  -----------  ---------  ---------
                                                       -----------  ---------  ---------  -----------  ---------  ---------
Current liabilities
Short-term bank credits                                        --      15,869        286          --          --        103
Accounts payable--trade                                     4,409          --     12,710       4,205          --      7,293
Other accounts payable                                         --          --     29,175          --          --     24,224
Dividend declared                                              --          --     45,000          --          --     53,494
                                                       -----------  ---------  ---------  -----------  ---------  ---------
                                                            4,409      15,869     87,171       4,205          --     85,114
Long-term liabilities
Liability regarding termination of employee-employer
  relationship, net                                            --       2,512         --          --       1,604         --
Capital notes issued to subsidiaries                           --          --      2,065          --          --      2,209
                                                       -----------  ---------  ---------  -----------  ---------  ---------
Total liabilities                                           4,409      18,381     89,236       4,205       1,604     87,323
                                                       -----------  ---------  ---------  -----------  ---------  ---------
                                                       -----------  ---------  ---------  -----------  ---------  ---------



(*) Exclusive of deferred taxes and prepaid expenses.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 19--Supplementary Information to the Statements of Income

A. Sales (net of discounts)

Consist of:

                                                For the year ended December 31,
                                               --------------------------------
                                                 1997       *1996       1995
                                               --------    --------    --------
                                                     Adjusted NIS thousands
Consolidated
Local                                          561,016      562,875     554,239
Export                                          70,118       72,091      40,581
                                               --------    --------    --------
                                               631,134      634,966     594,820
                                               --------    --------    --------
                                               --------    --------    --------
Company
Local                                          378,157      384,473     432,510
Export                                          62,241       61,806      34,397
                                               --------    --------    --------
                                               440,398      446,279     466,907
                                               --------    --------    --------
                                               --------    --------    --------
B.  Cost of sales

Consolidated
Materials                                      293,190      289,722     289,096
Labor                                           66,469       59,669      53,442
Other manufacturing expenses                    36,458       37,711      35,536
Depreciation and amortization                   19,649       23,012      21,702
                                               --------    --------    --------
                                               415,766      410,114     399,776
                                               --------    --------    --------
Decrease (Increase) in inventories of:
Work in process                                 (3,856)       2,850        859
Finished products                                  853        5,226     (3,351)
                                               --------    --------    --------
                                                (3,003)       8,076     (2,492)
                                               --------    --------    --------
                                               412,763      418,190    397,284
                                               --------    --------    --------
                                               --------    --------    --------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 19--Supplementary Information to the Statements of Income (cont'd)

B.  Cost of sales (cont'd)

                                                For the year ended December 31,
                                               --------------------------------
                                                 1997       *1996       1995
                                               --------    --------    --------
                                                     Adjusted NIS thousands
Company
Materials                                      202,920      193,509     213,239
Labor                                           45,836       44,473      44,321
Other manufacturing expenses                    26,375       26,269      28,587
Depreciation and amortization                   14,927       17,717      17,783
                                               ----------  --------    ---------
                                               290,058      281,968     303,930
                                               ----------  --------    ---------
Decrease (Increase) in inventories of:
Work in process                                 (3,813)       2,769      (1,077)
Finished products                               (4,412)       4,346      (2,566)
                                               ----------  --------    ---------
                                                (8,225)       7,115      (3,643)
                                               ----------  --------    ---------
                                               281,833     289,083     300,287
                                               ----------  --------    ---------
                                               ----------  --------    ---------

C. Selling and marketing expenses

   Consist of:

Consolidated
Labor                                           50,903      45,024       37,057
Depreciation and amortization                    7,189       8,424        6,171
Advertising                                     21,470      17,194       16,387
Agents' commissions                              5,842       6,784        1,527
Others                                          37,406      31,158       30,624
Doubtful accounts and bad debt expense           4,226       1,940        3,345
                                               ----------  --------    ---------
                                               127,036     110,524       95,111
                                               ----------  --------    ---------
                                               ----------  --------    ---------
Company
Labor                                           35,834       33,129       30,331
Depreciation and amortization                    3,357        3,862        3,892
Advertising                                     18,580       14,227       15,086
Others                                          29,242       24,815       26,045
Doubtful accounts and bad debt expense           3,151        2,006        2,615
                                               ----------  --------    ---------
                                                90,164       78,039       77,969
                                               ----------  --------    ---------
                                               ----------  --------    ---------

* Consolidated--Reclassified--See Note 2U.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 19--Supplementary Information to the Statements of Income (cont'd)

D. General and administrative expenses

   Consist of:

                                                For the year ended December 31,
                                                -------------------------------
                                                  1997      * 1996      1995
                                                ---------  ---------  ---------
                                                     Adjusted NIS Thousands
Consolidated
Labor                                            28,099     24,509     21,423
Depreciation and amortization                     1,669      2,531      1,666
Others                                           17,423     14,229     13,786
                                                ---------  ---------  ---------
                                                 47,191     41,269     36,875
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------
Company
Labor                                            20,090     16,386     16,800
Depreciation and amortization                       957      1,170      1,137
Others                                           10,653      9,741      9,289
                                               ---------  ---------  ---------
                                                 31,700     27,297     27,226
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
E. Finance income (expense),net

   Consist of:
                                                For the year ended December 31,
                                                -------------------------------
                                                  1997      * 1996      1995
                                                ---------  ---------  ---------
                                                     Adjusted NIS thousands
Consolidated
Bank credit                                       (1,341)        91       (528)
Long-term loans finance (expense) income            (320)       (22)      (177)
Interest on bank deposits                          1,348      1,960      3,637
Gain from marketable securities                    3,618      1,929      1,529
Commissions and bank expenses                       (763)      (729)    (1,438)
Erosion of monetary items and others, net         (5,243)    (9,676)    (5,862)
                                               ---------  ---------  ---------
                                                  (2,701)    (6,447)    (2,839)
                                                   1,299        702     --
                                               ---------  ---------  ---------
                                                  (1,402)    (5,745)    (2,839)
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Company
Bank credit                                         (175)       139         90
Interest on bank deposits                          1,065      1,919      3,661
Gain from marketable securities                    3,466      1,811      1,529
Commission and bank expenses                        (150)      (120)      (703)
Erosion of monetary items and others, net           (974)    (5,408)    (4,364)
                                               ---------  ---------  ---------
                                                   3,232     (1,659)       213
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------


*   Consolidated--Reclassified--See Note 2U.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 19--Supplementary Information to the Statements of Income (cont'd)

F. Other income (expenses), net

   Consist of:

                                               For the year ended December 31,
                                               -------------------------------
                                                 1997      * 1996      1995
                                               ---------  ---------  ---------
                                                   Adjusted NIS thousands
                                               -------------------------------
Consolidated
Capital gains, net                                 1,223        973      1,820
Loss from sale of goodwill and fixed
 assets to affiliated company                     **(976)        --         --
Profit (Loss) on realization of
 investment in affiliated company                     (2)      (220)       159
Commission income                                    175        104        604
Sundry income                                          6      1,137        178
Amortization of (goodwill) deferred
 credit                                           (1,230)    (1,464)       350
Related parties:
Management fees and participation
 in expenses                                          --         91        236
Rental income                                         --        568        684
                                               ---------  ---------  ---------
                                                    (804)     1,189      4,031
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Company
Capital gains, net                                   402        778        879
Profit (Loss) on realization of
 investment in affiliated company                     --       (220)       159
Sundry income                                        389      1,137        199
Related parties:
Management fees and participation
 in expenses                                         154        169        236
Rental income                                      1,071      1,137        684
                                               ---------  ---------  ---------
                                                   2,016      3,001      2,157
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

* Consolidated--Reclassified--See Note 2U. ** Net of expenses related to the sale and net of amortization of goodwill created upon acquiring Kedem.
   For details regarding this sale--see note 7E(2).

G. Income from discontinued operations, net--See note 7E(1) and 2U

   Consist of:

                                                                                       For the year ended
                                                                                          December 31,
                                                                                      ----------------------
                                                                                          1997         1996
                                                                                      ---------    ---------
                                                                                      Adjusted NIS thousands
                                                                                      ----------------------
Capital gain on the sale of goodwill and fixed assets (I)                                 5,249           --
Results of discontinued operations through the date of sale(II)                            (293)       1,438
                                                                                      ---------    ---------
                                                                                          4,956        1,438
                                                                                      ---------    ---------
                                                                                      ---------    ---------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 19- -Supplementary Information to the Statements of Income (con't)

    G. Income from discontinued operations, net (cont'd)

    (I) The capital gain on the sale of goodwill and fixed assets is presented net of the tax effect of NIS 2,953 thousand, net of goodwill created on acquisition that relates to the discontinued operation and net of the minority interest.

    (II) Following are details of the Statement of Income items of the discontinued operation for the years ended December 31, 1996 and 1997. The Statement of Income items of the discontinued operation for 1996 have been reclassified in the Consolidated Statement of Income and have been presented as income from discontinued operations.

                                              Fantastik discontinued operations
                                                For the year ended December 31,
                                              ---------------------------------
                                                    * 1997             1996
                                              -----------------    ------------
                                                   Adjusted NIS Thousands
Revenue from sales                                    29,112           35,950
Cost of sales                                         18,184           19,728
                                                   ---------        ---------
Gross profit                                          10,928           16,222
                                                   ---------        ---------
Selling and marketing expenses                         7,846            8,250
General and administrative expenses                    2,592            2,902
                                                   ---------        ---------
                                                      10,438           11,152
                                                   ---------        ---------
Operating income                                         490            5,070
Finance expenses, net                                  1,073              702
                                                   ---------        ---------
Income before income taxes                              (583)           4,368
Income taxes                                            (157)           1,951
                                                   ---------        ---------
Net income after income taxes                           (426)           2,417
Equity in income (losses) of
 affiliated companies, net                               133             (979)
                                                   ---------        ---------
Income (loss) for the period / year                     (293)           1,438
                                                   ---------        ---------
                                                   ---------        ---------


*   From January 1, 1997 until the operation was discontinued--November 1997.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 20--Related Parties

    A. The group carries out transactions, in the ordinary course of business, with entities that are interested parties.

       The Securities Authority has exempted the Company from describing transactions with Clal Israel Ltd., Koor Industries Ltd., I.D.B. Holdings Ltd., and Leumi Israel Bank Ltd. and the companies held by them.

       Details regarding balances and transactions with related parties and other interested parties, mainly companies in the Tambour group, are given in this note as well as in other notes (see also paragraph G.)

    B. Balance sheet:

                                                                 Consolidated                   The Company
                                                         ----------------------------  ------------------------------
                                                         December 31,   December 31,    December 31,    December 31,
                                                             1997           1996            1997            1996
                                                         -------------  -------------  ---------------  -------------
                                                            Adjusted NIS Thousands         Adjusted NIS Thousands
(1) Included in assets

Cash and cash equivalents                                     19,124         31,059           1,531          24,350
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------
Marketable securities                                          6,101          6,972           6,101           6,972
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------
Short-term bank deposits                                       8,342           --             8,342             --
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------
Long-term bank deposits                                         --            7,836              --           7,836
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------
(2) Included in liabilities

Bank credits                                                   4,758          6,543              --              --
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------
Liability regarding termination of employee-employer
  relationship                                                 1,882          1,652           1,882           1,652
                                                              ------         ------           -----          ------
                                                              ------         ------           -----          ------

    C. The highest balance of interested parties in current assets

                                                                 Consolidated                  The Company
                                                         ----------------------------  ----------------------------
                                                         December 31,   December 31,   December 31,   December 31,
                                                             1997           1996           1997           1996
                                                         -------------  -------------  -------------  -------------
                                                            Adjusted NIS Thousands        Adjusted NIS Thousands
In cash and cash equivalents                                  32,734         31,059         32,734         24,350
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------
In accounts receivable--trade and others                       5,897          3,599         36,402         28,143
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------
In bank deposits                                              15,000         46,099         15,000         46,099
                                                              ------         ------         ------         ------
                                                              ------         ------         ------         ------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 20--Related Parties

    D. Transactions (in the normal course of business):

                                                                                          Year Ended December 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                          Adjusted NIS Thousands
Consolidated

Sales                                                                                   13,677   * 13,947      5,993
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Purchases and other expenses                                                                --        991        901
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Finance income                                                                             295        235         --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Company

Sales                                                                                    34,416    *29,047     10,288
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Purchases and other expenses                                                              2,635      2,240      2,987
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Management fees paid                                                                        963      1,101        914
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Finance income                                                                              536        518        391
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

*   Reclassified--See Note 2U.

    E. Remuneration of interested parties

                                                                                                   Year Ended December 31,
                                                                                   Number      -------------------------------
                                                                                  of People      1997       1996       1995
                                                                                -------------  ---------  ---------  ---------
                                                                                                   Adjusted NIS Thousands
Interested parties employed by the company or on its behalf                               1        1,890      1,773      1,862
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------
Directors not employed by the company or on its behalf                                   10          309        385        380
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------

    F. On October 6, 1997, Kedem signed two agreements with a consolidated company, Tambour Ecology Ltd., relating to two deals--for the sale of the metal treatment operation and the water treatment operation which includes the sale of goodwill, brand-names, distribution rights, raw material inventory and finished goods as well as a non-competition agreement whereby Kedem will not operate in these operations for five years.

       The proceeds from these agreements was approximately NIS 1.3 million (excluding proceeds from the sale of the inventory). The effect of these agreements on the results of operations of the group is immaterial.

    G. Also see Notes 4, 7, 11, 12, 15 and 19F.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 21--Condensed Nominal Financial Statements of The Company


    A. Balance Sheet

                                                                                       December 31,  December 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             NIS Thousands
Current assets
Cash and cash equivalents                                                                    6,052        48,675
Marketable securities                                                                       49,172        52,161
Accounts receivable--trade                                                                  99,575        78,452
Other receivables                                                                           42,229        33,963
Bank deposits                                                                               17,191         3,328
Inventories                                                                                 80,613        67,954
                                                                                       ------------  ------------
                                                                                           294,832       284,533
                                                                                       ------------  ------------
Investments and long-term assets
Subsidiaries and affiliates                                                                107,231        89,926
Bank deposits and other receivables                                                          2,600        18,153
                                                                                       ------------  ------------
                                                                                           109,831       108,079
                                                                                       ------------  ------------
Property, plant and equipment
Cost                                                                                       209,339       192,179
Less: Accumulated depreciation                                                             102,823        93,181
                                                                                       ------------  ------------
                                                                                           106,516        98,998
                                                                                       ------------  ------------
Intangible assets and deferred charges                                                         123           163
                                                                                       ------------  ------------
                                                                                           511,302       491,773
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                       51

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 21--Condensed Nominal Financial Statements of The Company (Cont'd.)

    A. Balance Sheet (cont'd)

                                                                                       December 31,  December 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             NIS Thousands
Current liabilities
Bank credits                                                                                16,155            96
Accounts payable--trade                                                                     17,119        10,747
Other accounts payable                                                                      29,175        22,642
Dividend declared                                                                           45,000        50,000
                                                                                       ------------  ------------
                                                                                           107,449        83,485
                                                                                       ------------  ------------
Long-term liabilities
Liability regarding termination of employee-employer relationship, net                       2,512         1,499
Capital notes issued to subsidiaries                                                         2,065         2,065
Deferred taxes, net                                                                          3,704         2,802
                                                                                       ------------  ------------
                                                                                             8,281         6,366
                                                                                       ------------  ------------
Shareholders' equity
Share capital                                                                               60,582        60,582
Paid-in capital                                                                            149,934       149,934
Retained earnings                                                                          186,076       192,426
                                                                                       ------------  ------------
                                                                                           396,592       402,942
Less: company shares held by subsidiary                                                     1,020          1,020
                                                                                       ------------  ------------
                                                                                           395,572       401,922
                                                                                       ------------  ------------
                                                                                           511,302       491,773
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 21--Condensed Nominal Financial Statements of The Company (Cont'd.)

    B. Statements of Income

                                                                                       Year Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                            NIS Thousands
Revenue from sales                                                                   431,578    401,231    376,446
Cost of sales                                                                        266,234    247,523    232,959
                                                                                   ---------  ---------  ---------
Gross profit                                                                         165,344    153,708    143,487
                                                                                   ---------  ---------  ---------
Selling and marketing expenses                                                        88,067     69,737     62,613
General and administrative expenses                                                   30,887     24,284     21,784
                                                                                   ---------  ---------  ---------
                                                                                     118,954     94,021     84,397
                                                                                   ---------  ---------  ---------
Operating income                                                                      46,390     59,687     59,090
Finance income, net                                                                   16,443     19,500     17,881
Other income, net                                                                      2,045      2,956      1,840
                                                                                   ---------  ---------  ---------
Income before income taxes                                                            64,878     82,143     78,811
Income taxes                                                                          12,035     17,111     20,021
                                                                                   ---------  ---------  ---------
Net income after income taxes                                                         52,843     65,032     58,790
Equity in earnings of subsidiaries and affiliates, net                                 5,579      6,473      1,004
                                                                                   ---------  ---------  ---------
Net income for the year                                                               58,422     71,505     59,794
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------


Note 21--Condensed Nominal Financial Statements of The Company (Cont'd.)

    C. Statement of shareholders' equity

                                                                                                 Company
                                                                Proceeds                         Shares
                                                 Paid-in       From Issue       Retained         Held by
                               Share Capital     Capital      of Warrants       Earnings       Subsidiary         Total
                               -------------  -------------  --------------  --------------  ---------------  --------------
                               NIS Thousands  NIS Thousands  NIS Thousands   NIS Thousands    NIS Thousands   NIS Thousands
                               -------------  -------------  --------------  --------------  ---------------  --------------
Balance as of
  January 1, 1995                   60,582        134,097          15,837         171,127          --              381,643

Changes in 1995:
Expiration of warrants              --            *15,837        *(15,837)         --              --               --
Net income                          --             --              --              59,794          --               59,794
Dividend                            --             --              --             (20,000)         --              (20,000)
                                    ------    -------------       -------         -------          ------          -------
Balance as of
 December 31, 1995                  60,582        149,934          --             210,921          --              421,437

Changes in 1996:
Net income                          --             --              --              71,505          --               71,505
Dividend **                         --             --              --             (90,000)         --              (90,000)
Company shares held by
  subsidiary                        --             --              --              --              (1,020)          (1,020)
                                    ------    -------------       -------         -------          ------          -------
Balance as of
 December 31,1996                   60,582        149,934          --             192,426          (1,020)         401,922

Changes in 1997:
Net income                          --             --              --              58,422          --               58,422
Dividend***                         --             --              --             (64,772)         --              (64,772)
                                    ------    -------------       -------         -------          ------          -------
Balance as of
  December 31,1997                  60,582        149,934          --             186,076          (1,020)         395,572
                                    ------    -------------       -------         -------          ------          -------
                                    ------    -------------       -------         -------          ------          -------


*   Net of issue and registration expenses, after tax affect.

**  Includes NIS 50,000 thousands dividend declared (see also Note 22).

*** Includes NIS 44,842 thousands dividend declared subsequent to Balance Sheet date (see also Note 22).

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 22--Subsequent Events

On March 6, 1998 the Company's Board of Directors declared an additional interim cash dividend distribution of NIS 45,000 thousand which is approximately NIS 0.74 per NIS 1 par value of shares outstanding on the date declared. The dividend will be paid on April 28, 1998 and is included in these financial statements as a dividend declared.

This dividend is included in these financial statements as a dividend declared. In addition, the Board of Directors decided to recommend to the shareholders at the General Meeting the interim dividend in the amount of NIS 65,000 thousand as the final dividend of 1997.

Note 23--Consolidated Financial Data Presented According to U.S. GAAP

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

The inflation rate in Israel has steadily declined to the point that the use of historical dollar accounting as prescribed in SFAS No. 52 may no longer be appropriate for the translation of accounting (SFAS No. 52), the functional currency of the Israeli entities was defined as the reporting currency of the U.S. investor. For the purpose of PEC's investee companies the transition date for the reporting currency basis was determined to be December 31, 1992. Consequently, as from January 1, 1993, for U.S. GAAP purposes, this conversion has been implemented as follows:

    (1) Dollar values which had been maintained on an historical accounting basis (such as land, buildings, machinery and equipment, investments, etc.) have been translated into NIS at the exchange rate ruling at December 31, 1992.

    (2) Shareholders' equity has been translated on an historical basis.

The treatment of transactions carried out during the year was as follows:

    (1) Depreciation of assets converted according to 1. Above was computed on the new NIS value over the remaining useful lives of the assets.

    (2) All other transactions have been presented on the same basis as the nominal consolidated financial statements. Section B of this note explains the differences between the nominal NIS financial statements prepared according to Israeli GAAP and the financial statement data presented in NIS according to U.S. GAAP for the purposes of PEC.

    (3) Deferred taxes associated with the temporary difference that arise from a change in functional currency when an economy ceases to be considered highly inflationary, are reflected (as per FASB's EITF 92-8) as an adjustment to the cumulative translation adjustments component of shareholders' equity.

                                               Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
-------------------------------------------------------------------------------

Note 23--Consolidated Financial Data Presented According to U.S. GAAP (cont'd)

B. The main differences between the financial statements contained in Sections C, D and E of this note prepared according to U.S. GAAP and the financial statements prepared according to Israeli GAAP are as follows:

    (1) Warrants issued to employees

        Warrants issued to employees free of charge were recorded as an expense in 1993 in these financial statements in accordance with U.S. GAAP.
        The warrants issued to employees were recorded as an expense in the nominal shekels financial statements in 1994 at the amount which was taxable to the employees--see Note 13B (5).

        The tax effect of this expense is included in the nominal NIS financial statements in the Statement of Income. For the purposes of the financial statements contained in this Note, prepared according to U.S. GAAP, the tax effect is included partially in the Statement of Income and the remainder is added to paid-in capital.

    (2) Reserves in Shareholders' equity

        Land, buildings, machinery and equipment were revalued in 1982 and a capital reserve was created in the nominal financial statements as permitted by Israeli GAAP. These assets are stated at historical cost and no capital reserves exist in the financial statements that follow in accordance with U.S. GAAP.

    (3) Deferred credit (negative goodwill)

        The consolidated nominal NIS financial statements include a deferred credit amortized over five to the years, as permitted by Israeli GAAP. For the purposes of the financial statements contained in this note, prepared according to U.S. GAAP, property, plant and equipment have been reduced by the excess cost over the assigned value of net assets acquired.

    (4) Dividends declared

        According to Israeli GAAP, dividend from the earnings of a year are accrued at the end of that year even though they are approved after that year's end. For the purposes of the financial statements contained in this note, these dividends have not been accrued since, according to U.S. GAAP, dividends are reflected as a liability when declared.

                                            Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
----------------------------------------------------------------------------

Note 23--Consolidated Financial Data Presented according to U.S. GAAP
         (cont'd)

C. Balance Sheets

                                                                                       December 31,  December 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             NIS Thousands
Assets

Current assets

Cash and cash equivalents                                                                   31,409        57,275
Marketable securities                                                                       52,782        52,161
Accounts receivable--trade and others                                                      213,607       180,349
Bank deposits                                                                               17,191         3,328
Inventories                                                                                104,831       101,790
                                                                                       ------------  ------------
                                                                                           419,820       394,903
                                                                                       ------------  ------------
Investments and long-term assets

Affiliated companies and others                                                             26,747        20,927
Bank deposits and other receivables                                                          3,545        15,536
Deferred taxes, net                                                                          5,333         6,949
                                                                                       ------------  ------------
                                                                                            35,625        43,412
                                                                                       ------------  ------------
Property, plant and equipment

Cost                                                                                       330,517       336,256
Less--accumulated depreciation                                                             173,293       187,671
                                                                                       ------------  ------------
                                                                                           157,224       148,585
                                                                                       ------------  ------------
Intangible assets, net                                                                       1,386        14,101
                                                                                       ------------  ------------
                                                                                           614,055       601,001
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                       57

                                            Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
----------------------------------------------------------------------------

Note 23--Consolidated Financial Data Presented according to U.S. GAAP
         (cont'd)

C. Balance Sheets (cont'd)

                                                                                       December 31,  December 31
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             NIS Thousands
Liabilities and Shareholders' Equity

Current liabilities

Bank credits and others                                                                     26,395        23,564
Accounts payable--trade and others                                                          90,173        73,626
                                                                                       ------------  ------------
                                                                                           116,568        97,190
                                                                                       ------------  ------------
Long-term liabilities

Long-term debt                                                                               3,532         6,557
Liability regarding termination of employee-employer relationship, net                       8,008         1,965
                                                                                       ------------  ------------
                                                                                            11,540         8,522
                                                                                       ------------  ------------
Minority interest                                                                           33,553        30,915
                                                                                       ------------  ------------
Shareholders' equity

Share capital                                                                               80,561        80,561
Paid-in capital                                                                            144,721       144,721
Foreign currency translation adjustment                                                      1,703         1,703
Retained earnings                                                                          226,429       238,409
                                                                                       ------------  ------------
                                                                                           453,414       465,394
Less: Treasury Stock                                                                         1,020         1,020
                                                                                       ------------  ------------
                                                                                           452,394       464,374
                                                                                       ------------  ------------
                                                                                           614,055       601,001
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                            Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
----------------------------------------------------------------------------

Note 23--Consolidated Financial Data Presented according to U.S. GAAP
         (cont'd)

D. Statements of Income

                                                                                       Year Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                            NIS Thousands
                                                                                   -------------------------------
Revenue from sales                                                                   617,914    570,758    481,997
Cost of sales                                                                        389,635    360,492    312,207
                                                                                   ---------  ---------  ---------
Gross profit                                                                         228,279    210,266    169,790
                                                                                   ---------  ---------  ---------
Selling and marketing expenses                                                       125,294     98,051     76,072
General and administrative expenses                                                   46,347     38,932     30,006
                                                                                   ---------  ---------  ---------
                                                                                     171,641    136,983    106,078
                                                                                   ---------  ---------  ---------
Operating income                                                                      56,638     73,283     63,712
Financing income, net                                                                 13,018     16,556     14,810
                                                                                   ---------  ---------  ---------
Operating income                                                                      69,656     89,839     78,522
Other income, net                                                                      1,192      3,289      3,412
                                                                                   ---------  ---------  ---------
Income before income taxes                                                            70,848     93,128     81,934
Income taxes                                                                          14,595     18,126     19,550
                                                                                   ---------  ---------  ---------
Net income after income taxes                                                         56,253     75,002     62,384
Equity in earnings (losses) of affiliated companies, net                                (630)       238       (500)
Minority interest in consolidated subsidiaries' income                                (3,653)    (6,555)    (1,751)
                                                                                   ---------  ---------  ---------
Net income from continuing operations                                                 51,970     68,685     60,133
Net income from discontinued operations                                                5,805      3,735     --
                                                                                   ---------  ---------  ---------
Net income                                                                            57,775     72,420     60,133
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                       59

                                            Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1997
----------------------------------------------------------------------------

Note 23--Consolidated Financial Data Presented according to U.S. GAAP
         (cont'd)

E. Statement of Changes in Shareholders' Equity

                                                                                             Foreign                 Company
                                                                 Additional    Proceeds     Currency                 Shares
                                                        Share      Paid-in    from issue   Translation  Retained   Acquired by
                                                       Capital     Capital    of Warrants  Adjustments  Earnings   Subsidiary
                                                      ---------  -----------  -----------  -----------  ---------  -----------
                                                                                   NIS Thousands
                                                      ------------------------------------------------------------------------
Balance as of January 1, 1995                            80,561     131,161       13,560        1,703     175,856      --

In the year 1995:

Expiration of warrant                                    --         *13,560     *(13,560)      --          --          --
Net income                                               --          --           --           --          60,133      --
Cash dividend                                            --          --           --           --         (30,000)     --
                                                      ---------  -----------  -----------       -----   ---------  -----------
Balance as of December 31, 1995                          80,561     144,721       --            1,703     205,989      --

In the year 1996:

Net income                                               --          --           --           --          72,420      --
Cash Dividend                                            --          --           --           --         (40,000)     --
Company shares acquired by subsidiary                    --          --           --           --          --          (1,020)
                                                      ---------  -----------  -----------       -----   ---------  -----------
Balance as of December 31, 1996                          80,561     144,721       --            1,703     238,409      (1,020)

In the year 1997:

Net income                                               --          --           --           --          57,775      --
Cash Dividend                                            --          --           --           --         (69,755)     --
                                                      ---------  -----------  -----------       -----   ---------  -----------
Balance as of December 31, 1997                          80,561     144,721       --            1,703     226,429      (1,020)
                                                      ---------  -----------  -----------       -----   ---------  -----------
                                                      ---------  -----------  -----------       -----   ---------  -----------



*   Net of issue and registration expenses, after tax effect.

                                            Tambour Limited and Subsidiaries


Appendix--Consolidated and Affiliated Companies as of December 31,1997

                                                                                                  Percentage of
                                                                                                     Control
                                                                                               -------------------
Consolidated companies

S.D.L. Technology (sol) Ltd.                                                                             71.00
S.D.L. partnership                                                                                       98.55
R.R.E. Rotem Engineering Ltd.                                                                            85.00
Gains Properties Ltd.                                                                                    77.66
Gil--the Israeli Marketing Paint Company*                                                                24.00
Tambour Holdings 1993 Ltd.                                                                              100.00
Tambour Ecology Ltd.                                                                                     66.00
Tambour investments 1996 Ltd.                                                                           100.00
Tambourechev. 1997 Ltd.                                                                                 100.00
Safety Kleen (Israel) Ltd.                                                                               59.40
Scliab Laboratories Manufacturing Chemists Ltd.                                                          77.66
Sicca Israel Chemical Enterprises Ltd.                                                                   77.66
Tzevah Paint Industries Ltd.                                                                            100.00
Tzah--Israeli Printing Inks Ltd.                                                                         80.00
R.D. Glaso-Center Ltd.                                                                                  100.00
Serafon Resinous Chemicals Corp. Ltd.**                                                                  56.15
Tovalah Ltd.                                                                                            100.00
T.P. Developments Establishment                                                                         100.00
Cotachem Farben G.M.B.H                                                                                 100.00
Tambour Paints (Hellas) LLC                                                                             100.00
Kedem Chemicals Ltd.**                                                                                   77.66

Affiliated companies

Diverseylever Israel Ltd.                                                                                38.75
Vertigo Robotics Technology Ltd.                                                                         37.50
Kne Uvne Marketing (1992) Ltd.                                                                           20.00
British Paints L.L.C.                                                                                    18.15
International Ilios Cotachem S.A.                                                                        43.00
Tambour Switzerland                                                                                     100.00

Partnerships
Kne Ubne Limited Partnership                                                                             20.00

                                       61

                                            Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1997
----------------------------------------------------------------------------

                                                                                                  Percentage of
                                                                                                     Control
                                                                                               -------------------

Inactive Companies
Ayalon Water Purification Ltd.                                                                          10.000
Engel-Aniam Ltd.                                                                                         33.00
Askar Ltd.                                                                                              100.00
Ecogen Ltd.                                                                                              77.66
Hamerakeh--Hydrohamer Ltd.                                                                               66.00
Tambour polimers Lts.                                                                                   100.00
Activated Carbon Technologies Ltd.                                                                       33.00
Tambourechev Ltd.                                                                                       100.00
Chemetal Ltd.                                                                                           100.00
Memberfil Ltd.                                                                                           50.00
Nad (Investments) Ltd.                                                                                  100.00
C.T.I. Inks (1983) Ltd.                                                                                  80.00
Kedem Asset and Investment Management (1991) Ltd.                                                        77.66
Kedem Chemicals Technologies Ltd.                                                                        77.66
Tamarin (Marine Paints) Ltd.                                                                            100.00



*   100% ownership and control, in effect.

**  Traded on the Tel-Aviv Stock Exchange.

                    [LETTERHEAD OF ROJANSKY, HALIFI, MEIRI & CO.]


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               TO THE SHAREHOLDERS OF
                        CANIEL - ISRAEL CAN COMPANY LIMITED

We have audited the Balance Sheets pertaining to Caniel - Israel Can Company Limited (hereafter the Company) as of December 31, 1997 and 1996 and the Consolidated Balance Sheets as of same dates, the related Statements of Income and Statements of changes in Shareholders' Equity as well as the Statements of Cash Flows - Company's and Consolidated - pertaining to each of the three years within the period ended on December 31, 1997 . These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

We have not audited the Financial Statements pertaining to Consolidated Companies, the assets of which accounted for in the consolidation approximate 2% and 1% of the overall consolidated assets as of December 31, 1997 and 1996, respectively. The Financial Statements pertaining to these Companies have been audited by other Certified Public Accountants whose reports were provided to us, therefore our opinion, as far as it relates to the figures accounted for as to these Companies, is based on these other Certified Public Accountants' Reports.

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

The above Statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Notes 22 - 23 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position - Company's and consolidated - as of December 31, 1997 and 1996, the results of their operations, the changes in shareholder's equity and cash flows - Company's and consolidated - for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income and shareholders' equity to the extent summarized in Note 25 to the financial statements.


                                               /s/ ROJANSKY, HALIFI, MEIRI & CO.
                                               ---------------------------------
Tel-Aviv, March 5, 1998.                       ROJANSKY, HALIFI, MEIRI & CO.
                                               CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE SHAREHOLDERS OF ELRON ELECTRONIC INDUSTRIES LTD.

We have audited the accompanying balance sheets of Elron Electronic Industries Ltd., (the "Company") as of December 31, 1997 and 1996, the consolidated balance sheet of the Company and its subsidiary as of December 31, 1997, the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, the consolidated statement of income and the consolidated statement of cash flows for the year ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company and consolidated as of December 31, 1997 and 1996 and the results of operations, shareholders' equity and cash flows of the Company and consolidated for the years ended December 31, 1997, 1996 and 1995, in conformity with accounting principles generally accepted in Israel (as to reconciliation to accounting principles generally accepted in the United States - see Note 2L).




Luboshitz, Kasierer & Co.               Ratzkovsky Fried & Co.
Member Firm of Arthur Andersen          Certified Public Accountants (Israel)




Haifa, Israel

March 9,1998

                        AUDITORS' REPORT TO THE SHAREHOLDERS
                                         OF
                             GENERAL ENGINEERS LIMITED


We have audited the accompanying balance sheets of General Engineers Limited ("the Company") as of December 31, 1997 and 1996 and the statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, expressed in New Israel Shekels. These financial statements are the responsibility of the board of directors and management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material differences between generally accepted Israeli auditing standards and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to an error in the financial statements or to anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management of the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The above financial statements were prepared on the historical cost basis adjusted for changes in the general purchasing power of the Israeli currency according to Opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal values, on the basis of which the adjusted financial statements were prepared, are presented in Note 14 to the financial statements.

In our opinion, based on our audits, the abovementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, the results of its operations, the changes in its shareholders' equity and the cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income and shareholders' equity to the extent summarized in Note 15 to the financial statements.


/s/ Braude Bavly
-------------------------
Braude Bavly

Tel Aviv, February 12, 1998

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


                           REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

GILAT COMMUNICATIONS LTD.


We have audited the consolidated balance sheets of Gilat Communications Ltd. (the "Company") and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Israsat International Communications Ltd. (a wholly-owned subsidiary; through June 30, 1997 - a proportionately consolidated company, see also note 2), whose assets, included in consolidation, constitute approximately 3.3%; and 7.9% of total consolidated assets as of December 31, 1997 and 1996, respectively, and whose revenues, included in consolidation, constitute approximately 28.2%; 13.5% and 20.4% of total consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Those financial statements were audited by other independent auditors, whose report has been furnished to us and our opinion, insofar as it relates to amounts included for this company, is based solely on the report of the other independent auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other independent auditors provide a fair basis for our opinion.

In our opinion, based upon our audits and the report of the other independent auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles ("GAAP") in Israel (as applicable to these financial statements, Israeli GAAP and U.S. GAAP are practically identical in all material respects, except as described in note 14).




                                             /s/ Kesselman & Kesselman
                                             -----------------------------------
Tel-Aviv, Israel                                   Kesselman & Kesselman
     February 9, 1998                        Certified Public Accountants (Isr.)

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


                           REPORT OF INDEPENDENT AUDITORS

To the shareholders of

GILAT SATELLITE NETWORKS LTD.

We have audited the consolidated balance sheets of Gilat Satellite Networks Ltd. (the "Company") and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

In 1996, following the merger of the Company and Skydata, Inc. ("Skydata"), which was accounted for as a pooling of interests, the consolidated financial statements for all years prior to the merger were restated (see note 2). We did not audit the financial statements of Skydata for the years ended December 31, 1997, 1996 and 1995. The assets of Skydata at December 31, 1997 and 1996 constitute approximately 3.8% and 5.7%, respectively, of total consolidated assets, and its sales for the years ended December 31, 1997, 1996 and 1995 constitute approximately 16.7%, 28.6% and 23.5%, respectively, of total consolidated sales. The financial statements of Skydata were audited by other independent auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Skydata, is based solely on the report of the other independent auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other independent auditors provide a fair basis for our opinion.

In our opinion, based upon our audits and the report of the other independent auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel and in the United
States (as applicable to these financial statements, such accounting principles are practically identical).



                                             /s/ Kesselman & Kesselman
                                             -----------------------------------
Tel-Aviv, Israel                                   Kesselman & Kesselman
     February 26, 1998        Certified Public Accountants (Isr.)

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


                                  AUDITORS' REPORT

                               To the shareholders of

                              KLIL INDUSTRIES LIMITED


We have audited the financial statements of Klil Industries Limited (hereafter - the company) and the consolidated financial statements of the company and its subsidiary: balance sheets as of December 31, 1997 and 1996, and statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of the associated company, the company's share in the equity of which as of December 31, 1997 and 1996 amounts to adjusted NIS 270,000 and adjusted NIS 360,000, respectively, and the company's share in the losses of which amounts in 1997 to adjusted NIS 90,000; 1996 adjusted NIS 81,000. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing company, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to ententional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 12.

          [LETTERHEAD OF KESSELMAN & KESSELMAN COOPERS & LYBRAND]


In our opinion, based upon our audits and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the financial position - of the company and consolidated - as of December 31, 1997 and 1996 and the results of operations, changes in shareholders' equity and cash flows - of the company and consolidated
- for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 13.








/s/ Kesselman & Kesselman
-------------------------
Kesselman & Kesselman
    Haifa, Israel
    March 3, 1998

                                                         605 Third Avenue
                                                         New York, NY 10158-0142
                                                         TEL 212 599-0100
                                                         FAX 212 370-4520


                                                          Grant Thornton
                                                          GRANT THORNTON LLP
                                                          Accountants and
                                                          Management Consultants

                                                    The U.S. Member Firm of
                                                    Grant Thornton International

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
    Level 8 Systems, Inc. and Subsidiaries


         We have audited the consolidated balance sheet of Level 8 Systems, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Level 8 Systems, Inc. and Subsidiaries as of and for each of the two years ended December 31, 1996, were audited by other auditors whose report dated January 31, 1997, expressed an unqualified opinion on those statements.

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

         In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 8 Systems, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP
New York, New York
February 23,1998 (except for Note N, as to which the date is February 27, 1998)

                             JUNGERMAN, GILBOA, SILBER
                        CERTIFIED PUBLIC ACCOUNTANTS (ISR.)


DAVID GILBOA C.P.A. (ISR.)
KOBI SILBER C.P.A. (ISR.)

                        AUDITORS' REPORT TO THE SHAREHOLDERS
                                         OF
                               LIRAZ SYSTEMS LIMITED


We have audited the accompanying balance sheet of Liraz Systems Limited (hereinafter - "the Company") as of December 31, 1997, and 1996 and the Consolidated Balance Sheets as of these dates, and the Statements of Operations, Statement of changes in Shareholders' Equity and Statement of Cash Flows of the Company and consolidated - for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements on the basis of our examination.

We did not audit the financial statements of consolidated companies, whose assets constitute approximately 48.1% and approximately 60.9% of total consolidated assets as of December 31, 1997 and 1996 respectively, and whose revenues constitute approximately 48.6%, 60.6% and 50.6% of total consolidated revenues for the year ended December 31, 1997, 1996 and 1995 respectively. The financial statements of these companies were audited by other auditors, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included in respect of these companies, is based on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) -1973. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost convention, adjusted to reflect changes in the general purchasing power of the Israel currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 31.

In our opinion, based on our audit and on the reports of the other auditors, the financial statements referred to above, present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 1997 and 1996, and results of its operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

In our opinion, the above-mentioned financial statements have been prepared in conformity with the Securities Regulations (Preparation of Annual Financial Statements),1993.



                                                   JUNGERMAN, GILBOA, SILBER
                                                  Certified Public Accountants
TEL AVIV, MARCH 16,1998


  Address: Rechov Aminadav 23, Tel-Aviv 67898, Fax: 03-5627190, Tel: 03-5622332

KOST LEVARY & FORER
       A MEMBER OF
ERNST & YOUNG INTERNATIONAL



                            Report of independent auditors

                                to the shareholders of

              LOGAL Educational Software and Systems Ltd. and Subsidiary


     We have audited the consolidated balance sheets of LOGAL Educational Software and Systems Ltd. and its subsidiary at December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors Regulations (Mode of Performance) (Israel), 1973, which do not differ in any material respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally accepted in the United States and Israel are substantially identical in all material respects.

Tel Aviv, Israel                               KOST, LEVARY and FORER
February 16, 1998                        Certified Public accountants (Israel)
                                        A member of Ernst & Young International

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]



                                   AUDITORS' REPORT

To the shareholders of

MUL-T-LOCK LIMITED



We have audited the financial statements of Mul-T-Lock Limited (hereafter - the company) and the consolidated financial statements of the company and its subsidiaries: balance sheets as of December 31, 1997 and 1996 and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets constitute approximately 3.1% and 1.7% of total consolidated assets as of December 31, 1997 and 1996, respectively, and whose turnover constitutes approximately 5.2%, 3.4% and 2.7%, of total consolidated turnover for the years ended December 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the company, on the basis of which its adjusted financial statements were prepared, are presented in note 16.

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


In our opinion, based upon our audits and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the financial position - of the company and consolidated
- as of December 31, 1997 and 1996 and the results of operations, changes in shareholders' equity and cash flows - of the company and consolidated - for each of the three years in the period ended December 31, 1997, in conformity with
generally accepted accounting principles.   Also, in our opinion, the
abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 17.



                                             /s/ Kesselman & Kesselman
                                             -----------------------------------
Tel-Aviv,                                           Kesselman & Kesselman
     March 10, 1998                          Certified Public Accountants (Isr.)

                      [LETTERHEAD OF H.H.S.L. Haft & Haft & Co.]

                            [LOGO OF NEXIA INTERNATIONAL]


    AUDITORS' REPORT TO THE SHAREHOLDERS OF PEC ISRAEL FINANCE CORPORATION LTD.
                            FOR PARENT COMPANY PURPOSES



We have audited the accompanying balance sheets of PEC Israel Finance Corporation Ltd. as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in shareholders' equity and of cash flows for the three years ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and of the results of its operations, changes in shareholders' equity and cash flows for the three years then ended, in accordance with generally accepted accounting principles

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of nominal / historical net profit nor shareholders' equity for the year ended December 31, 1997.



                                        /s/ H.H.S.L. Haft & Haft & Co.
                                        -------------------------------------
                                             H.H.S.L. Haft & Haft & Co.
March 26, 1998                          Certified  Public  Accountants (Isr.)

                                 ARTHUR ANDERSEN LLP

                                                            --------------------
                                                            Harbour Centre
                                                            PO Box 1929
                                                            Grand Cayman
                                                            Cayman Island BWI


                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Renaissance Fund LDC:

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Renaissance Fund LDC (a Cayman Islands Limited Duration Corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in net assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Fund LDC as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

As explained in Notes 1 and 4, the financial statements include portfolio investments valued at $133,469,181 (92.22% of net assets) and $127,885,638 (90.56% of net assets) at December 31, 1997 and 1996, respectively, whose values have been estimated by the Fund's Manager in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


Arthur Andersen LLP


Grand Cayman, B.W.I.
February 10,1998

             [LETTERHEAD OF KESSELMAN & KESSELMAN AND COOPERS & LYBRAND]


                            REPORT OF INDEPENDENT AUDITORS

To the shareholders of

SCITEX CORPORATION LTD.


We have audited the consolidated balance sheets of Scitex Corporation Ltd. (the "Company") and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.



                                             /s/ Kesselman & Kesselman
                                             -----------------------------------
Tel-Aviv, Israel                                  Kesselman & Kesselman
     February 11, 1998                       Certified Public Accountants (Isr.)
     (except for notes 9 and 17 as to
       which the date is February 25, 1998)

                     [LETTERHEAD OF LUBOSHITZ, KASIERER & CO.]



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF
     TEFRON LTD.


We have audited the accompanying consolidated balance sheets of TEFRON LTD. (an Israeli corporation) as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.




                                                  /s/ LUBOSHITZ, KASIERER & CO.
                                                  ------------------------------
                                                    LUBOSHITZ, KASIERER & CO.
                                                  MEMBER FIRM OF ARTHUR ANDERSEN

Tel-Aviv, Israel.
February 11, 1998.

                         [LETTERHEAD OF KOST LEVARY & FORER]


Messrs.: D.I.C. Ltd.
PEC Israel Economic Corporation
-------------------------------


          Re: Financial statements of Tel-Ad Jerusalem Studios Ltd. ("the Company") remeasured into Nominal NIS
               -----------------------------------------------------


     We have audited the accompanying balance sheets of Tel-Ad Jerusalem Studios Ltd. (an Israeli corporation) as of December 31, 1997 and 1996, and the related statements of income and changes in shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards including those prescribed by the Israel regulations (Mode of Performance), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These financial statements are to be read in conjunction with the accompanying primary audited financial statements of the company, see Note 2.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, the results of its operations and changes in its stockholders' equity for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see
Note 3 to the financial statements).




                                        /s/ KOST LEVARY & FORER
                                        ---------------------------------------
Tel-Aviv, Israel.                                 KOST LEVARY & FORER
March 4, 1998.                       Certified Public Accountants (Israel)
                                        A Member of Ernst & Young International

                            [LETTERHEAD OF SOMEKH CHAIKIN]


Tel-Aviv, February 14, 1997




Report of Independent Public Accountants
Cellcom Israel Ltd.


We have audited the balance sheet of Cellcom Israel Ltd. (hereinafter the "Company") as of December 31, 1996, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, based on our audit and on the report of the abovementioned other auditors, the above mentioned financial statements present fairly the financial position of the company as at December 31, 1996, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity.




/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants (Isr.)

                            [LETTERHEAD OF SOMEKH CHAIKIN]


Tel-Aviv, March 17, 1997


Report of Independent Public Accountants to the Shareholders of DIC and PEC Cable TV Ltd.


We have audited the balance sheet of DIC and PEC Cable TV. Ltd. as of December 31, 1996, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the company's Management.

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

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the company as at December 31, 1996, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 5 to the financial statements.





/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants (Isr.)

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tel-Aviv, February 25 1997


Report of Independent Public Accountants to the Shareholders of
Gemini Capital Fund Management Ltd.


We have audited the accompanying balance sheet of Gemini Capital Fund Management Ltd. as at December 31, 1996, statements of income, changes in shareholders' equity and cash flows for each of the two years the last of which ended on December 31, 1996, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Fund Management Ltd. as at December 31, 1996, and the results of its operations, changes in its shareholder's equity and cash flows for each of the two years the last of which ended on December 31, 1996, in conformity with accounting principles generally accepted in the United States and Israel on the basis outlined in Note 2A to the financial statements.





/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tel-Aviv, February 25, 1997


Report of independent Public Accountants to the Partners of Gemini Israel Fund L.P.

We have audited the accompanying balance sheet of Gemini Israel Fund L.P. as of December 31, 1996, statements of income, changes in partners capital and cash flows for each of the two years the last of which ended on December 31, 1996, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund as of December 31, 1996, the results of its operations, changes in its partners capital and cash flows for each of the two years the last of which ended December 31, 1996 in conformity with accounting principles generally accepted in the United States on the basis detailed in Note 2A to the financial statements.

As explained in Note 2, the financial statements include investments valued at U.S. dollars 20,733 thousand (previous year - U.S. dollars 10,822 thousand) (75% of partners capital at balance sheet date, previous year -56%) whose values have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.



/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tel-Aviv, March 4, 1997



Report of Independent Public Accountants to the Shareholders of Ispah Holdings Limited


We have audited the balance sheet of Ispah Holdings Limited as of December 31, 1996, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the company's management.

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

In our opinion, based on our audit and on the report of the abovementioned other auditors, the above mentioned financial statements present fairly the financial position of the company as at December 31, 1996, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/ historical net profit (loss) and shareholders' equity to the extent summarized in Note 5 to the financial statements.






/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants (Isr.)

DELOITTE TOUCHE
       TOHMATSU
 IGAL BRIGHTMAN          -------------------------------------------------------
           &Co.          3 Daniel Frisch Street      Telephone: 972(3) 692-4111
                         Tel Aviv 64731 ISRAEL       Facsimile: 972(3) 696-0130
                         P.O.B. 16593, Tel-Aviv 61164


                             INDEPENDENT AUDITORS' REPORT
                    TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                        "MAXIMA" - AIR SEPARATION CENTER LTD.
                        -------------------------------------


We have audited the accompanying balance sheet of "Maxima" - Air Separation Center Ltd. ("the Company") as of December 31, 1996, and the consolidated balance sheet as of such date, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis - for each of the two years in the period ended December 31, 1996, expressed in Israeli currency. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a jointly controlled subsidiary included under the proportionate consolidation method, whose assets constitute approximately 5.2% of consolidated total assets as of December 31, 1996, and whose revenues constitute approximately 7.1% and 8.3% of consolidated total revenues for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in respect of the aforementioned subsidiary, is based solely on the reports of the other auditors.

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



---------------       ----------------------------------------------------------
Deloitte Touche       Office in Jerusalem: New Clal Center 42 Agrippas Street
Tohmatsu              Jerusalem 94301, P.O.B. 28090, Jerusalem 91280, ISRAEL
International         Tel. 972 (2) 6235157 Fax. 972 (2) 6233628
                      Office in Haifa: 5 Ma'aleh Hashichrur Street, Haifa 33284,
                      P.O.B. 5648, Haifa 31055, ISRAEL
                      Tel. 972 (4) 8627373 Fax. 972 (4) 8672528

--------------------------------------------------------------------------------

         [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU IGAL BRIGHTMAN & CO.]


In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as at December 31, 1996, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis, for each of the two in the period ended December 31, 1996, in accordance with generally accepted accounting principles in Israel. Furthermore, in our opinion, the financial statements are prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) - 1993.

The financial information presented in accordance with generally accepted accounting principles in the United States is based on nominal historical data in Israeli currency and is included in Note 31 to the financial statements.

Igal Brightman & Co.
Certified Public Accountants



Tel Aviv, February 26, 1997

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tel-Aviv, March 13, 1997





Auditor's Report to the Shareholders of
Property and Building Corporation Limited


We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and the consolidated financial statements as follows:

-    Balance sheet as at December 31, 1996
- Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the two years the last of which ended on December 31, 1996.

These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 72% of the total consolidated assets as at December 31, 1996 and whose revenues constitute 90% and 86% of the consolidated revenues for the years ended on December 31, 1996 and 1995 respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements which relates to the net asset value of an affiliate and the Company's equity in its earnings is based on financial statements which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Auditor's Mode of performance) - 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management. We believe that our audits provide a fair basis for our opinion.

As stated in Note 1D (17) the comparative figures are based on financial statements which were restated and issued on May 30, 1996 (the original statements were issued on March 18, 1996) in order to retroactively reflect a change with which we concur in the accounting treatment of the recognition of income from construction work by a subsidiary.

The above mentioned financial statements have been prepared on the basis of historical cost, in historical values adjusted for the changes in the general purchasing power of the Israel currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed data in nominal historical terms, on the basis of which the adjusted statements were prepared, is presented in Note 34.

In our opinion, based on our audit and the reports of other auditors mentioned above, the above mentioned financial statements present fairly, in all material respects, in conformity with accounting principles, generally accepted in Israel, the financial position of the Company and of the Company and its subsidiaries on a consolidated basis as at December 31, 1996 and the changes in shareholders' equity and the results of their operations and cash flows for each of the two years ended on December 31, 1996. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) - 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net profit and shareholders' equity to the extent summarized in Note 35 C to the financial statements.




/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants (Isr.)

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tel-Aviv March 11, 1997




Auditor's Report to the Shareholders of
Super-Sol Limited


We have audited the financial statements of Super-Sol Limited (the Company) and the consolidated financial statements of the Company and its subsidiaries detailed below:

-    Balance sheet as at December 31, 1996
- Statements of income, changes in shareholders' equity and cash flows for the years ended on December 31, 1996 and 1995.

These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the financial statements based on our audit.

We have not audited the financial statements of certain consolidated companies whose assets represent approximately 0.6% of the total assets included in the consolidated balance sheet at December 31, 1996 and whose income represents approximately 5.6% and 5.8% of the income included in the consolidated statements of income for the years ended December 31, 1996 and 1995. The financial statements of these companies were audited by other auditors who provided us with their reports and our opinion in as much as it relates to amounts included in respect of these companies is based on the reports of the other auditors.

Similarly the data relating to the equity value of investments in the consolidated financial statements of investments in affiliated companies and to the group's share in the results of these companies presented on an equity basis are based on financial statements, some of which were audited by other auditors.

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

The above mentioned financial statements have been prepared on the basis of historical cost, in historical values adjusted for the changes in the general purchasing power of the Israel currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal historical terms, on the basis of which the adjusted statements were prepared, as presented in Notes 29 and 30.

In our opinion, based on our audit and the reports of other auditors mentioned above, the above mentioned financial statements present fairly in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company and of the Company and its subsidiaries on a consolidated basis as at December 31, 1996 and the changes in shareholders' equity and the results of their operations and cash flows company and consolidated for each of the two years ended on December 31, 1996.

Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) - 1983.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net profit and shareholders' equity to the extent summarized in Note 31 to the financial statements.




/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                            [LETTERHEAD OF SOMEKH CHAIKIN]

Tirat HaCarmel, March 5, 1997




Independent Auditor's Report to the
Shareholders of Tambour Ltd.


We have audited the balance sheet of Tambour Ltd. (hereinafter the "Company") and the balance sheet of the Company and subsidiary companies as at December 31, 1996, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels.

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

In our opinion, based on our audit and the financial statements audited by other auditors, the above mentioned financial statements present fairly the financial position of the Company and of the Company and subsidiary companies as at December 31, 1996, the results of its operations, the changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income and shareholders' equity to the extent summarized in Note 23 to the financial statements.





/s/ Somekh Chaikin
-----------------------------------
Somekh Chaikin
Certified Public Accountants (Isr.)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEC ISRAEL ECONOMIC CORPORATION


Date: March 31, 1998            By: /s/ JAMES I. EDELSON
                                    -------------------------------
                                    James I. Edelson,
                                    Executive Vice President and
                                    Secretary

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                  Date
      ----                                  ----

                                       March   , 1998
----------------------------
Raphael Recanati,
Chairman of the Board
of Directors



/s/ FRANK J. KLEIN                     March 31, 1998
----------------------------
Frank J. Klein,
President and Principal
Executive Officer; Director



/s/ WILLIAM GOLD                        March 31, 1998
----------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                  Date
      ----                                  ----

/s/ ROBERT H. ARNOW                     March 31, 1998
----------------------------
Robert H. Arnow, Director


/s/ ALAN R. BATKIN                      March 31, 1998
----------------------------
Alan R. Batkin, Director


/s/ JOSEPH CIECHANOVER                  March 31, 1998
----------------------------
Joseph Ciechanover, Director


/s/ ELIAHU COHEN                        March 31, 1998
----------------------------
Eliahu Cohen, Director


/s/ ALAN S. JAFFE                       March 31, 1998
----------------------------
Alan S. Jaffe, Director


/s/ HERMANN MERKIN                      March 31, 1998
----------------------------
Hermann Merkin, Director


/s/ HARVEY M. MEYERHOFF                 March 31, 1998
----------------------------
Harvey M. Meyerhoff, Director


/s/ OUDI RECANATI                       March 31, 1998
----------------------------
Oudi Recanati, Director


/s/ ALAN S. ROSENBERG                   March 31, 1998
----------------------------
Alan S. Rosenberg, Director

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

(3)(ii).    Composite By-Laws of the Company, as amended.                    262

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

10(i)(f).   Amendment to Exhibit 10(i)(e) dated as of December 25, 1996, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

                                                                        Page No.
                                                                        --------

10(i)(g).   Agreement dated July 1, 1995 between IDB Development Corporation
            Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial
            Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10(i)(h).   Voting Agreement dated June 10, 1997 by and among Discount
            Investment Corporation Ltd., the Company and Delek Investments and
            Properties Ltd.                                                  276

10(i)(i).   Application to Israel Discount Bank Ltd. dated March 4, 1998 for the
            Allocation of a Credit Line in Foreign Currency to the Company.  278

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

21.         Subsidiaries of the Registrant.                                  283

27.         Financial Data Schedule.                                         285

----------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.