Form 10-Q
period 1998-03-31
PEC ISRAEL ECONOMIC CORP
filed 1998-05-15
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Maine                                          13-1143528
---------------------------------------                     -------------------
    (State or Other Jurisdiction                             (I.R.S. Employer
  of Incorporation or Organization)                         Identification No.)

     511 Fifth Avenue, New York, N.Y.                              10017
---------------------------------------                     -------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-2400
                                                   --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.

      As of May 14, 1998 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 50 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,       December 31,
                                                         ----------------------------
Assets                                                     1998               1997
                                                         ----------------------------
                                                 (In thousands - except per share amounts)
Cash and cash equivalents                                $   5,548          $   8,948
Investments                                                479,452            444,398
Assets of General Engineers Limited                          5,706              5,274
Other assets                                                 1,550              2,484
                                                         ---------          ---------

        Total assets                                     $ 492,256          $ 461,104
                                                         =========          =========

Liabilities and Shareholders' Equity

Liabilities:
    Loan payable - Bank                                  $  20,026          $      --
    Liabilities of General Engineers Limited                 2,626              1,767
    Deferred income taxes                                   40,760             38,451
    Other liabilities                                        5,152              4,761
                                                         ---------          ---------
      Total liabilities                                     68,564             44,979
                                                         ---------          ---------

Shareholders' equity:
    Common stock, $1.00 par value                           31,952             31,952
    Additional paid-in capital                             103,111            103,282
    Retained earnings                                      345,677            334,934
    Accumulated other comprehensive income                 (36,681)           (33,676)
                                                         ---------          ---------
                                                           444,059            436,492


    Treasury stock                                         (20,367)           (20,367)
                                                         ---------          ---------
      Total shareholders' equity                           423,692            416,125
                                                         ---------          ---------

      Total liabilities and shareholders' equity         $ 492,256          $ 461,104
                                                         =========          =========


See notes to consolidated financial statements.

                                                              Page 2 of 50 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    For the Three Months Ended:
                                                                  -------------------------------
                                                                     3/31/98            3/31/97
                                                                  -------------------------------
Revenues:                                                          (In thousands - except share
                                                                       and per share amounts)
    Interest and dividends                                        $        182       $        243
    Equity in net income of Affiliated Companies                        11,828             12,015
    Net gain on issuance of shares by Affiliated Companies                  59                 --
    Revenues of General Engineers Limited                                2,198              2,155
    Net gain on sales of investments in Affiliated Companies               696              5,075
    Net gain on sales, and change in market
      value, of trading securities                                       3,345                 64
    Other                                                                  844                450
                                                                  ------------       ------------
                                                                        19,152             20,002
                                                                  ------------       ------------
Expenses:

    General and administrative                                             858                934
    Interest                                                               155                 --
    Cost of sales and expenses of General Engineers Limited              2,570              2,135
                                                                  ------------       ------------
                                                                         3,583              3,069
                                                                  ------------       ------------

Income before income taxes                                              15,569             16,933
Income taxes                                                             4,826              3,960
                                                                  ------------       ------------
Net income                                                              10,743             12,973
                                                                  ------------       ------------

Other comprehensive income:
    Unrealized gains on marketable securities:
      Unrealized gains arising during period                                26                979
      Less: reclassification adjustment for gains
         included in net income                                             --               (159)
                                                                  ------------       ------------

      Unrealized gains on marketable securities,
         net of tax provision of $14 (1998) and
         $441 (1997)                                                        26                820

    Translation adjustment, net of tax benefit
       of $1,632 (1998) and $2,202 (1997)                               (3,031)            (4,091)
                                                                  ------------       ------------

Other comprehensive loss                                                (3,005)            (3,271)
                                                                  ------------       ------------

Comprehensive income                                              $      7,738       $      9,702
                                                                  ============       ============

Earnings per common share - basic                                 $       0.59       $       0.70
                                                                  ============       ============

Earnings per common share - diluted                               $       0.57       $       0.69
                                                                  ============       ============

Number of shares outstanding                                        18,362,188         18,508,388
                                                                  ============       ============

See notes to consolidated financial statements.

                                                              Page 3 of 50 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (In thousands)


                                              Additional              Accumulated Other
                                   Common     Paid-in     Retained     Comprehensive       Treasury
                                    Stock     Capital     Earnings        Income            Stock        Total
                                   -------------------------------------------------------------------------------
Balance,  January 1, 1998          $31,952    $103,282    $334,934         ($33,676)        ($20,367)    $416,125

Paid in capital of
      Affiliated Companies                        (171)                                                      (171)

Change in market value
      of available-for-
      sale equity securities,
      net of tax                       ---         ---         ---               26              ---           26

Accumulated translation
      adjustment, net of tax benefit   ---         ---         ---           (3,031)             ---       (3,031)

Net income                             ---         ---      10,743              ---              ---       10,743
                                   -------    --------    --------         --------         --------     --------
Balance, March 31, 1998            $31,952    $103,111    $345,677         ($36,681)        ($20,367)    $423,692
                                   =======    ========    ========         ========         ========     ========


See notes to consolidated financial statements.

                                                              Page 4 of 50 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Three Months Ended:
                                                                 ----------------------------
                                                                    3/31/98         3/31/97
                                                                 ----------------------------
Cash Flows from Operating Activities:                                   (In thousands)
Net income                                                          $ 10,743       $ 12,973
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Change in market value of trading securities                     (494)         3,033
       Purchase of trading securities                                 (4,936)        (8,762)
       Proceeds from sale of trading securities                        9,951          6,220
       Equity in net income of Affiliated Companies                  (11,828)       (12,015)
       Gain on sales of investments in Affiliated Companies             (696)        (5,075)
       Net gain on sales of trading securities                        (2,851)        (3,097)
       Net gain on investment in partnerships                           (198)            --
       Loss (income) of consolidated subsidiaries                        162           (344)
       Net gain on issuance of shares by Affiliated Companies            (59)            --
       Dividends from Affiliated Companies                             5,760         10,275
       Increase in other assets                                       (2,391)        (2,276)
       Provision for deferred income taxes                             2,380         (1,171)
       Increase in other liabilities                                     905          3,318
                                                                    --------       --------
           Net cash provided by operating activities                   6,448          3,079
                                                                    --------       --------

Cash Flows from Investing Activities:

       Collection of bonds                                                --            302
       Purchase of notes receivable                                     (326)        (1,339)
       Proceeds from sale of equity interests                          2,645         10,421
       Acquisitions of equity interests                              (44,775)          (910)
       Return of capital                                              12,582            302
                                                                    --------       --------
           Net cash (used in) provided by investing activities       (29,874)         8,776
                                                                    --------       --------

Cash Flows from Financing Activities:
       Proceeds of Bank loan, net                                     20,026             --
                                                                    --------       --------
           Net cash provided by financing activities                  20,026             --
                                                                    --------       --------

Net (decrease) increase in cash and cash equivalents                  (3,400)        11,855
Cash and cash equivalents, beginning of period                         8,948          7,044
                                                                    --------       --------
Cash and cash equivalents, end of period                            $  5,548       $ 18,899
                                                                    ========       ========

Supplemental Disclosures of Cash Flow Information:
       Cash paid during period for:
           Income taxes                                             $    416       $  2,045
           Interest                                                 $    144       $     --


See notes to consolidated statements.


                                                              Page 5 of 50 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The December 31, 1997 balance sheet presented herein was derived from the audited consolidated financial statements of PEC Israel Economic Corporation and subsidiaries ("PEC" or the "Company") for the year ended December 31, 1997 (the "1997 Financial Statements").

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the 1997 Financial Statements for a description of the significant accounting policies, which have continued without change except as disclosed in note 3 below, and other footnote information.

3. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which established standards for reporting the display of comprehensive income. Accumulated other comprehensive income consists of the following:
      (In thousands)

                                                                    Accumulated
                                                     Unrealized     Other
                                                     Gains on       Compre-
                                    Translation      Marketable     hensive
                                    Adjustment       Securities     Income
                                    -----------      ----------     ----------
      Balance, January 1, 1998        ($40,946)         $7,270       ($33,676)
      Current-period change             (3,031)             26         (3,005)
                                      --------          ------       --------
      Balance, March 31, 1998         ($43,977)         $7,296       ($36,681)
                                      ========          ======       ========

4. On April 3, 1998, Mr. Ben Nemser, allegedly a shareholder of PEC, instituted a purported class action in the Supreme Court of New York State, County of New York, against PEC, certain directors of PEC and certain directors of PEC's Israeli parent companies. In his complaint, Mr. Nemser alleges that on March 25, 1998 IDB Development Corporation Ltd., PEC's direct Israeli parent corporation ("IDB Development"), purchased 9.5% of PEC's outstanding common shares for $25.50 per share from 15 individuals and entities and that in its filing with the Securities and Exchange Commission on Schedule 13D reporting such purchase, IDB Development stated that it is considering possible corporate restructuring transactions relating to PEC


                                                              Page 6 of 50 pages
      which may involve the acquisition of the remaining outstanding common shares of PEC held by the public. Mr. Nemser alleges, among other things, that in view of such purchase and IDB Development's possible future acquisition of the PEC common stock not held by it, the defendants have failed to take those actions necessary to ensure that PEC's shareholders receive maximum value for their shares of PEC common stock if IDB Development seeks to acquire the shares of PEC common stock not held by it. Mr. Nemser also alleges that PEC and its directors cannot be expected to act in the best interest of PEC's shareholders because of clear and material conflicts of interest, that the defendants have breached their fiduciary and other common law duties owed to him and other PEC shareholders and that PEC's shareholders will be prevented from obtaining a fair and adequate price for their shares of PEC common stock. Mr. Nemser claims that as a result of the actions of the defendants, he and other PEC shareholders have been damaged. PEC believes that Mr. Nemser's allegations are without merit and intends to vigorously contest the action.

5. In May 1998, PEC borrowed $20 million from a bank (the "Bank") and used the proceeds from the loan to repay its $20 million loan under a line of credit from another bank. The loan from the Bank is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

6. Certain reclassifications have been made to the financial statements as of and for the three months ended March 31, 1997 to conform with the financial statements as of and for the three months ended March 31, 1998.

7. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.


                                                              Page 7 of 50 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

      Consolidated net income for the three months ended March 31, 1998 was $10.7 million compared with $13.0 million for the three months ended March 31, 1997. The decrease in net income reflected a decline of $4.4 million in net gain on sales of investments in Affiliated Companies and an increase of $870,000 in the provision for income taxes. The decrease attributable to these items was partially offset by an increase of $3.3 million in net gain on sales, and change in market value, of trading securities.

      Equity in net income of Affiliated Companies for the first quarter of 1998 was $11.8 million compared with $12.0 million for the corresponding 1997 period. PEC experienced net losses in respect of some of its Affiliated Companies, particularly Scitex (PEC's share of Scitex's net loss was $2.9 million due to the write-off of in process research and development costs in connection with the acquisition by Scitex of Idanit Technologies Ltd., compared with a net loss of $560,000 for the corresponding 1997 period), and reduced net income in respect of certain other Affiliated Companies, especially Tambour (of which PEC's share was $520,000 compared with $2.0 million for the corresponding 1997 period). This decrease was substantially offset by PEC's increased net income in respect of other Affiliated Companies, especially Elron which recognized a gain of approximately $36.5 million from the sale by its affiliate, Elbit Medical Imaging Ltd., of Elbit Medical's ultrasound division to GE Medical Systems (PEC's share of Elron's net income was $5.5 million compared with $360,000 for the first quarter of 1997).

      PEC realized a net gain on sales of investments in Affiliated Companies of $700,000 for the first quarter of 1998, all of which was attributable to PEC's sale of its entire 13.2% ownership interest in Lego Irrigation Ltd., compared with $5.1 million for the first quarter of 1997. During the first quarter of 1997, PEC realized net gains of $2.9 million and $2.1 million on sales of 1.4% of Super-Sol and 1.5% of Nice, respectively.

      As discussed in Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1997, PEC does not provide deferred income taxes with respect to


                                                              Page 8 of 50 pages
undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. Although income before income taxes decreased to $15.6 million for the first quarter of 1998 from $16.9 million for the first quarter of 1997, the provision for income taxes increased to $4.8 million for the first quarter of 1998 from $4.0 million for the corresponding 1997 period primarily because of a decrease in the proportion of income from Majority-Owned Affiliated Companies.

      PEC's comprehensive income was $7.7 million for the three months ended March 31, 1998 compared with $9.7 million for the corresponding 1997 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $3.0 million for the first quarter of 1998 compared with a reduction of $4.1 million for the corresponding 1997 period. The exchange rate of the New Israel Shekel declined approximately 1.8% and 3.3% against the U.S. dollar as of March 31, 1998 and March 31, 1997 compared with December 31, 1997 and December 31, 1996, respectively. PEC's unrealized gain on marketable securities, net of taxes, increased PEC's comprehensive income by $30,000 for first quarter of 1998 compared with $820,000 for the corresponding 1997 period. These increases resulted from increases in the market value of available-for-sale securities as of March 31, 1998 and March 31, 1997 compared with December 31, 1997 and December 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $31.7 million.

      For the three months ended March 31, 1998, PEC received cash dividends and interest totaling $5.9 million (including $5.8 million of dividends from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative expenses. During the first quarter of 1998, PEC also generated cash totaling $25.2 million, of which $12.6 million represented distributions from a fund and a partnership, $10.0 million was realized from the sale of marketable securities of U.S. companies, and $2.6 million was realized from the sale of PEC's entire 13.2% ownership interest in Lego.

      During the first quarter of 1998, PEC borrowed approximately $20.0 million pursuant to a line of credit from a bank, which loan it refinanced in May 1998. See "Subsequent Events".


                                                              Page 9 of 50 pages

      During the first quarter of 1998, PEC purchased equity and debt securities of several existing and new Affiliated Companies for approximately $45.1 million. The new Affiliated Companies and PEC's purchase price for such securities consist primarily of a 12.5% equity interest in Aviv Giladi Productions Ltd., a corporation that represents actors and artists and produces programs and commercials for Israeli television, that was purchased for $1.25 million and a 5.6% equity interest in Witcom Ltd., a corporation that is developing millimeter wave radio based digital networking solutions, that was purchased for $500,000. Discount Investment Corporation Ltd. ("Discount Investment") also purchased the same percentage interest in Aviv Giladi Productions as PEC on the same terms and Discount Investment and Elron each also purchased the same percentage interest in Witcom on the same terms.

      The existing Affiliated Companies in which PEC purchased securities in the first quarter of 1998 and PEC's purchase price for such securities included Super-Sol - $29.9 million (4.1% equity interest), Property & Building - $7.8 million (2.4% equity interest), Gemini - $1.5 million (capital contribution) and DEP Technology Holdings Ltd. (the company through which PEC holds its equity interest in RDC) - $688,000 (capital contribution). During the first quarter of 1998, PEC purchased marketable securities of U.S. companies for $4.9 million.

SUBSEQUENT EVENTS

      In April 1998, PEC purchased a 5.7% equity interest in Global Village Telecom Inc. ("Global Village") for $2.5 million, of which $1 million was deferred. Global Village, an affiliate of Gilat Satellite, provides telecommunications services, such as satellite pay phone services, to remote areas using VSATs. PEC also purchased in April 1998 a 1.2% ownership interest in Cell Pathways, Inc. for $1 million. Cell Pathways is a developmental stage company that is developing drugs to prevent and treat cancer. Discount Investment purchased the same percentage interest in Global Village and Cell Pathways as PEC on the same terms.

      In May 1998, PEC purchased a 6.5% equity interest in NewCheck Corporation for $2.5 million. NewCheck has developed self-service automatic checkout counters for use by customers in supermarkets. NewCheck recently began to sell its checkout counters to a major supermarket chain in the United States. Discount Investment purchased a 3.9% equity interest in NewCheck on the same terms as PEC.


                                                             Page 10 of 50 pages

      In May 1998, PEC borrowed $20 million from a bank (the "Bank") and used the proceeds from the loan to repay its $20 million loan under a line of credit from another bank. The loan from the Bank is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.


                                                             Page 11 of 50 pages

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On April 3, 1998, Mr. Ben Nemser, allegedly a shareholder of PEC, instituted a purported class action in the Supreme Court of New York State, County of New York, against PEC, certain directors of PEC and certain directors of PEC's Israeli parent companies. In his complaint, Mr. Nemser alleges that on March 25, 1998 IDB Development Corporation Ltd., PEC's direct Israeli parent corporation ("IDB Development"), purchased 9.5% of PEC's outstanding common shares for $25.50 per share from 15 individuals and entities and that in its filing with the Securities and Exchange Commission on Schedule 13D reporting such purchase, IDB Development stated that it is considering possible corporate restructuring transactions relating to PEC which may involve the acquisition of the remaining outstanding common shares of PEC held by the public. Mr. Nemser alleges, among other things, that in view of such purchase and IDB Development's possible future acquisition of the PEC common stock not held by it, the defendants have failed to take those actions necessary to ensure that PEC's shareholders receive maximum value for their shares of PEC common stock if IDB Development seeks to acquire the shares of PEC common stock not held by it. Mr. Nemser also alleges that PEC and its directors cannot be expected to act in the best interest of PEC's shareholders because of clear and material conflicts of interest, that the defendants have breached their fiduciary and other common law duties owed to him and other PEC shareholders and that PEC's shareholders will be prevented from obtaining a fair and adequate price for their shares of PEC common stock.

      Mr. Nemser claims that as a result of the actions of the defendants, he and other PEC shareholders have been damaged. The complaint requests that the Court (i) declare the action to be a proper class action, (ii) enjoin any future acquisition of PEC common stock by IDB Development until the defendants have undertaken an appropriate evaluation of PEC's worth as an acquisition candidate, retained independent advisors to consider any acquisition proposal from IDB Development, adequately ensured that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize shareholder value and submitted any merger proposal for the acquisition of the shares of PEC common stock held by the public to the holders of such shares and received the approval of the holders of a majority of such shares to any such proposal, (iii) require the defendants to pay to the plaintiff and the other PEC shareholders all damages caused to them and (iv) require the defendants to

                                                             Page 12 of 50 pages
pay to Mr. Nemser all of his costs and disbursements related to the action, including attorneys' and experts' fees and expenses. PEC believes that Mr. Nemser's allegations are without merit and intends to vigorously contest the action.


Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 10(i) Loan Agreement dated May 5, 1998 between Bank
                      Hapoalim B.M. and PEC Israel Economic Corporation, which begins on page 15 of this report.

        Exhibit 27 Financial Data Schedule, which is page 50 of this report.


                                                             Page 13 of 50 pages

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


                                    PEC ISRAEL ECONOMIC CORPORATION
                                    -------------------------------
                                                (Registrant)



                                    /s/ FRANK J. KLEIN
                                    --------------------------
                                    Frank J. Klein
                                    President


                                    /s/ WILLIAM GOLD
                                    --------------------------
                                    William Gold
                                    Treasurer, Principal Financial
                                    Officer and Principal Accounting
                                    Officer


Date: May 15, 1998


                                                             Page 14 of 50 pages