Form 10-Q
period 1998-06-30
PEC ISRAEL ECONOMIC CORP
filed 1998-08-14
CIK 76888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              -------------------------------------------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ------------------------

                          Commission file number 1-8707
                                                 ------

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Maine                                  13-1143528
-------------------------------------------     -------------------------------
        (State or Other Jurisdiction                   (I.R.S. Employer
       of Incorporation or Organization)              Identification No.)


     511 Fifth Avenue, New York, N.Y.                     10017
-------------------------------------------     -------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code      (212) 687-2400
                                                   ----------------------------

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
                                             --   --

         As of August 13, 1998 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,    December 31,
                                                            1998         1997
                                                          ---------    ---------
                                                            (In thousands -
                                                       except per share amounts)
Assets
Cash and cash equivalents                                 $   5,069    $   8,948
Investments                                                 478,605      444,398
Assets of General Engineers Limited                           5,739        5,274
Other assets                                                  3,401        2,484
                                                          ---------    ---------
          Total assets                                    $ 492,814    $ 461,104
                                                          ---------    ---------
                                                          ---------    ---------
Liabilities and Shareholders' Equity

Liabilities:
  Loan payable - Bank                                     $  20,000    $    --
  Liabilities of General Engineers Limited                    2,822        1,767
  Deferred income taxes                                      40,257       38,451
  Other liabilities                                           4,464        4,761
                                                          ---------    ---------
          Total liabilities                                  67,543       44,979
                                                          ---------    ---------
Shareholders' equity:
  Common stock, $1.00 par value                              31,952       31,952
  Additional paid-in capital                                103,048      103,282
  Retained earnings                                         352,861      334,934
  Accumulated other comprehensive income                    (42,223)     (33,676)
                                                          ---------    ---------
                                                            445,638      436,492
                                                          ---------    ---------

  Treasury stock                                            (20,367)     (20,367)
                                                          ---------    ---------
          Total shareholders' equity                        425,271      416,125
                                                          ---------    ---------
          Total liabilities and shareholders' equity      $ 492,814    $ 461,104
                                                          ---------    ---------
                                                          ---------    ---------


See notes to consolidated financial statements.

                                                              Page 2 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            For The                        For The
                                                                        Six Months Ended:             Three Months Ended:
                                                                   --------------------------    ----------------------------
                                                                     6/30/98        6/30/97        6/30/98          6/30/97
                                                                   -----------    -----------    -----------      -----------
                                                                   (In thousands - except share and per share amounts)
Revenues:

  Interest and dividends                                           $       491    $       600    $       309      $       357
  Equity in net income of Affiliated Companies                          22,015         24,005         10,187           11,990
  Net gain (loss) on issuance of shares by Affiliated Companies             73            (92)            14              (92)
  Revenues of General Engineers Limited                                  4,554          4,021          2,356            1,866
  Net gain (loss) on sales of investments in
          Affiliated Companies                                             610          5,639            (86)             564
  Net gain on sales, and changes in market
          value, of trading securities                                   3,898          3,235            553            3,171
  Other                                                                  1,322          2,269            478            1,819
                                                                   -----------    -----------    -----------      -----------
                                                                        32,963         39,677         13,811           19,675
                                                                   -----------    -----------    -----------      -----------
Expenses:

  General and administrative                                             1,725          1,860            867              926
  Interest                                                                 499           --              344             --
  Cost of sales and expenses of General Engineers Limited                5,049          4,021          2,479            1,886
                                                                   -----------    -----------    -----------      -----------
                                                                         7,273          5,881          3,690            2,812
                                                                   -----------    -----------    -----------      -----------
Income before income taxes                                              25,690         33,796         10,121           16,863
Income taxes                                                             7,763          8,297          2,937            4,337
                                                                   -----------    -----------    -----------      -----------
Net income                                                              17,927         25,499          7,184           12,526
                                                                   -----------    -----------    -----------      -----------
Other comprehensive income:
  Unrealized (loss) gain on marketable securities:
     Unrealized (loss) gain arising during period                       (1,710)         6,385         (1,736)           5,406
     Less: reclassification adjustment for gains
             included in net income                                       --              976           --                817
                                                                   -----------    -----------    -----------      -----------
     Unrealized (loss) gain on marketable securities, net of
       tax (benefit) provision of ($920) and ($937) for
       the six months and three months ended June
       30,1998, respectively, and $2,913 and $2,471 for
       the six months and three months ended June 30,
       1997, respectively                                               (1,710)         5,409         (1,736)           4,589

  Translation adjustment, net of tax (benefit) of ($564) and
     ($350) for the six months and three months ended June
     30, 1998, respectively, and ($1,216) and ($735) for the
     six months and three months ended June 30, 1997,
     respectively                                                       (6,837)       (17,353)        (3,806)         (13,262)
                                                                   -----------    -----------    -----------      -----------
Other comprehensive loss                                                (8,547)       (11,944)        (5,542)          (8,673)
                                                                   -----------    -----------    -----------      -----------
Comprehensive income                                               $     9,380    $    13,555    $     1,642      $     3,853
                                                                   -----------    -----------    -----------      -----------
                                                                   -----------    -----------    -----------      -----------
Earnings per common share - basic                                  $      0.98    $      1.38    $      0.39      $      0.68
                                                                   -----------    -----------    -----------      -----------
                                                                   -----------    -----------    -----------      -----------
Earnings per common share - diluted                                $      0.93    $      1.36    $      0.36      $      0.67
                                                                   -----------    -----------    -----------      -----------
                                                                   -----------    -----------    -----------      -----------

Number of shares outstanding                                        18,362,188     18,508,388     18,362,188       18,508,388
                                                                   -----------    -----------    -----------      -----------

See notes to consolidated financial statements.
                                                              Page 3 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                                 (In thousands)



                                                    Additional               Accumulated Other
                                          Common      Paid-in     Retained    Comprehensive      Treasury
                                           Stock      Capital     Earnings       Income            Stock        Total
                                         ---------   ---------    ---------     ---------        ---------    ---------
Balance,  January 1, 1998                $  31,952   $ 103,282    $ 334,934     ($ 33,676)       ($ 20,367)   $ 416,125

Paid in capital of
        Affiliated Companies                  --          (234)        --            --               --           (234)

Change in market value
        of available-for-
        sale equity securities,
        net of tax benefit                    --          --           --          (1,710)            --         (1,710)

Accumulated translation
        adjustment, net of tax benefit        --          --           --          (6,837)            --         (6,837)

Net income                                    --          --         17,927          --               --         17,927
                                         ---------   ---------    ---------     ---------        ---------    ---------
Balance, June 30, 1998                   $  31,952   $ 103,048    $ 352,861     ($ 42,223)       ($ 20,367)   $ 425,271
                                         ---------   ---------    ---------     ---------        ---------    ---------
                                         ---------   ---------    ---------     ---------        ---------    ---------


See notes to consolidated financial statements.


                                                              Page 4 of 15 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              For the Six Months Ended:
                                                                              -------------------------
                                                                                6/30/98      6/30/97
                                                                                -------      -------
                                                                                  (In thousands)
Cash Flows from Operating Activities:

Net income                                                                      $ 17,927    $ 25,499
Adjustments to reconcile net income to net cash
        provided by operating activities:
                Change in market value of trading securities                       1,912         303
                Purchase of trading securities                                    (8,365)    (10,692)
                Proceeds from sale of trading securities                          17,289       8,026
                Equity in net income of Affiliated Companies                     (22,015)    (24,005)
                Gain on sales of investments in Affiliated Companies                (610)     (5,639)
                Net gain on sales of trading securities                           (5,810)     (3,538)
                Net gain on investment in partnerships                              (424)     (1,350)
                Loss (income) of consolidated subsidiaries                            12        (490)
                Net (gain) loss on issuance of shares by Affiliated Companies        (73)         92
                Dividends from Affiliated Companies                               12,326      12,994
                (Increase) decrease in other assets                                 (553)      1,033
                Provision for deferred income taxes                                3,233         348
                Increase in other liabilities                                        246          93
                                                                                  ------      ------

                        Net cash provided by operating activities                 15,095       2,674
                                                                                  ------      ------

Cash Flows from Investing Activities:

                Collection of bonds                                                    7         317
                Purchase of notes receivable                                        (697)     (2,301)
                Proceeds from sale of equity interests                             2,645      19,654
                Acquisitions of equity interests                                 (53,511)     (7,531)
                Return of capital                                                 12,582         302
                                                                                  ------      ------

                        Net cash (used in) provided by investing activities      (38,974)     10,441
                                                                                  ------      ------

Cash Flows from Financing Activities:
                Proceeds of Bank loan, net                                        20,000        --
                                                                                  ------      ------
                        Net cash provided by financing activities                 20,000        --
                                                                                  ------      ------
Net (decrease) increase in cash and cash equivalents                              (3,879)     13,115
Cash and cash equivalents, beginning of period                                     8,948       7,044
                                                                                  ------      ------

Cash and cash equivalents, end of period                                        $  5,069    $ 20,159
                                                                                  ------      ------
                                                                                  ------      ------

Supplemental Disclosures of Cash Flow Information:
                Cash paid during period for:
                        Income taxes                                            $  4,036    $  7,183
                        Interest                                                $    292    $   --


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

                                                              Accumu-
                                                               lated
                                             Unrealized        Other
                          Cumulative         Gain (Loss)       Compre-
                           Translation       on Marketable     hensive
                           Adjustment        Securities        Income
                           -----------       -------------     --------
Balance, January 1, 1998   ($40,946)           $  7,270         ($33,676)
Current-period change        (6,837)             (1,710)          (8,547)
                           --------            --------         ---------

Balance, June 30, 1998     ($47,783)           $  5,560         ($42,223)
                           --------            --------         ---------
                           --------            --------         ---------


4. On June 15, 1998, the purported class action suit against PEC, certain directors of PEC and certain directors of PEC's Israeli parent companies, which is described in note 4 of the unaudited consolidated financial statements of PEC as of and for the three months ended on March 31, 1998, was voluntarily discontinued by the plaintiff after the defendants moved to dismiss the suit.

5. In May 1998, PEC borrowed $20 million from a bank (the "Bank") and used the proceeds from the loan to repay its $20 million loan under a line of credit from another bank. The loan from the Bank is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11

                                                              Page 6 of 15 pages
     consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

6. Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1997 to conform with the financial statements as of and for the three and six months ended June 30, 1998.

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


                                                              Page 7 of 15 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended
June 30, 1997

     Consolidated net income for the three months ended June 30, 1998 was $7.2 million compared with $12.5 million for the three months ended June 30, 1997. The decrease in net income reflected declines of $2.6 million in net gain on sales, and changes in market value, of trading securities, $1.8 million in equity in net income of Affiliated Companies, $1.3 million in other income and $650,000 in net gain on sales of investments in Affiliated Companies. The decrease attributable to these items was partially offset by a decrease of $1.4 million in the provision for income taxes.

     Equity in net income of Affiliated Companies for the second quarter of 1998 was $10.2 million compared with $12.0 million for the corresponding 1997 period. PEC experienced reduced net income in respect of certain Affiliated Companies, particularly Tambour (PEC's share was $1.3 million compared with $2.0 million for the corresponding 1997 period), Property & Building (PEC's share was $2.6 million compared to $3.3 million for the corresponding 1997 period), Elron and Caniel. This reduction was partially offset by increased net income in respect of some of PEC's other Affiliated Companies, especially Super-Sol (PEC's share was $1.4 million compared with $600,000 for the corresponding 1997 period).

     PEC's other income was $480,000 for the three months ended June 30, 1998 compared with $1.8 million for the three months ended June 30, 1997. This decrease resulted principally from reduced income from partnerships in which PEC is a partner, particularly Gemini Israel Fund L.P. ("Gemini").

     PEC realized a net loss of $90,000 from sales of investments in Affiliated Companies for the second quarter of 1998 compared with a net gain of $560,000 for the corresponding 1997 period. During the second quarter of 1998, PEC wrote-off its capital contributions to two corporations which were formed to bid on infrastructure projects and were unsuccessful. During the second quarter of 1997, PEC realized a net gain of $783,000 on the sale of 0.4% of Nice and a net loss of $236,000 on the sale of its entire ownership interest in "Delek" - The Israel Fuel Corporation Ltd. ("Delek").


                                                              Page 8 of 15 pages

     PEC's provision for income taxes decreased to $2.9 million for the second quarter of 1998 from $4.3 million for the second quarter of 1997 primarily because PEC's income before income taxes declined to $10.1 million for the second quarter of 1998 from $16.9 million for the corresponding 1997 quarter.

     PEC's comprehensive income was $1.6 million for the three months ended June 30, 1998 compared with $3.9 million for the corresponding 1997 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $3.8 million for the second quarter of 1998 compared with a reduction of $13.3 million for the corresponding 1997 period. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 1.9% and 7.2% for the three months ended June 30, 1998 and June 30, 1997, respectively. PEC's comprehensive income was reduced by $1.7 million for the second quarter of 1998 as a result of PEC's unrealized losses on its available for sale marketable securities portfolio, net of tax benefit, compared with an increase in comprehensive income of $4.6 million for the corresponding quarter of 1997 due to PEC's unrealized gains on this portfolio, net of taxes.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Consolidated net income for the six months ended June 30, 1998 was $17.9 million compared with $25.5 million for the six months ended June 30, 1997. The decrease in net income reflected declines of $5.0 million in net gain on sales of investments in Affiliated Companies, $2.0 million in equity in net income of Affiliated Companies and $950,000 in other income, an increase in interest expense of $500,000 and a net loss of $500,000 attributable to General Engineers. The decrease attributable to these items was partially offset by an increase of $660,000 in net gain on sales, and changes in market value, of trading securities and a decrease of $530,000 in the provision for income taxes.

     Equity in net income of Affiliated Companies for the six months ended June 30, 1998 was $22.0 million compared with $24.0 million for the corresponding 1997 period. The decrease in net income of Affiliated Companies for the first six months of 1998 reflected PEC's share of net losses in respect of some of its Affiliated Companies, particularly Scitex (PEC's share of Scitex's net loss was $2.8 million due to the write-off of in process research and development costs in connection with the acquisition by Scitex of Idanit Technologies Ltd., compared with a net loss of $610,000 for the corresponding 1997 period) and


                                                              Page 9 of 15 pages

Witcom Ltd. and reduced net income in respect of certain other Affiliated Companies, especially Tambour (PEC's share was $1.8 million compared with $4.0 million for the first half of 1997), Caniel and Klil. This decrease was partially offset by PEC's increased net income in respect of other Affiliated Companies, especially Elron, which recognized a gain of approximately $36.5 million from the sale by its affiliate, Elbit Medical Imaging Ltd., of Elbit Medical's ultrasound division to GE Medical Systems (PEC's share of Elron's net income was $5.9 million compared with $1.2 million for the first six months of
1997) and Super-Sol (PEC's share was $3.3 million compared with $2.0 million for the first six months of 1997).

     PEC realized a net gain on sales of investments in Affiliated Companies of $610,000 for the first half of 1998 compared with $5.6 million for the first half of 1997. During the first half of 1998, PEC realized a net gain of $700,000 from its sale of its entire 13.2% ownership interest in Lego Irrigation Ltd. and a net loss of $90,000 from the write-off of its capital contributions to two corporations which were formed to bid on infrastructure projects and were unsuccessful. During the first half of 1997, PEC realized net gains of $2.9 million and $2.8 million on sales of 1.4% of Super-Sol and 1.9% of Nice, respectively, and a net loss of $236,000 on the sale of its equity interest in Delek.

     PEC's other income was $1.3 million for the first six months of 1998 compared with $2.3 million for the corresponding 1997 period. This decrease reflected a decline in income from partnerships in which PEC is a partner, particularly Gemini.

     During the first quarter of 1998, PEC borrowed approximately $20.0 million pursuant to a line of credit from a bank. This loan was refinanced in May 1998. During the first half of 1998, PEC incurred $500,000 of interest expense on this loan and did not have any interest expense during the first half of 1997 because it did not have any debt outstanding.

     As discussed in Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1997, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. PEC's provision for income taxes decreased to $7.8 million for the first half of 1998 from $8.3 million for the first half of 1997 primarily because PEC's income before income taxes decreased to $25.7 million for the first half of 1998 from $33.8 million for the first half of 1997. PEC's provision for income taxes for the first six months of 1998


                                                             Page 10 of 15 pages
increased as a proportion of income before income taxes compared with the corresponding period of 1997 because of a decrease in the proportion of income from Majority-Owned Affiliated Companies.

     PEC's comprehensive income was $9.4 million for the first half of 1998 compared with $13.6 million for the corresponding 1997 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $6.8 million for the first half of 1998 compared with a reduction of $17.4 million for the first half of 1997. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 3.7% and 10.3% for the six months ended June 30, 1998 and June 30, 1997, respectively. PEC's comprehensive income was reduced by $1.7 million for the first six months of 1998 as a result of unrealized losses on its available for sale marketable securities portfolio, net of tax benefits, compared with an increase in comprehensive income of $5.4 million for the corresponding 1997 period as a result of unrealized gains on this portfolio, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, PEC's liquid assets (consisting of cash, money market funds and marketable securities of U.S. companies) totaled approximately $26.7 million.

     For the six months ended June 30, 1998, PEC received cash dividends and interest totaling $13.0 million (including $12.3 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative expenses. During the first half of 1997, PEC also generated cash totaling $32.5 million, of which $12.6 million represented distributions from a fund and a partnership, $17.3 million was realized from the sale of marketable securities of U.S. companies, and $2.6 million was realized from the sale of PEC's entire 13.2% ownership interest in Lego.

     During the first half of 1998, PEC borrowed approximately $20.0 million from a bank. The loan is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

     During the first half of 1998, PEC purchased equity and debt securities of several existing and new Affiliated Companies for


                                                             Page 11 of 15 pages
approximately $54.2 million, including $9.1 million of securities purchased during the second quarter of 1998. The $9.1 million consisted primarily of securities of NewCheck Corporation - $2.5 million, Liraz - $2.4 million (PEC and DIC each exercised options to purchase additional shares, increasing their respective ownership interests from 15.9% to 20.2%), Global Village Telecom Inc.
- $1.5 million, Soreq - $525,000, Caniel - $474,000 and a 1% ownership interest in El-Rad Analytical and Electrooptical Systems Ltd. (a developmental-stage company that develops and manufactures carbon dioxide monitoring machines and portable breathe test analyzers) - $501,000. During the first half of 1998, PEC purchased marketable securities of U.S. companies for $8.4 million.


                                                             Page 12 of 15 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 15, 1998, the purported class action suit against PEC, certain directors of PEC, and certain directors of PEC's Israeli parent companies, which is described in Item 1 of Part II of PEC's Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 1998, was voluntarily discontinued by the plaintiff after the defendants moved to dismiss the suit.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders on June 4, 1998, the shareholders elected eleven directors, each for a term of one year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. A total of 17,210,447 shares were voted with respect to the election of directors, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:


                                            NUMBER OF SHARES
                                    ---------------------------------------
NAME OF NOMINEE                                          WITHHELD AUTHORITY
FOR DIRECTOR                        VOTED FOR                 TO VOTE
---------------------------------------------------------------------------
Oudi Recanati                       17,185,033                25,414
Frank J. Klein                      17,190,249                20,198
Robert H. Arnow                     17,189,997                20,450
Alan R. Batkin                      17,190,549                19,898
Joseph Ciechanover                  17,189,349                21,098
Eliahu Cohen                        17,191,022                19,425
Alan S. Jaffe                       17,189,249                21,198
Hermann Merkin                      17,189,049                21,398
Harvey M. Meyerhoff                 17,191,049                19,398
Michael A. Recanati                 17,185,065                25,382
Alan S. Rosenberg                   17,189,349                21,098



Item 5.  Other Information

     If a proponent of a shareholder proposal that is not included in PEC's 1999 Proxy Statement fails to notify PEC of such proposal by March 16, 1999, then persons being appointed as proxies on behalf of management in connection with the 1999 Annual Meeting of Shareholders may use their discretionary voting authority on the proposal at the Annual Meeting without discussing the proposal in the Proxy Statement. If the proponent does notify PEC of the proposal by March 16, 1999, then,


                                                             Page 13 of 15 Pages
depending on the circumstances, those persons may not be able to exercise their discretionary voting authority on the proposal.

Item 6.  Exhibits and Reports on Form 8-K.




Exhibit 27 Financial Data Schedule, which is page 15 of this report.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEC ISRAEL ECONOMIC CORPORATION
                                        ---------------------------------------
                                        (Registrant)



                                        /s/ FRANK J. KLEIN
                                        ---------------------------------------
                                        Frank J. Klein
                                        President


                                        /s/ WILLIAM GOLD
                                        ---------------------------------------
                                        William Gold
                                        Treasurer, Principal Financial
                                        Officer and Principal Accounting
                                        Officer


Date:    August 14, 1998


                                                             Page 14 of 15 Pages