Form 10-Q
period 1998-09-30
PEC ISRAEL ECONOMIC CORP
filed 1998-11-16
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Maine                                 13-1143528
-------------------------------------             ----------------------
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)

     511 Fifth Avenue, New York, N.Y.                     10017
----------------------------------------             ----------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-2400

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      As of November 13, 1998 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 17 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        Sept. 30,   December 31,
                                                        ------------------------
Assets                                                    1998          1997
                                                        ------------------------
                                                         (In thousands - except
                                                           per share amounts)

Cash and cash equivalents                               $  22,786     $   8,948
Investments                                               441,986       444,398
Assets of General Engineers Limited                         7,124         5,274
Other assets                                                1,523         2,484
                                                        ---------     ---------

    Total assets                                        $ 473,419     $ 461,104
                                                        =========     =========

Liabilities and Shareholders' Equity

Liabilities:
  Loan payable - Bank                                   $  20,000     $   --
  Liabilities of General Engineers Limited                  4,097         1,767
  Deferred income taxes                                    33,621        38,451
  Other liabilities                                         6,988         4,761
                                                        ---------     ---------
     Total liabilities                                     64,706        44,979
                                                        ---------     ---------

Shareholders' equity:
  Common stock, $1.00 par value                            31,952        31,952
  Additional paid-in capital                              103,052       103,282
  Retained earnings                                       353,304       334,934
  Accumulated other comprehensive income                  (59,228)      (33,676)
                                                        ---------     ---------
                                                          429,080       436,492

  Treasury stock                                          (20,367)      (20,367)
                                                        ---------     ---------
    Total shareholders' equity                            408,713       416,125
                                                        ---------     ---------
    Total liabilities and shareholders' equity          $ 473,419     $ 461,104
                                                        =========     =========

See notes to consolidated financial statements.


                                                              Page 2 of 17 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      For The                        For The
                                                                 Nine Months Ended:            Three Months Ended:
                                                              -------------------------     ------------------------
                                                               9/30/98        9/30/97        9/30/98        9/30/97
                                                              ---------      ---------      ---------      ---------
Revenues:                                                     (In thousands - except share and per share amounts)
  Interest and dividends                                    $        842   $        926   $        351   $       326
  Equity in net income of Affiliated Companies                    25,695         39,065          3,680        15,060
  Net (loss) gain on issuance of shares by Affiliated
    Companies                                                        (67)         4,745           (140)        4,837
  Revenues of General Engineers Limited                            7,462          7,488          2,908         3,467
  Net gain (loss) on sales of investments in
    Affiliated Companies                                             596         11,418            (14)        5,779
  Net gain (loss) on sales, and changes in market
    value, of trading securities                                   1,351          6,012         (2,547)        2,777
  Other                                                            1,593          3,461            271         1,192
                                                            ------------   ------------   ------------   -----------
                                                                  37,472         73,115          4,509        33,438
                                                            ------------   ------------   ------------   -----------
Expenses:
  General and administrative                                       2,651          2,457            926           597
  Interest                                                           832             --            333            --
  Cost of sales and expenses of General Engineers Limited          7,676          7,114          2,627         3,093
                                                            ------------   ------------   ------------   -----------
                                                                  11,159          9,571          3,886         3,690
                                                            ------------   ------------   ------------   -----------
Income before income taxes                                        26,313         63,544            623        29,748
Income taxes                                                       7,943         15,445            180         7,148
                                                            ------------   ------------   ------------   -----------
Net income                                                        18,370         48,099            443        22,600
                                                            ------------   ------------   ------------   -----------

Other comprehensive income:
  Unrealized (loss) gain on marketable securities:
    Unrealized (loss) gain arising during period                  (9,333)        14,976         (7,623)        8,591
    Less: reclassification adjustment for gains
      included in net income                                          --          3,874             --         2,898
                                                            ------------   ------------   ------------   -----------

    Unrealized (loss) gain on marketable securities,
      net of tax (benefit) provision of ($5,026) and
      ($4,106) for the nine months and three months ended
      September 30,1998, respectively, and $5,787 and
      $2,874 for the nine months and three months ended
      September 30,1997, respectively.                             (9,333)        11,102         (7,623)        5,693

    Translation adjustment, net of tax (benefit) provision
      of ($1,666) and ($1,102) for the nine
      months and three months ended September 30, 1998,
      respectively, and ($899) and $317 for
      the nine months and three months ended September 30,
      1997, respectively.                                        (16,219)       (12,798)        (9,382)        4,555
                                                            ------------   ------------   ------------   -----------
Other comprehensive (loss) income                                (25,552)        (1,696)       (17,005)       10,248
                                                            ------------   ------------   ------------   -----------
Comprehensive (loss) income                                 $     (7,182)  $     46,403   $    (16,562)  $    32,848
                                                            ============   ============   ============   ===========
Earnings per common share - basic                           $       1.00   $       2.60   $       0.02   $      1.22
                                                            ============   ============   ============   ===========
Earnings per common share - diluted                         $       0.98   $       2.57   $       0.01   $      1.21
                                                            ============   ============   ============   ===========
Number of shares outstanding                                  18,362,188     18,508,388     18,362,188    18,508,388

See notes to consolidated financial statements.


                                                              Page 3 of 17 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)

                                             Additional            Accumulated Other
                                    Common    Paid-in    Retained    Comprehensive    Treasury
                                    Stock     Capital    Earnings        Income        Stock      Total
                                    -------  ----------  --------  ------------------ --------  ---------
Balance, January 1, 1998            $31,952  $ 103,282   $334,934      ($33,676)     ($20,367)  $ 416,125

Paid in capital of
    Affiliated Companies                --        (230)       --             --            --        (230)

Change in market value
    of available-for-
    sale equity securities,
    net of tax benefit                  --          --         --        (9,333)           --      (9,333)

Accumulated translation
    adjustment, net of tax benefit      --          --         --       (16,219)           --     (16,219)

Net income                              --          --     18,370            --            --      18,370
                                    -------  ---------   --------      --------      --------   ---------
 Balance, September 30, 1998         31,952  $ 103,052   $353,304      ($59,228)     ($20,367)  $ 408,713
                                    =======  =========   ========      ========      ========   =========

See notes to consolidated financial statements.


                                                              Page 4 of 17 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Nine Months Ended:
                                                                 --------------------------
                                                                     9/30/98     9/30/97
                                                                 --------------------------
Cash Flows from Operating Activities:                                  (In thousands)

Net income                                                           $ 18,370   $ 48,099
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Change in market value of trading securities                      6,893     (1,840)
      Purchase of trading securities                                   (9,059)   (16,936)
      Proceeds from sale of trading securities                         32,433      8,981
      Equity in net income of Affiliated Companies                    (25,695)   (39,065)
      Gain on sales of investments in Affiliated Companies               (596)   (11,418)
      Net gain on sales of trading securities                          (8,244)    (4,172)
      Net gain on investment in partnerships                             (848)    (1,513)
      Income of consolidated subsidiaries                                (365)    (1,105)
      Net loss (gain) on issuance of shares by Affiliated Companies        67     (4,745)
      Dividends from Affiliated Companies                              24,015     16,722
      Decrease in other assets                                          1,616      2,199
      Provision for deferred income taxes                               1,763      3,486
      Increase in other liabilities                                     2,796        630
                                                                     --------   --------

          Net cash provided by (used in) operating activities          43,146       (677)
                                                                     --------   --------

Cash Flows from Investing Activities:

      Collection of capital notes and bonds                             1,796        328
      Purchase of notes receivable                                     (1,822)    (3,261)
      Proceeds from sale of equity interests                            2,645     29,973
      Acquisitions of equity interests                                (66,202)    (9,124)
      Return of capital                                                14,275        302
                                                                     --------   --------

          Net cash (used in) provided by investing activities         (49,308)    18,218
                                                                     --------   --------

Cash Flows from Financing Activities:

      Proceeds of Bank loan, net                                       20,000         --
      Purchase of Treasury Stock                                           --       (287)
                                                                     --------   --------
          Net cash provided by (used in) financing activities          20,000       (287)
                                                                     --------   --------

Net increase in cash and cash equivalents                              13,838     17,254
Cash and cash equivalents, beginning of period                          8,948      7,044
                                                                     --------   --------

Cash and cash equivalents, end of period                             $ 22,786   $ 24,298
                                                                     ========   ========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during period for:
          Income taxes                                               $  5,653   $  9,401
          Interest                                                   $    292   $     --

See notes to consolidated financial statements.


                                                              Page 5 of 17 pages

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

                                                                     Accumu-
                                                                     lated
                                                   Unrealized        Other
                                    Cumulative     Gain (Loss)       Compre-
                                    Translation    on Marketable     hensive
                                    Adjustment     Securities        Income
                                    ----------     ----------        ------
      Balance, January 1, 1998       ($40,946)        $7,270       ($33,676)
      Nine Month-period change       ( 16,219)        (9,333)       (25,552)
                                    ---------        -------       --------
      Balance, Sept. 30, 1998        ($57,165)       ($2,063)      ($59,228)
                                    =========        =======       ========

4. In May 1998, PEC borrowed $20 million from a bank (the "Bank") and used the proceeds from the loan to repay its $20 million loan under a line of credit from another bank. The loan from the Bank is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

5. Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 1997 to conform with the financial statements as of and for the three and nine months ended September 30, 1998.


                                                              Page 6 of 17 pages

6. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

7. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 9.7% for the period from September 30, 1998 through November 12, 1998. If the exchange rate of the New Israel Shekel does not increase against the U.S. dollar by the end of 1998, PEC's translation adjustment, net of tax benefit, will materially reduce PEC's comprehensive income for the fourth quarter of 1998.

8. As previously reported in PEC's Current Report on From 8-K filed on September 9, 1998, IDB Development Corporation Ltd. ("IDB Development"), the owner of approximately 81.35% of the outstanding shares of common stock of PEC, proposed in a letter dated September 7, 1998 addressed to PEC that IDB Development acquire all of the outstanding shares of PEC not already owned by IDB Development for a cash price of $25.50 per share through a merger of a wholly-owned subsidiary of IDB Development into PEC. The merger would be subject to various conditions, including approval by the Board of Directors and shareholders of PEC.

      On September 9, 1998, the Board of Directors of PEC appointed a special committee to consider the proposal. As of November 13, 1998, the special committee continued to consider the proposal.


                                                              Page 7 of 17 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

            Consolidated net income for the three months ended September 30, 1998 was $443,000 compared with $22.6 million for the three months ended September 30, 1997. The decrease in net income reflected declines of $11.4 million in equity in net income of Affiliated Companies, $5.8 million in net gain on sales of investments in Affiliated Companies, $5.3 million in net gain on sales, and change in market value, of trading securities, $5.0 million in net gain on issuance of shares by Affiliated Companies, and $920,000 in other income. The decrease attributable to these items was partially offset by a decrease of $7.0 million in the provision for income taxes.

            Equity in net income of Affiliated Companies for the third quarter of 1998 was $3.7 million compared with $15.1 million for the corresponding 1997 period. PEC experienced net losses in respect of some of its Affiliated Companies, principally Scitex, which wrote-off $49.7 million of estimated costs for the disposal of the Scitex Digital Video division, wrote down by $13 million its investment in Truevision Inc. and incurred a $9.8 million loss from continuing operations (PEC's share was a net loss of $5.2 million compared with net income of $79,000 for the corresponding 1997 quarter), and DIC and PEC Cable TV Ltd. (PEC's share was a net loss of $810,000 compared with net income of $1.4 million for the corresponding 1997 quarter). In addition, PEC had reduced net income in respect of other Affiliated Companies, particularly El-Yam (PEC did not record any income for the quarter, compared with net income of $2.3 million for the corresponding 1997 quarter) and Elron (PEC's share was $280,000 compared with $1.8 million for the corresponding quarter). This reduction was partially offset by increased net income in respect of some of PEC's other Affiliated Companies, especially Cellcom.


                                                              Page 8 of 17 pages

            PEC did not realize any net gain on sales of investments in Affiliated Companies for the third quarter of 1998 compared with a net gain of $5.8 million for the third quarter of 1997. During the three months ended September 30, 1997, PEC realized net gains of $4.1 million and $2.9 million on its sales of 2.6% of Tefron and 4.0% of VocalTec Ltd. ("VocalTec"), respectively. Partially offsetting these net gains were net losses of $662,000 and $528,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel and PEC's sale of its ownership interest in Bulk Trading Corporation Ltd. ("Bulk Trading"), respectively.

            PEC realized a net loss of $140,000 on issuance of shares by Affiliated Companies for the three months ended September 30, 1998 while it realized a net gain of $4.8 million for the corresponding 1997 period. All of PEC's net gain in the third quarter of 1997 resulted from Tefron's sale of ordinary shares in its initial public offering in the United States.

            PEC's other income was $270,000 for the third quarter of 1998 compared with $1.2 million for the corresponding 1997 period. This decrease resulted principally from reduced income from partnerships in which PEC is a partner, particularly a partnership that invests and trades debt and equity securities, and receipt of less management fees.

            PEC's provision for income taxes decreased to $180,000 for the three months ended September 30, 1998 from $7.1 million for the three months ended September 30, 1997 primarily because PEC's income before income taxes declined to $620,000 for the third quarter of 1998 from $29.7 million for the corresponding 1997 quarter.

            PEC's comprehensive loss was $16.6 million for the three months ended September 30, 1998 compared with comprehensive income of $32.8 million for the corresponding 1997 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $9.4 million for the third quarter of 1998 compared with an increase, net of taxes, of $4.6 million for the corresponding 1997 period. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 4.7%


                                                              Page 9 of 17 pages
for the three months ended September 30, 1998 compared with an increase of approximately 2.6% for the three months ended September 30, 1997. PEC's comprehensive income was reduced by $7.6 million for the third quarter of 1998 as a result of PEC's unrealized losses on its available-for-sale marketable securities portfolio, net of tax benefit (principally arising from a decline in the market price of NICE), compared with an increase in comprehensive income of $5.7 million for the corresponding quarter of 1997 due to PEC's unrealized gains on this portfolio, net of taxes.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

            Consolidated net income for the nine months ended September 30, 1998 was $18.4 million compared with $48.1 million for the nine months ended September 30, 1997. The decrease in net income reflected declines of $13.4 million in equity in net income of Affiliated Companies, $10.8 million in net gain on sales of investments in Affiliated Companies, $4.8 million in net gain on issuance of shares by Affiliated Companies, $4.7 million in net gain on sales, and change in market value, of trading securities, and $1.9 million in other income. The decrease attributable to these items was partially offset by a decrease of $7.5 million in the provision for income taxes.

            Equity in net income of Affiliated Companies for the nine months ended September 30, 1998 was $25.7 million compared with $39.1 million for the nine months ended September 30, 1997. The decrease in net income of Affiliated Companies for the first nine months of 1998 reflected PEC's share of net losses in respect of some of its Affiliated Companies, particularly Scitex, which provided $62.7 million for estimated costs associated with the disposal of its digital video business and wrote-off $44 million of in-process research and development costs in connection with its acquisition of Idanit Technologies Ltd. (PEC's share was a net loss of $8.0 million compared with a net loss of $530,000 for the corresponding 1997 period), and start-up operating losses in Mondex. In addition, PEC had reduced net income in respect of certain other Affiliated Companies, especially DIC and PEC Cable TV Ltd. (PEC's share was $1.1 million compared with $3.5 million for the first nine months of 1997), Tambour (PEC's share was $4.1 million compared with


                                                             Page 10 of 17 pages

$6.3 million for the corresponding 1997 period), El-Yam (PEC's share was $1.3 million compared with $3.4 million for the corresponding 1997 period), Caniel and Klil. This decrease was partially offset by PEC's increased net income in respect of other Affiliated Companies, especially Elron, which recognized a gain of approximately $36.5 million from the sale by its affiliate, Elbit Medical Imaging Ltd., of Elbit Medical's ultrasound division to GE Medical Systems (PEC's share was $6.2 million compared with $3.0 million for the first nine months of 1997), and Cellcom (PEC's share was $7.9 million compared with $6.8 million for the corresponding 1997 quarter).

            PEC realized a net gain on sales of investments in Affiliated Companies of $600,000 for the first nine months of 1998 compared with $11.4 million for the first nine months of 1997. During the first nine months of 1998, PEC realized a net gain of $700,000 from the sale of its entire 13.2% ownership interest in Lego Irrigation Ltd. and a net loss of $100,000 from the write-off of its capital contributions to two corporations which were formed to bid on infrastructure projects. During the first nine months of 1997, PEC realized net gains of $4.1 million, $2.9 million, $2.9 million and $2.8 million on sales of 2.6% of Tefron, 4.0% of VocalTec, 1.4% of Super-Sol and 1.9% of NICE, respectively, and net losses of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel and $528,000 and $236,000 relating to PEC's sale of its ownership interests in Bulk Trading and "Delek" - The Israel Fuel Corporation Ltd., respectively.

            PEC realized a net loss of $70,000 on issuance of shares by Affiliated Companies for the nine months ended September 30, 1998 while it realized a net gain of $4.7 million for the corresponding 1997 period. All of PEC's net gain for the first nine months of 1997 resulted from Tefron's sale of ordinary shares in its initial public offering in the United States.

            PEC's other income was $1.6 million for the first nine months of 1998 compared with $3.5 million for the corresponding 1997 period primarily because of decreased income from partnerships in which PEC is a partner, particularly a partnership that invests and trades in debt and equity securities, Gemini Israel Fund L.P. and Renaissance, and receipt of less management fees.


                                                             Page 11 of 17 pages

            As discussed in Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1997, PEC does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Majority-Owned Affiliated Companies. PEC's provision for income taxes decreased to $7.9 million for the first nine months of 1998 from $15.4 million for the corresponding 1997 period primarily because PEC's income before income taxes decreased to $26.3 million for the first nine months of 1998 from $63.5 million for the first nine months of 1997. PEC's provision for income taxes for the first nine months of 1998 increased as a proportion of income before income taxes compared with the corresponding 1997 period because of a decrease in the proportion of income from Majority-Owned Affiliated Companies.

            PEC's comprehensive loss was $7.2 million for the first nine months of 1998 compared with comprehensive income of $46.4 million for the corresponding 1997 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $16.2 million for the first nine months of 1998 compared with a reduction of $12.8 million for the first nine months of 1997. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 10.1% and 7.9% for the nine months ended September 30, 1998 and September 30, 1997, respectively. PEC's comprehensive income was reduced by $9.3 million for the first nine months of 1998 as a result of PEC's unrealized losses on its available-for-sale marketable securities portfolio, net of tax benefit (principally arising from a decline in the price of NICE), compared with an increase in comprehensive income of $11.1 million for the corresponding 1997 period due to PEC's unrealized gain on this portfolio, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, PEC's liquid assets (consisting of cash and money market funds) totaled approximately $22.8 million.

      For the nine months ended September 30, 1998, PEC received cash dividends and interest totaling $26.4 million (including $24.0 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial


                                                             Page 12 of 17 pages
statement purposes), which substantially exceeded PEC's general, administrative and interest expenses. During the nine months ended September 30, 1998, PEC also generated cash totaling $51.1 million, of which $32.4 million was realized from the sale of marketable securities of U.S. companies, $14.3 million represented distributions from a fund and a partnership, $2.6 million was realized from the sale of PEC's entire 13.2% ownership interest in Lego and $1.8 million was realized from the collection of capital notes and bonds.

      During the first nine months of 1998, PEC borrowed $20.0 million from a bank. The loan is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

      During the nine months ended September 30, 1998, PEC purchased equity and debt securities of several existing and new Affiliated Companies for $68.0 million, including $13.8 million purchased during the third quarter of 1998. The $13.8 million consisted primarily of securities of NICE - $9.2 million (increasing PEC's ownership interest in NICE from 2.1% to 5.1%), HTC Ltd., a subsidiary of Ham-Let that develops, produces and markets components for ultra-high purity gas delivery systems for the semiconductor industry - $1.3 million (PEC and Discount Investment Corporation Ltd. ("DIC") each acquired a 4.85% interest in HTC Ltd.), Elron - $1.2 million (PEC and DIC exercised warrants to acquire additional shares), Cellcom - $965,000 (consists of interest on loans which was added to the outstanding principal of the loans), Mondex - $706,000 (purchase of securities pro rata with other shareholders to fund start-up costs), and Ham-Let - $413,000 (PEC and DIC each acquired an additional 1.1% of Ham-Let, increasing each of their ownership interests in Ham-Let to 6.8%). During the nine months ended September 30, 1998, PEC purchased marketable securities of U.S. companies for $9.1 million.


                                                             Page 13 of 17 pages

SUBSEQUENT EVENT

            The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 9.7% for the period from September 30, 1998 through November 12, 1998. If the exchange rate of the New Israel Shekel does not increase against the U.S. dollar by the end of 1998, PEC's translation adjustment, net of tax benefit, will materially reduce PEC's comprehensive income for the fourth quarter of 1998.

PROPOSAL TO ACQUIRE FOR CASH ALL OUTSTANDING SHARES OF PEC AT A PRICE OF $25.50 PER SHARE

      As previously reported in PEC's Current Report on Form 8-K filed on September 9, 1998, IDB Development Corporation Ltd. ("IDB Development"), the owner of approximately 81.35% of the outstanding shares of common stock of PEC, proposed in a letter dated September 7, 1998 addressed to PEC that IDB Development acquire all of the outstanding shares of PEC not already owned by IDB Development for a cash price of $25.50 per share through a merger of a wholly-owned subsidiary of IDB Development into PEC. As a result of the proposed merger, PEC would become a wholly-owned subsidiary of IDB Development or, if the proposed merger does not occur until after the transfer by IDB Development of its shares of common stock of PEC to its 54.3% owned subsidiary, Discount Investment Corporation Ltd. ("DIC"), referred to below, PEC would become a wholly-owned subsidiary of DIC. The merger would be subject to various conditions, including approval by the Board of Directors and shareholders of PEC.

            On September 9, 1998, the Board of Directors of PEC appointed a special committee composed of Messrs. Alan R. Batkin and Robert H. Arnow, who are not affiliated with IDB Development or DIC, to consider the proposal. The special committee has engaged Merrill Lynch International as its financial advisor and the law firm of Skadden, Arps, Slate, Meagher & Flom LLP as its legal counsel to assist it in its deliberations. As of November 13, 1998, the special committee continued to consider the proposal.


                                                             Page 14 of 17 pages

            In its proposal letter, IDB Development stated that it intends to exchange all of the shares of common stock of PEC it owns with DIC for newly issued shares of DIC. On October 15, 1998, the Boards of Directors of IDB Development and DIC approved entering into an agreement (the "Private Placement Agreement") pursuant to which IDB Development would exchange all of its shares of common stock of PEC for newly issued shares of DIC in a ratio of 1.1642 shares of DIC for one share of PEC. As of November 12, 1998, the closing price of one share of DIC on the Tel Aviv Stock Exchange was 89.90 New Israel Shekels and one New Israel Shekel was equivalent to $.2349. Completion of the transactions under the Private Placement Agreement is subject to certain approvals, including the approval of the shareholders of each of IDB Development and DIC.

            The exchange ratio is based, among other things, on an opinion of Yizhak Swary Ltd. ("Swary") who acted as joint independent evaluators of IDB Development and DIC, and on two separate fairness opinions, one submitted to the Board of Directors of IDB Development and the other submitted to the Board of Directors of DIC. The exchange ratio will not be adjusted or changed, including as a result of fluctuations of the stock market prices of the shares of DIC or PEC, except (i) by mutual agreement of IDB Development and DIC, (ii) as a result of a review of the exchange ratio by Swary after the public release of the financial statements of PEC and DIC for the third quarter of 1998 to reflect any material changes to the relative values of PEC and DIC occurring after October 15, 1998 and (iii) to reflect changes in the number of outstanding shares of, or distribution of dividends by, PEC or DIC which will take place or are declared before the closing under the Private Placement Agreement. After Swary has updated its opinion as to the exchange ratio (regardless of whether the exchange ratio changes as a result of such update) and IDB Development and DIC have received updated fairness opinions, the Private Placement Agreement must be submitted for approval to the Audit Committees of the Boards of Directors and the Boards of Directors of IDB Development and DIC who may approve or disapprove it for any reason.


                                                             Page 15 of 17 pages

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibit 27    Financial Data Schedule, which is page 17 of this report.

b. The registrant filed on September 9, 1998 a report on Form 8-K dated September 9, 1998 reporting under Item 5 of such report that it had received a proposal from IDB Development Corporation Ltd. ("IDB Development"), the owner of approximately 81.35% of the outstanding shares of common stock of the registrant, to acquire all the outstanding shares of common stock of the registrant not already owned by IDB Development for a cash price of $25.50 per share.

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

                                    PEC ISRAEL ECONOMIC CORPORATION
                                    ---------------------------------------
                                    (Registrant)


                                    /s/ FRANK J. KLEIN
                                    ---------------------------------------
                                    Frank J. Klein
                                    President


                                    /s/ WILLIAM GOLD
                                    ---------------------------------------
                                    William Gold
                                    Treasurer, Principal Financial
                                    Officer and Principal Accounting
                                    Officer

Date: November 16, 1998


                                                             Page 16 of 17 Pages