Form 10-K
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-03-31
CIK 76888

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

For the fiscal year ended               December 31, 1998
                          ------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 1-8707
                                                 ------

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maine                                   13-1143528
----------------------------------------         -------------------------------
    (State or other jurisdiction                    (I.R.S. employer
of incorporation or organization)                 identification no.)

  511 Fifth Avenue, New York, New York                      10017
----------------------------------------         -------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                                    Exhibit Index is on Page 330
                                                            Page 1 of 377 pages.

      The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 26, 1999 was approximately $101,041,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

      As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I
                                     ------

Item 1. BUSINESS
------- --------

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

      Among PEC's holdings are significant interests in one of Israel's three cellular telephone providers (Cellcom Israel Ltd.), the cable television company that serves the Tel-Aviv metropolitan area and several other areas in Israel (Tevel Israel International Communications Ltd.), a company that is a world leader in visual information communication for the digital preprint and digital publishing markets (Scitex Corporation Ltd.), one of Israel's leading diversified high technology holding companies (Elron Electronic Industries Ltd.), Israel's largest paint manufacturer (Tambour Ltd.), one of Israel's most active real estate construction and development companies (Property and Building Corporation Ltd.), and Israel's largest supermarket chain in terms of revenue (Super-Sol Ltd.). PEC is also involved in several venture capital funds and early stage development companies.

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

      IDB Holding, through its indirect majority owned subsidiary, Discount Investment Corporation Ltd. ("Discount Investment"), owns beneficially approximately 81.35% of the outstanding Common Stock of PEC. IDB Holding is controlled by Mr. Raphael Recanati, the father of Mr. Oudi Recanati, the Chairman of the Board of PEC, and members of his family. IDB Development Corporation Ltd., which is a majority owned subsidiary of IDB Holding ("IDB Development"), owns approximately 71.7% of the ordinary shares of Discount Investment.

      IDB Holding is one of the largest business enterprises operating in the private sector of the Israeli economy, with consolidated assets exceeding $9.3 billion at December 31, 1998. Discount Investment owns shares of many Israeli companies in which PEC has holdings and, through a subsidiary, has an agreement with PEC that each will offer the other equal participation in business opportunities that become available to either of them in Israel for a fee of 2.5% of the equity or long-term debt invested by the paying party in business opportunities initiated or initially presented by the other party. PEC participates directly and through a contractual arrangement with Discount Investment in the management of the companies in which PEC holds equity interests. PEC and Discount Investment have agreed to cooperate on matters concerning the advancement and development of companies in which each of them owns voting interests, including the use of their voting power as shareholders on a mutually agreed basis. PEC also has entered into voting agreements with other members of the IDB Group with respect to voting of the stock of certain of such companies.

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

      PEC is a party to an Agreement and Plan of Merger, dated as of December 15, 1998 (the "Merger Agreement"), by and among PEC, Discount Investment, as the assignee of IDB Development, and PEC Acquisition Corporation, a wholly-owned subsidiary of Discount Investment ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into PEC with PEC as the surviving corporation in the merger and each outstanding share of common stock of PEC, except those shares owned by Discount Investment and those shares in respect of which appraisal rights have been perfected in accordance with Maine law, will be converted into the right to receive $30 in cash, without interest. Immediately following the merger, Discount Investment will own the entire equity interest in PEC. Completion of the merger requires the affirmative vote of at least a majority of all outstanding shares of common stock of PEC to approve and adopt the Merger Agreement. PEC is preparing a proxy statement for a special meeting of shareholders to be held to vote on the Merger Agreement, which proxy statement will describe the terms of the Merger Agreement. It is expected that the special meeting will be held in May 1999.

The Affiliates

      The following chart lists by industry group each entity in which PEC held voting equity interests as of December 31, 1998 whose carrying value in PEC's financial records equaled or exceeded $1.5 million as of December 31, 1998 (the "Affiliates"), the principal business of each such entity and, with respect to each such entity, the percentage of equity owned directly by each of PEC, Discount Investment and the IDB Group in the aggregate. PEC believes that no entity whose carrying value was below $1.5 million as of December 31, 1998 is material to PEC and that all such entities, in the aggregate, were not material to PEC. For additional information with respect to the Affiliates, including information with respect to carrying values, see Note 3 of the Notes to Consolidated Financial Statements of PEC and Subsidiaries.

                                                                                   Percentage
                                                                              Equity Ownership as of
                                                                                 December 31, 1998
                                                                        -----------------------------------
                                                                                    Discount       IDB
                                     Principal Business                 PEC        Investment     Group (1)
                                     ------------------                 ----       ----------     ---------
Telecommunications and Technology

Cellcom Israel Ltd.                  Cellular Telephone Provider        12.5%         12.5%         25.0%

Tevel Israel International           Cable Television                   23.7          24.8          48.5(2)
Communications Ltd.                  Broadcast Franchise

Elron Electronic                     Diversified High                   14.0          27.2          41.2
Industries Ltd.                      Technology Holdings

Scitex Corporation Ltd.              Visual Information                  6.6           6.6          26.2(3)
                                     Communication

Gilat Satellite Networks             Satellite Communications            4.6           4.2           8.8(4)
Ltd.                                 Systems

Gilat Communications                 Satellite-Based                     9.7           9.7          19.4
Ltd.                                 Communications Services;
                                     Satellite-Based Interactive
                                     Distance Learning Systems

NICE Systems Ltd.                    Voice Logging and                   5.1           5.1          10.2
                                     Communication Intelligence
                                     Systems

Tel-Ad Jerusalem Studios             Television Station Operator        11.5          11.5          23.0
Ltd.                                 and Producer of Television
                                     Programs

Liraz Systems Ltd.                   Customized Computer                20.7          20.8          41.5
                                     Software Systems: Distri-
                                     bution of Packaged Software;
                                     and Provider of Outsourcing
                                     Services

                                                                                   Percentage
                                                                              Equity Ownership as of
                                                                                 December 31, 1998
                                                                        -----------------------------------
                                                                                    Discount       IDB
                                     Principal Business                 PEC        Investment     Group (1)
                                     ------------------                 ----       ----------     ---------
Telecommunications and Technology (continued)

Gemini Israel Fund L.P.              Venture Capital Fund               16.0%         16.0%         42.7%(5)
                                     (Primarily High Technology)

RDC-Rafael Development               Development Stage                  16.7          16.7          50.1(6)
Corporation Ltd.                     High Technology
                                     Products

Electronics Line (E.L.)              Electronic Security                13.9          13.9          27.8
Ltd.                                 Systems

Libit Signal Processing Ltd.         Modem Technologies                  4.2           4.2           8.4

Orbital Imaging Corporation          Satellite-Delivered                 1.3            --           1.3
                                     Earth Imagery Services

KenTech Ventures Ltd.                Development Stage                   9.1           9.2          24.4(7)
                                     Software and Data
                                     Communications

Industry

Tambour Ltd.                         Paint and Related Products         43.3          42.3          86.8(8)

Klil Industries Ltd.                 Aluminum Extrusions and            18.9          42.5          65.8(9)
                                     Finished Products

Tefron Ltd.                          Lingerie and Undergarments          7.1           7.2          14.3

Mul-T-Lock Ltd.                      Locks and Security Doors           14.8          15.0          33.2(10)

Agis Industries (1983) Ltd.          Pharmaceuticals                     2.5           2.5           5.0

NewCheck Corporation                 Self-Service                        6.5           3.9          10.4
                                     Automatic Checkout
                                     Counters

Ham-Let (Israel-Canada) Ltd.         Instrumentation                     6.8           6.8          13.6
                                     Valves and Fittings

Maxima Air Separation Center Ltd.    Industrial Gas Production          12.1          11.6          23.7

                                                                                   Percentage
                                                                              Equity Ownership as of
                                                                                 December 31, 1998
                                                                        -----------------------------------
                                                                                    Discount       IDB
                                     Principal Business                 PEC        Investment     Group (1)
                                     ------------------                 ----       ----------     ---------
Real Estate

Property and Building                Real Estate Construction           41.4          15.0          56.5(11)
Corporation Ltd.                     and Development

Retail, Shipping and Other

Super-Sol Ltd.                       Supermarkets                       20.1          24.9          45.0(12)

El-Yam Ships Ltd. (13)               Bulk Shipping                      10.1          14.3          24.4

Renaissance Fund LDC                 Acquisition of Equity Interests     3.7            --           3.7
                                     for Capital Appreciation

General Engineers Limited            Distribution of Power              100.0           --          100.0
                                     Generation Equipment

Isrotel Ltd.                         Ownership, Management and           2.1           2.1           4.2
                                     Operation of Hotels

(1)   Total holdings of members of the IDB Group.

(2) Interests in Tevel Israel International Communications Ltd. are held through a separate company, DIC and PEC Cable TV Ltd., whose shareholders are PEC (49%) and Discount Investment (51%).

(3) The ownership interest of the IDB Group in Scitex Corporation Ltd. includes the 13.0% ownership interest of Clal Electronics Industries Ltd. and its subsidiary Clal Electronics Ventures Ltd., both affiliates of IDB Holding.

(4) As a result of sales of ordinary shares of Gilat Satellite Networks Ltd. ("Gilat Satellite") after December 31, 1998 by Discount Investment and Gilat Satellite in an underwritten public offering, as of March 26, 1999, PEC owned 3.7%, Discount Investment owned 0.9% and the IDB Group owned 4.6% of the ordinary shares of Gilat Satellite.

(5) PEC and Discount Investment each own 25.0% of Gemini Capital Fund Management Ltd. ("Gemini Capital"), the general partner of Gemini Israel Fund L.P. ("Gemini") which has a nominal equity interest in Gemini. The ownership interest of the IDB Group includes the 5.3% and 5.4% ownership interests of Elron Electronic Industries Ltd. and Scitex Corporation Ltd., respectively, in Gemini. The interests of PEC, Discount Investment and the IDB Group in Gemini represent nonvoting limited partnership interests.

(6) Interests in RDC-Rafael Development Corporation Ltd. are held through a separate company, DEP Technology Holdings Ltd. The ownership interest of the IDB Group includes the 16.7% ownership interest of Elron Electronic Industries Ltd. in RDC-Rafael Development Corporation Ltd.

(7) The ownership interest of the IDB Group in KenTech Ventures Ltd. includes the 6.1% ownership interest of Liraz Systems Ltd.

(8) Includes the proportionate interest of the IDB Group in the 1.4% ownership interest in Tambour Ltd. ("Tambour") held by subsidiaries of Tambour.

(9) Includes the proportionate interest of the IDB Group in the 6.7% ownership interest in Klil Industries Ltd. ("Klil") held by Klil Aluminum Products Ltd., a wholly-owned subsidiary of Klil. As a result of purchases of ordinary shares of Klil after December 31, 1998 by PEC and Discount Investment, as of March 26, 1999, PEC owned 20.2%, Discount Investment owned 45.5% and the IDB Group owned 70.4% respectively, of the ordinary shares of Klil.

(10) Includes the proportionate interest of the IDB Group in the 10.3% ownership interest in Mul-T-Lock Ltd. ("Mul-T-Lock") held by Mul-T-Lock Technologies Ltd., a wholly-owned subsidiary of Mul-T-Lock.

(11) The ownership interest of the IDB Group in Property and Building Corporation Ltd. includes the 0.1% ownership interest of IDB Development. As a result of purchases of ordinary shares of Property and Building Corporation Ltd. after December 31, 1998 by PEC and Discount Investment and the transfer to Discount Investment by IDB Development of IDB Development's ordinary shares of Property and Building Corporation Ltd., as of March 26, 1999, PEC owned 41.6%, Discount Investment owned 15.2% and the IDB Group owned 56.8%, respectively, of the ordinary shares Property and Building Corporation Ltd.

(12) As a result of purchases of ordinary shares of Super-Sol Ltd. after December 31, 1998 by Hevrat Hanechasim Shel Supersol B.M. ("Hevrat"), a wholly-owned subsidiary of Super-Sol Ltd., as of March 26, 1999, the IDB Group owned 46.6% of the ordinary shares of Super-Sol Ltd., including its proportionate interest in the 3.5% ownership interest in Super-Sol Ltd. held by Hevrat.

(13)  Includes the Company's interest in Financial Holdings El-Yam (Hamigdal)
      Ltd.

            In November 1998, in connection with a loan of $90 million arranged by PEC and Discount Investment to United Pan-Europe Communications N.V. ("UPC"), a corporation which owns and operates cable-based communications networks in Europe and, through Tevel Israel International Communications Ltd., in Israel, UPC granted PEC and Discount Investment an option exercisable, among other things, upon an initial public offering of shares of UPC, to acquire ordinary shares of UPC at a price equal to 90% of the initial public offering price. In January 1999, UPC notified PEC of a proposed initial public offering and on February 1, 1999, PEC and Discount Investment exercised their respective options. On February 17, 1999, UPC completed the sale of its ordinary shares in an initial public offering and PEC Israel Finance Corporation Ltd. ("PECFC"), a wholly-owned subsidiary of PEC, purchased approximately 0.63% of the outstanding ordinary shares of UPC for approximately $24.3 million. As of March 26, 1999, the closing price of an ordinary share of UPC on the NASDAQ/NMS was $36.375 and the UPC shares PECFC purchased had a quoted market value of approximately $28.3 million. The trading symbol of UPC on the NASDAQ/NMS is "UPCOY". PECFC may not sell its shares of UPC for a 180-day period.

            PEC and Discount Investment received an additional option to acquire ordinary shares of UPC at a price per share equal to the greater of (1) $32.78 or (2) the average sale price of an ordinary share of UPC on the Amsterdam Stock Exchange for the 30-day period immediately preceding the exercise date. The aggregate purchase price for the ordinary shares that may be purchased by PEC pursuant to the additional option would be equal to the sum of $22.5 million, plus interest thereon at the rate of 8% per annum from November 9, 1998 through the closing of the additional option. The additional option will terminate if it is not exercised on or before September 30, 2000.

      The businesses of PEC's most significant Affiliates are described below.

Telecommunications and Technology

      Cellcom Israel Ltd. ("Cellcom"). Cellcom, a corporation owned by PEC, Discount Investment, BellSouth Enterprises Inc. and companies controlled by Joseph Safra and Moise Safra of Brazil, operates Israel's second cellular telephone system. Cellcom began operations at the end of December 1994 and serves all of Israel. By the middle of February 1999, over 1,090,000 subscribers were utilizing Cellcom's cellular telephones, an increase of approximately 240,000 subscribers in the past year and over 570,000 customers in the past two years. Approximately 35% of Israelis have mobile phones, a usage rate second only to the Scandinavian countries. Cellcom has invested approximately $800 million in the development and operation of its cellular telephone system.

      Cellcom's license to operate the second cellular telephone system expires in 2004. Cellcom has the right to request, and Israel's Ministry of Communications can agree, to extend the license for one or more periods of six years. Cellcom pays the Israeli government annual royalties of 8% of its revenues from air time and monthly charges. In February 1998, Israel's Ministry of Communications granted to Partner Communications Ltd. ("Partner") a license for the establishment and operation of a third cellular telephone system in Israel, which system began operations in October 1998. Elbit Ltd., a 43% owned subsidiary of the Company's affiliate Elron Electronic Industries Ltd., owns 16.5% of Partner.

      Cellcom uses TDMA (time division multiple access) digital technology, an advanced technology for cellular communication. Cellcom's cellular telephone system utilizes cell sites and switches to carry telephone calls. At the end of 1998, Cellcom had 770 operating cell sites and 12 switches. In order to improve the quality of its existing service, Cellcom intends to construct an additional 125 cell sites in 1999.

      Cellcom's marketing strategy is based on the premise that cellular telephones and service should be offered on a mass market basis. Cellcom's rates, which are regulated by its license, are among the lowest in the world. Cellcom charges users of its cellular service 12.9 cents per minute during peak hours and 10 cents per minute during off peak hours. Cellcom may increase these charges whenever the Israeli consumer price index increases by more than 8.5% in any year. In addition, Cellcom charges customers an interconnect fee and, since 1997, a monthly fee of $6.00, which is adjusted for inflation after an aggregate increase in the Israeli consumer price index of more than 8.5%. Cellcom's peak charges are lower than the charges of the operator of Israel's first and third cellular network during peak hours.

      Cellcom markets cellular telephones and its cellular telephone system through its own retail stores, a telemarketing group with service centers, independent authorized distributors and independent importers of telephones. At the end of 1998, Cellcom products and services were offered in over 65 cities throughout Israel at over 360 locations, of which 18 were Cellcom retail stores.

      In October 1998, plans for a proposed initial public offering of shares in Cellcom were discontinued due to instability in the stock market and the absence of necessary Israeli regulatory approvals. Although Cellcom is considering an initial public offering of its shares, it is uncertain when, if ever, such public offering would be undertaken and on what terms.

      Tevel Israel International Communications Ltd. ("Tevel"). The Company owns, through its interest in DIC and PEC Cable TV Ltd., 23.7% of Tevel, which was established in 1988 to develop, construct and operate cable television systems in Israel. The Company's partners in Tevel are DIC and United Pan Europe Communications N.V. ("UPC"), a major owner and operator of cable television systems in Europe. UPC holds its interests in Tevel through wholly owned subsidiaries. PEC acquired a 0.63% interest in UPC in February 1999.

      Tevel has exclusive franchises for the whole of the Tel Aviv-Givataim metropolitan area, the southern region of Ashdod- Ashkelon and the Nazareth-Jezreel Valley in the northern part of Israel. In addition, through Gvanim Cable Television Ltd., which Tevel purchased in April 1998, Tevel holds the franchises to operate cable television in Rishon Lezion, Ramle, Lod and the Krayot near Haifa. All of the Tevel and Gvanim franchises include approximately 600,000 households
- about 40% of the homes in Israel. Tevel and Gvanim have completed the construction of approximately 95% of the cable network in their franchise areas. At the end of 1998, Tevel had approximately 403,000 subscribers, constituting approximately 69% of the households in the area in which network construction has been completed.

      The franchises granted to Tevel have a 12-year term expiring in 2002 with a four-year renewal right. Some of Gvanim's franchise areas have a 15-year term. Tevel pays the Israeli government annual franchise royalties of 5% of its gross revenues. The government regulates the basic service subscription rates which cannot be increased more than 1.9% above the cost of living index increases. Currently, government regulations prevent cable television operators from offering advertising.

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

      Tevel has installed advanced scrambling and addressable two-way equipment that protects the service from theft, and enables Tevel to offer additional programming for which it may charge separately. Tevel offers its customers recent theatrical movies on a pay per view basis over five channels programmed and packaged by Tevel under Tevel's brand name "Home Cinema". During 1998, monthly sales of "Home Cinema" events increased steadily, reaching a sales rate of 102,000 events per month. The total sales in 1998 amounted to 1,220,000 events. Tevel does not yet have a license to offer pay per view services in the Gvanim franchise areas it acquired in 1998.

      Tevel holds a 50% ownership interest in Globcall Ltd., an operator of telecommunication and switching systems for businesses. At the end of 1998, Globcall served approximately 400 business locations with 50,000 telephone extensions. Tevel also owns a 33% ownership interest in NetVision Ltd., Israel's largest Internet services provider (the Company's affiliate, Elron Electronic Industries, Ltd., also owns 32% of NetVision Ltd.)

      Tevel and other cable television corporations in Israel are considering combining their operations. Any such combination would require the approval of the government of Israel and it is uncertain when, if ever, any such combination would occur and on what terms.

      It is anticipated that direct satellite television broadcasting will be introduced to Israel in the near future and that such broadcasting will compete with cable television. The effect of such possible competition on Tevel is uncertain.

      The Israeli cable television regulatory authorities have expressed their intention to end the exclusivity of Tevel's cable television franchises and to pay Tevel compensation for the loss of such exclusivity. It is uncertain as to
(i) when, during the remaining term of Tevel's franchise, the regulatory authorities will end such exclusivity, (ii) the amount of compensation that will be paid to Tevel and (iii) the effect of the end of such exclusivity on Tevel.

      The government approval granted to a consortium of Israeli cable television companies, including Tevel, that permits the companies to purchase television programs jointly expires at the end of June 1999. It is uncertain whether the regulatory authorities will extend the approval and, if they do not, the effect of the end of such consortium on Tevel.

      Elron Electronic Industries Ltd. ("Elron"). Elron conducts its business principally through high technology operating companies in which it holds controlling or other significant equity interests. Elron's various affiliates design, develop, manufacture, market and service products in the fields of medical imaging, defense electronics, semiconductors, software and information technology. Elron has organized, invested in and developed companies with new technologies believed to have global marketing potential that could benefit from ties with Israel. Elron has developed and expanded by identifying focused entrepreneurial teams and providing them with significant strategic, financial and managerial assistance to refine and exploit their technologies. In recent years, Elron has allocated substantial resources to companies developing technologies and products for the Internet and the Internet network management software.

      Elron's affiliates include publicly-traded and privately-held companies. As of February 28, 1999, its principal publicly-traded affiliates were Elbit Medical Imaging Ltd. (39% owned-medical products and services in the field of diagnostic imaging and establishment of diagnostic and therapeutic imaging centers around the world, mainly in developing countries - NASDAQ/NMS symbol "EMITF" and also traded on the Tel Aviv Stock Exchange (the "TASE"). On February 25, 1999, Elron announced that it had agreed to sell its shares of Elbit Medical Imaging Ltd. for $145 million); Elscint Ltd., a 57% owned subsidiary of Elbit Medical Imaging Ltd. (in November 1998, Elscint completed the sale of its computer tomography business to Picker International for $269.5 million and the sale of its magnetic resonance imaging and nuclear medicare businesses to GE Medical Systems for $100 million; Elscint and GE Medical Systems are continuing their joint venture ELGEMS, which was established in 1997, for the design and manufacturing capabilities of nuclear imaging products. On February 18, 1999, Elbit Medical stated its intention to purchase all the shares of Elscint it did not own New York Stock Exchange symbol "ELT"); Elbit Systems Ltd. (35% owned - designs, develops and supplies integrated defense systems and military electronic systems and products as well as upgrades and modernizes military platforms in the fields of airborne, ground combat, naval and ground command, control and communications systems - NASDAQ/NMS symbol "ESLTF" and also traded on the TASE); Elbit Ltd. (43% owned-communications access systems for public and private networks; in February 1998 its affiliate, Partner Communications Company Ltd. (16.5% owned), was awarded the license to become the third cellular telephone operator in Israel - NASDAQ-NMS symbol "ELBTF" and also traded on the
TASE); Elbit Vision Systems Ltd. (54% owned by Elbit Ltd. - proprietary automated vision systems based on computer vision and image interpretation technologies for the textile industry - NASDAQ/NMS symbol "EVSNF"); Zoran Corporation (16% owned - integrated circuits and software for digital video and audio compression applications - NASDAQ/NMS symbol "ZRAN"); Mentortech Inc. (7% owned - technology-based training products - over-the-counter stock symbol "MNTK"); NetManage Inc. (1.5% owned - provider of standards-based software for the Internet and corporate intranets

- NASDAQ/NMS symbol "NETM"); and LOGAL Educational Software and Systems Ltd. (1.5% owned (PEC and Discount Investment each also own a 4.36% equity interest and Gemini Israel Fund L.P. owns a 12.7% equity interest) - designs, creates, publishes and markets interactive, simulation-based educational software products - NASDAQ/NMS symbol "LOGLF").

      Elron's privately-held affiliates as of February 16, 1998 included RDC-Rafael Development Corporation Ltd. (16.7% owned (PEC and Discount Investment each also own a 16.7% equity interest) - commercialization of technologies developed by Rafael Armament Development Authority, a division of Israel's Ministry of Defense); Chip Express Corp. (35% owned - laser technology which enables the production of engineering prototypes of Gate Arrays (integrated circuit devices composed of an array of logic gates integrated to form specific logic applications) to customers within 24 hours, the supply of early production quantities in a week and competitively-priced volume production parts); and Oren Semiconductor, Inc. (13% owned - design, manufacture and marketing of integrated circuits based on a patented digital filter, adaptive equalization and digital signal processing technologies for canceling "ghost" images and for the consumer television market, which circuits are designed to fit into conventional analogue television sets, VCRs, cable decoders and television set top boxes). Elron also has a 5.3% limited partnership interest in Gemini Israel Fund L.P., a venture capital fund in which the Company and DIC are limited partners.

      Elron's wholly-owned subsidiary, Elron Software Inc. develops and sells Internet network management products through its two divisions: - the Internet Product Division, which focuses on small to mid-size networks, and the System Integration Division, which was acquired on December 1998 and supplies complete solutions to large organizations. Elron Software's business mission is to be the leading provider of Internet/network management software solutions that span the range from small-to-medium-size networks, to large enterprise networks, and to very large service provider networks, to help customers manage the productive use of the Internet by leveraging access to Israeli technology.

      Elron also has ownership interests in the following five privately-held companies which focus on advanced technologies, products and services within the information technology field, including Internet/Intranet, networking and application development for client/server and web environments: NetVision Ltd. (32% owned - Israel's largest Internet services provider); MediaGate N.V. (36% owned - provides single point access to the Internet with any real time communication device); Ornetix Technologies Ltd. (43% owned - proprietary network technology for CD-ROM drives, "CD jukebox" servers and management software for computer networks); ArelNet Ltd. (16% owned - message switching technologies and solutions including I-FAX, which enables faxes to be sent at competitive prices over the Internet); and ServiceSoft Corporation (13% owned - software products that provide self-service support information directly to end users over the Internet and Intranets).

      Elron's three major affiliates, Elbit Medical Imaging Ltd., Elbit Systems Ltd. and Elbit Ltd., constituted approximately 66% of Elron's total assets as of December 31, 1998.

      Elron's ordinary shares are listed for quotation on the NASDAQ/NMS (symbol "ELRNF") and on the TASE.

      Scitex Corporation Ltd. ("Scitex"). Scitex is a world leader in visual information communication. Scitex designs, develops, manufactures, markets and supports products, systems and devices primarily for the digital preprint and digital printing markets.

      Digital preprint covers input, output and proofing. The input line consists of digital camera backs and color separation scanners. The output line, which consists of hardware systems and software, includes digital front ends, color inkjet printing and proofing systems, imagesetters and platesetters for outputting color separation films or plates, client servers and archivers, and telecommunication workflow solutions. Scitex markets its preprint products to tradeshops, digital service bureaus, commercial printers, and publishers.

      Digital printing includes the manufacture of computer-driven, inkjet printers for very high speed, high volume printing and for variable-data printing of personalized mass mailings, billings, bar codes, business forms and lottery tickets. Scitex also offers color servers and digital front ends for print-on-demand systems, working with Xerox Corporation and others. Scitex sells its digital printing products mainly to commercial printers, periodical printers and form printers.

      Scitex customers include Fortune, The New York Times, National Geographic, Sports Illustrated, R.R. Donnelley Corporation, Unisys, Banta, Rizzoli, Monhadori, Dai Nippon Printing, Ashai Shimbun and Tappan Group.

      Scitex, in a joint venture with Koenig & Bauer AG, the world's third largest press manufacturer, has developed and markets a digital offset press, designed to print high quality, short runs at a competitive cost and to digitize traditional print processes, which increases productivity and predictability, and thus reduces costs.

      In 1998, Scitex acquired Idanit Technologies Ltd., a developer of wide format, inkjet digital printing systems, for approximately $60 million in cash; the Grand Jet product line of Matan Digital Printing was added subsequently. Idanit's systems are used for short and medium print runs of point of purchase displays, banners, truck and bus advertising and outdoor advertising. Idanit's products are sold primarily to silk screen printers and digital service bureaus worldwide.

      In 1998, Scitex and British Telecom launched a joint venture called Vio. This powerful network-based communication service is dedicated to the graphic arts. It interconnects the customer base globally and extends the workflow beyond organizational and geographical boundaries.

      The ordinary shares of Scitex are listed for quotation in the United States on the NASDAQ/NMS (symbol "SCIXF").

      Gilat Satellite Networks Ltd. ("Gilat Satellite"). Gilat Satellite is a leading provider of products and services for satellite-based communications networks. Gilat Satellite designs, develops, manufactures, markets and services products that enable complete end-to-end telecommunications and data networking solutions based on very small aperture terminal ("VSAT") satellite earth stations, related central station (hub) equipment and software. With Gilat Satellite's acquisition of GE Spacenet Services, Inc. ("Spacenet") from GE American Communications, Inc. ("GE Americom"), a subsidiary of General Electric Company, on December 31, 1998, Gilat Satellite now provides service offerings which include access to satellite transponder capacity, installation of network equipment, on-line network monitoring and network maintenance and repair services.

      Gilat Satellite's networks are primarily used for:

            o on-line data delivery and transaction-oriented applications including point-of-sale (for example, credit and debit card authorization), inventory control and real time stock exchange trading

            o telephone service in areas that are underserved by the existing telecommunications services or in remote locations without service

            o Internet Protocol ("IP") based networking applications such as corporate intranets, corporate training and other broadband multicasting applications

      Through December 31, 1998, Gilat Satellite sold more than 110,000 interactive VSATs. According to Comsys, a leading industry source, Gilat Satellite has approximately 30% of the worldwide interactive VSAT market. Comsys also reported that in 1998, Gilat Satellite's market share was approximately 40% of the total interactive VSATs for which contracts were awarded worldwide. Major users of Gilat Satellite's products and services include the United States Postal Service, British Petroleum, John Deere, First Union Bank, PageNet, Rite Aid, Peugeot-Citroen and Telkom South Africa.

      Gilat Satellite distributes its products and services worldwide through its own direct sales force, selected service providers and agents and, in certain circumstances, joint ventures, alliances, and affiliated companies. Its distribution network and service offerings were enhanced by the Spacenet acquisition, which added a significant existing customer base as well as a distribution infrastructure in the United States, Europe, Asia and South America.

      On February 8, 1999, Gilat Satellite completed a public offering of 4,745,000 of its ordinary shares, of which Gilat Satellite sold 4,000,000 ordinary shares and selling shareholders sold 745,000 ordinary shares (including 500,000 ordinary shares sold by a subsidiary of Discount Investment). As a result of the public offering, PEC recorded an estimated $5.9 million gain on issuance of shares by an Affiliated Company in the first quarter of 1999. In consideration of PEC not selling ordinary shares of Gilat Satellite in the offering, the subsidiary of Discount Investment which sold shares in the offering granted PEC the right to sell up to 250,000 ordinary shares of Gilat Satellite to the subsidiary at a price of $54.72 per share plus interest from February 8, 1999 to the date of sale, such right being exercisable from May 9, 1999 to August 7, 1999. Gilat Satellite's stock is traded on the NASDAQ/NMS under the trading symbol "GILTF".

      NICE Systems Ltd. ("NICE"). NICE is a leading global provider of integrated digital recording and quality management solutions. NICE's solutions help customers improve their business by recording, storing, evaluating and managing voice communications, call data, desktop screens and video. NICE serves the business needs of multiple markets, primarily financial institutions, call centers, air traffic control (ATC) sites, public safety centers, and closed circuit television (CCTV) security installations. NICE also develops and provides voice recording and communications intelligence (COMINT) systems for government agencies.

      Partnership and integration are key elements of NICE's corporate strategy. NICE works closely with telecommunication providers to deliver solutions that seamlessly integrate with the working environment. NICE is a leader for advanced Computer Telephony Integrated (CTI) recording solutions.

      NICE sells indirectly to customers through its global distribution partners, including telecommunication providers such as Lucent Technologies, Siemens, Alcatel, IPC Information Systems and ETRALI, and a growing distributor network around the world.

      NICE offers its customers a broad range of professional services that include system integration - providing tailored solutions to meet customers' needs, consulting, installation, ongoing training and implementation support.

      NICE's flagship product, NiceLog, is a CTI digital voice recording system that provides a wide range of scaleable recording solutions including total recording, recording-on-demand and selective recording. NiceLog provides continuous, unattended, reliable, high-quality digital recordings of telephone conversations for immediate retrieval and playback. All incoming and outgoing call information is stored in NICE's comprehensive database, NiceCLS (Call Logging System).

      NICE also offers NiceUniverse, a tool for evaluation and managing the quality of service provided by call center agents. It is designed to elevate the performance of the call center and create a competitive advantage by improving the experience of the customer. NiceUniverse is based on NICE's advanced digital voice recording and desktop screen capture capabilities. Application software allows call center managers to automate the process of recording customer calls. An integrated scoring form generator enables managers to evaluate agents consistently. The system provides custom reports and charts to measure performance levels, pinpoint training requirements and track progress of the quality program.

      NICE has recently launched its new total digital video and audio recording system, NiceVision, that provides organizations using multiple CCTV cameras with continuous, multi-channel, high motion, total digital recording and archiving capabilities for complete coverage of the security environment.

      Other products include NiceCall, a compact and cost-effective voice recording system for smaller applications and NiceCMS, a powerful call management solution for monitoring, tracking, evaluating and verifying call traffic in organizations.

      For ATC applications, NICE provides NiceFix a powerful interferometer-based direction finding (DF) system that covers both VHF and UHF frequency ranges to detect and display aircraft/vessel direction, and NiceSoft a multi-channel integrated, voice and radar recording system, designed and manufactured jointly with Comsoft GmbH of Germany.

      In the COMINT sector, NICE's key product is CDF-1500, a high performance, spectral surveillance and direction finding system that detects, identifies, locates, monitors and records transmission sources.

      NICE's American Depositary Shares are listed for quotation on the NASDAQ/NMS under the trading symbol "NICEY".

      Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad"). Tel-Ad is a major broadcaster and producer of television programs in Israel, producing prerecorded and live studio productions as well as productions on location.

      In July 1993, Tel-Ad was selected as one of three companies to operate Israel's second television station (the "Second Channel"), the only privately operated commercial television station. The broadcast license is in effect until October 31, 2003. Broadcasts on the second television station began in November 1993. Each of the three licensees is responsible for the entire programming for two days every week, which two days may be Sunday and Wednesday, Monday and Thursday, or Tuesday and Friday, and for every Saturday in one year of each three-year period. The two day pairings are rotated among the three licensees every two years. Since September 1998, Tel-Ad's programs have been broadcast on Sunday and Wednesday.

      The Second Channel is the most-watched television station in Israel. The popularity of the channel has provided the impetus for advertisers and advertising agencies alike to take advantage of the opportunities that the medium offers. In 1998, 30% of all Israeli advertising budgets were allocated for television. Substantially all of Tel-Ad's revenues are derived from the sale of advertising air time. Tel-Ad's broadcast license permits Tel-Ad to allocate up to 10% of its daily 20-hour broadcast time to commercials.

      Tel-Ad broadcasts a varied program schedule, with approximately half of the programs produced in Israel and half of the programs acquired from outside of Israel, including top-rated feature films and internationally popular television series. The programs span a wide range of genres and formats, including entertainment, drama and current affairs. Tel-Ad programs that achieved particular success with the viewing audience included the investigative reporting magazine "Fact", the humor and satire program "Harzufim", the long-running drama series "Ramat Aviv Gimmel", the critically acclaimed late night drama series "Florentene" and the popular television travel magazine "World Travel".

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

      o Tambour Ecology Ltd., a company in which Tambour has a 66% ownership interest, produces and markets water treatment facilities, chemicals, metal treatment chemicals and industrial sewage treatment systems. This division also includes Tambour's affiliate, Safety Kleen Israel Ltd., which provides environmental services for parts cleaning and solvent recycling, and Tambour's 72% owned subsidiary, SDL Technologies (SOL) Ltd., which treats and purifies industrial and municipal waste water and purifies water for drinking needs, using concentrated solar radiation.

      o Logistics Division, the service division which coordinates the purchase of raw materials, shipment of products, storage of materials at warehouses and the distribution of finished products to purchasing agents.

      In addition, Tambour's 82% owned subsidiary, Kedem Chemicals Ltd., has formed a joint venture with Diversey Lever, named Diversey Lever Israel Ltd., in which Kedem has a 49.9% interest, which distributes cleaning, disinfecting and maintenance products for the institutional and industrial markets.

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

Real Estate

      Property and Building Corporation Ltd. ("Property & Building"). Property & Building is one of the largest real estate holding companies in Israel. It is engaged, directly and through its subsidiaries and affiliates, in the initiation, development, construction and sale of residential and commercial buildings, the initiation, construction and rental of industrial parks and office and commercial buildings, the purchase and development of land, and the furnishing of financial services, property management and property maintenance. Property & Building is also a substantial shareholder in companies engaged in the citrus industry in Israel. These companies accounted for approximately 31% of Israel's total citrus exports in 1998.

      In the development of residential housing, it is Property & Building's policy to develop and construct large, high quality apartment building projects and sell the apartments principally to upper income purchasers; such projects generally include recreational and commercial facilities. Property & Building owns land in Tel Aviv, Jerusalem, Ramat Gan, Petach Tikvah, Haifa and Herzliya on which it can build approximately 4,200 apartments, of which 540 apartments are currently in various stages of development and construction, including 200 apartments which have been sold.

      Property & Building owns and rents to tenants approximately 472,000 square meters of commercial floor space located mainly in prime areas. The occupancy rate for Property & Building's rental properties is approximately 91%. Subsidiaries of Property & Building constructed industrial and office buildings in 1998 having 51,750 square meters of rental space and 28,150 square meters for car parking and basement areas. Such companies are currently constructing commercial, office and industrial buildings having 38,300 square meters of rental space and 38,700 square meters for car parking and basement areas in Tel Aviv, Herzliya, Petach Tikvah, Rechovot and Netanya.

      A subsidiary of Property & Building owns interests in modern sports complexes in Israel and another subsidiary engages in the installation of central heating and air conditioning systems.

      The stock of Property & Building and the stock of five of its subsidiaries and affiliates are traded on the TASE.

Retail, Shipping and Other

      Super-Sol Ltd. ("Super-Sol"). Super-Sol is one of Israel's largest supermarket chains, accounting for an estimated 39% of total sales by supermarket chains and an estimated 15% of total retail sales of items typically sold in supermarkets. Super-Sol believes it has maintained its leadership position as a result of its (i) well stocked and well managed stores,
(ii) marketing innovations, (iii) product variety, (iv) store remodeling and renovation program, (v) superior sites and (vi) flexibility in responding to changing Israeli consumer food-shopping preferences.

      As of February 28, 1999, Super-Sol had 128 stores, which sell food and consumer items such as household goods and textiles. Its chain includes 43 neighborhood Super-Sol stores, located in upscale, residential urban areas, which cater primarily to high and middle income families with emphasis on a wide variety of high quality food products and services; 30 large regional Hypercol stores, located primarily in shopping malls, commercial centers and on commercial thoroughfares and serving predominately high and middle income families with both food and other products; 45 Hypernetto stores which sell a variety of goods at higher discounts and appeal to price-conscious customers; four discount Birkat Rachel stores offering specially certified Kosher products which cater to religious shoppers; three membership warehouse-club Universe Club stores offering food and a wide variety of non-food items at discount prices; and three Cosmos mega-stores of approximately 8,000 square meters that feature larger selections, specialty departments and significant space devoted to non-food items.

      Super-Sol also operates a central computerized ordering center which caters to customers in major metropolitan areas desiring to place orders by toll free telephone, Internet and facsimile.

      Super-Sol's supermarket sales in Israel accounted for 97% of its total revenues during 1998. In addition to its Israeli supermarket business, Super-Sol provides consulting and purchasing services and supplies products to operators of convenience stores, independent supermarkets and small supermarkets.

      In 1998, Super-Sol sold at a gain its interests in Super-Kozert, its Hungarian supermarket chain, and in "Ace/Kne Uvne", a chain of "do it-yourself" stores in Israel. During the second quarter of 1998, Super-Sol began operating a new logistics center in Rishon Lezion, which will allow Super-Sol to increase self-distribution and to improve efficiency.

      Super-Sol also holds equity interests in three shopping malls and three commercial centers and in one commercial center and one shopping mall currently under construction.

      Super-Sol's ordinary shares are traded on the TASE.

      Super-Sol's American Depositary Shares ("ADSs"), each ADS representing five ordinary shares, are listed for trading on the New York Stock Exchange under the trading symbol "SAE".

      El-Yam Ships Ltd. ("El-Yam") and Financial Holdings El-Yam (Hamigdal) Ltd. ("FHEY"). El-Yam is engaged, through subsidiaries, in worldwide ocean transportation of bulk cargoes, such as grain, coal and iron ore. El-Yam has been engaged in the worldwide shipping business for over 45 years.

      International shipping rates for bulk cargoes are subject to wide fluctuation. The recession in the Far East has adversely affected the bulk transportation market and, as a result, El-Yam has reduced its bulk shipping operations.

      El-Yam's major asset is its nonvoting preferred stock of FHEY, which represents substantially all of the equity in FHEY. FHEY in turn owns approximately 37.3% of IDB Holding. IDB Holding owns through IDB Development and Discount Investment approximately 81.35% of the PEC's common stock. PEC owns approximately 10.1% of the voting shares of FHEY and Discount Investment owns approximately 14.3% of such voting shares.

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

      On October 23, 1998, following several days of negotiation in the Wye Plantation, Maryland, Israel and the Palestinian Authority signed an agreement (the "Wye Agreement") which provides for Israeli withdrawal from 13.1% of the West Bank in three stages and the cancellation of those articles in the Palestinian Covenant which call for the destruction of Israel. President Clinton and King Hussein of Jordan also signed the agreement. The agreement was ratified by the Israeli Government on November 11, 1998. On December 14, 1998, the Palestinian National Council voted to annul those articles in the Palestinian Covenant which call for Israel's destruction. Implementation of the Wye Agreement has been suspended because of disagreements between Israel and the Palestinian Authority concerning their respective compliance with the provisions of the Wye Agreement.

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

      In January 1999, the Knesset, Israel's parliament, voted to schedule elections for Prime Minister and all of the members of the Knesset on May 17, 1999. To date, one of the principal issues of the election campaign has been what actions, if any, Israel should take in order to advance the peace process.

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

Demographics

      Since 1989, Israel has been experiencing a new wave of immigration primarily from the former Soviet Union. Approximately 903,000 new immigrants arrived through the end of 1998, of which approximately 57,000 arrived in 1998, a decrease of 14% from 1997. The future level of immigration is largely dependent on the political stability of Russia and the other countries of the former Soviet Union.

      Although immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost competitive labor and by stimulating the economy's growth, the immigration has placed an increased strain on government services, short-term economic development and national resources. The Israeli Government has found it necessary to raise additional revenue and to dedicate substantial funds to support programs, including housing, education and job training, designed to assist in the absorption of the new immigrants. No prediction can be made as to the policies that will be adopted in the future or their effect on these or other government spending programs.

      While the decrease in the rate of immigration may relieve strain on government services, short-term economic development and national resources, such a decrease may also have a negative effect on those Affiliates whose revenues are derived mainly from the sale of products and services in Israel. These Affiliates include housing developers, such as Property & Building, manufacturers of supplies for the construction and housing industry, such as Tambour, Klil and Mul-T-Lock, and purveyors of food and other necessities, such as Super-Sol. No assessment can be made of the full impact of a significant change in the flow of immigration on the results of operations of these Affiliates or the other companies in which PEC has an interest.

      The State of Israel receives significant amounts of economic and military assistance from the United States, averaging approximately $3 billion annually over the last several years. In addition, in 1992, the United States agreed to provide Israel with supplemental assistance in the form of up to $10 billion of loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. Israel has used the funds it has borrowed in 1993-1998 to bolster its foreign exchange reserves and to fund increased investments, mainly in infrastructure. This $10 billion loan guarantee program has now ended. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. Israeli and American officials have discussed gradually ending the annual civilian aid package of $1.2 billion. If the grants for economic and military assistance are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.

The Economy

Overview

            Israel's economy, which has become increasingly integrated with the world economy in recent years, was affected in 1998 by the slower growth rate in world trade and the decrease in prices of tradeable goods, especially commodities. The slower growth rate in world trade depressed the rate of growth of Israel's exports while the drop in world prices for goods led to cheaper imports. Since prices of Israel's exports rose by two to three percent more than the costs of Israel's imports, Israel's balance of payments deficit fell for the second consecutive year. Reduced costs of imports helped lower production costs in Israel and decreased the inflation rate for most of the year.

            Total consumption of goods and services in Israel grew more slowly in 1998 than at the beginning of the decade. The growth rate in private consumption of goods and services, which accounted for over half of total uses of resources in Israel's economy, decreased in 1998 compared to 1997, reflecting the reduced effects of the mass immigration earlier in the decade that led to a boom in consumption. This reduced growth rate decreased Israel's overall economic growth rate in 1998. In addition, reduced investment in housing construction, arising from the success in earlier years of meeting the housing demands of immigrants, decreased the growth rate of Israel's economy.

            As a result of the slowdown in world trade and reduced immigration, Israel's gross domestic product (GDP) rose by only 1.9% in 1998 compared to 2.4% in 1997. Business sector GDP grew even less, 1.6% compared to 2.1% in 1997. The slower growth rate resulted in an increase in Israel's unemployment rate to an average of 8.6% in 1998 compared to an average of 7.8% in 1997 and 6.7% in 1996. Although Israel's Central Bureau of Statistics estimates that investment, industrial production and exports increased during the last two months of 1998, the unemployment rate for this two-month period was a relatively high 8.5%, representing 195,000 unemployed persons. While the sluggish growth in world trade lowered the rate of growth in Israel's economy and increased the unemployment rate, Israel was spared many of the adverse effects from this slowdown due to Israel's relatively small short-term national debt and the Bank of Israel's tight control over Israel's financial system (although such tight control has been criticized for lowering the economic growth rate).

            Until August 1998, Israel's consumer price index ("CPI") rose at an annual rate of 3.9%, bringing Israel's inflation rate close to the level of a majority of developed countries. However, the rapid devaluation of the New Israel Shekel ("NIS") during the last quarter of 1998 increased the inflation rate, which rose to 8.6% for all of 1998 compared to 7% for 1997. The shekel devalued by 17.6% against the dollar and by 20.4% against the currency basket during 1998. At the end of the year, the exchange rates of the dollar and currency basket to the shekel were NIS 4.16 and NIS 4.56, respectively.

            During the first seven months of 1998, the Bank of Israel, responding to a relatively low annual inflation rate of 3.9% and a 4% inflation target for 1999, decreased the interest rate it charges banks, reducing rates gradually from 13.4% to 9.5%. Following the approximately 10% decline in the exchange rate of the shekel against the dollar during October 1998 that resulted from the financial crisis in Russia, the Bank of Israel raised the interest rate it charges banks by 4% to 13.5%, where it remained until the end of the year.

            During 1998, progress was made towards streamlining the Israeli economy through privatization of government companies and further liberalization of foreign exchange controls. Except for restrictions on large investment organizations and foreign residents' futures transactions, all restrictions on foreign currency activity by Israelis and currency activity in Israel by foreign residents were removed at the end of April. In contrast to the past regulations, which prohibited all foreign currency transactions except for those expressly permitted, all foreign currency transactions are now permitted except for those that are expressly forbidden.

Balance of Payments and Foreign Trade

            The balance of payments current account deficit fell to $1.5 billion in 1998 compared with $3.1 billion in 1997 and $4.9 billion in 1996, primarily because Israel's exports rose at a higher rate than Israel's imports. However, the rate of growth of Israel's exports of goods and services slowed in 1998 compared to 1997, rising by 5.2% compared with 7.0% in 1997. The slower export growth rate resulted principally from reduced growth in world trade following the financial crises in Southeast Asia, Russia and South America, decreased revenue from tourism (which is regarded as an export) because of political tensions in the Persian Gulf region at the beginning of 1998, and continued decline in trade with the territories administered by the Palestinian Authority.

            The change in the mix of Israel's industrial exports continued in 1998. Exports by high technology industries, where Israel enjoys a relative advantage in terms of expertise and innovation, expanded rapidly while exports by the traditional industries, such as textiles, stagnated. The fastest growing export industry in 1998 was software, with foreign sales reaching a record $1.5 billion, a 50% increase compared to 1997. Overall industrial exports excluding diamonds increased by 7.2% in 1998 compared with 11.9% in 1997. Diamond exports dropped by 10.2% in 1998 due to the economic crises in many of the countries in Southeast Asia, which region is among the largest markets for Israel's diamond exports.

Investment

            Investment in fixed assets declined by 4.1% in 1998 following a decrease of 3% in 1997. Investment in fixed assets is composed of two major categories, housing construction and all other investment, including non-residential construction, capital investment goods and, since 1998, intangible assets, which consist mainly of computer software. Housing investment fell by 7.2% in 1998 primarily because of a decrease in demand following the fulfillment in recent years of the housing needs of immigrants who came to Israel earlier in the decade. Investment in all other fixed assets decreased by 0.7% in 1998. The inclusion of computer software in this investment category in 1998 reduced the overall decrease, because software investment increased at an average annual rate of 17% during the last three years. Imports of capital investment goods, an indicator of current and future investment trends in the economy, fell 1% during 1998, but imports increased in the second half of 1998 compared to the first half. In addition, infrastructure investment grew by 10.2% in 1998 compared to a decrease of 1.5% in 1997, a positive development for future economic growth.

The Labor Market

            The slower economic growth rate in 1998 was clearly evidenced in the labor market. Employment rose by 1.1% in 1998 compared to a 1.9% increase in 1997 and considerably higher increases in previous years. Since the size of the potential work force grew at the same rate in 1998 compared to 1997, the smaller increase in employment in 1998 compared to 1997 resulted in an increase in the unemployment rate for 1998 to an annual average rate of 8.6% from 7.8% in 1997. While public sector employment rose by 3% in 1998, business sector employment increased by only 0.2%. The number of persons employed in labor intensive traditional industries, such as textiles, decreased while employment in high technology industries or services increased. Average real wages in both the business sector and the public sector rose by 1.5%. Although employment of lower paid, less skilled workers in the business sector decreased during 1998, employment of more highly trained, higher paid employees in the high technology sector of the economy rose, explaining the increase in wages at a time of rising unemployment. The average monthly wage of an employee reached NIS 6,270 (approximately $1,510) in 1998.

            Despite the increase in the unemployment rate during 1998, the number of foreign workers in Israel did not decline, indicating that such workers have become integrated in the Israeli economy and terminating their employment is difficult. The large number of foreign workers reduces employment opportunities for Israelis and has serious sociological implications. In contrast to the situation at the beginning of the decade, when the unemployment rate increased because of an increase in the labor force resulting from mass immigration, the unemployment rate grew in 1998 because of a slower economic growth rate.

The Budget

            Israel's aggregate government budget deficit in 1998 was NIS 8.8 billion, 2.4% of GDP, which was the government's targeted level. The government met the target level primarily because the government had a larger than planned NIS 3.4 billion surplus arising from its activities abroad, principally interest on the Bank of Israel's foreign exchange reserves, which reached a record level of $22.7 billion at the end of 1998. Israel's domestic budget deficit, however, was NIS 12.2 billion, or 3.3% of GDP, compared with a targeted deficit of 2.2% of GDP. The increase in the budget deficit is attributable mainly to a decrease in government revenue.

            The government's domestic budget deficit was financed primarily from revenue of NIS 5.1 billion from the privatization of government businesses, NIS
3.4 billion surplus from the government's activities abroad and government borrowing of NIS 3.7 billion.

The Capital Market

            Stock trading during 1998 was heavily influenced by developments in world markets, and stock prices were highly volatile. During the year as a whole, the general share index of stocks listed on the Tel Aviv Stock Exchange (the "TASE") fell by 5.1% after rising by over 26% in 1997. From the beginning of the year until the middle of February, prices fell due to the political tension in the Persian Gulf region. From the middle of February until the end of May, share prices rose by 24%, accompanied by high trading volume and an active market for new stock issuances. The rise in share prices during this period was attributed to the increase in stock prices on markets in the United States and the decrease in the inflation rate to an annual rate of 1.8% for the first five months of the year. In June, the upward trend in the general share index was reversed and the index declined by 24% from the end of May through the end of October, fluctuating considerably during this period. The decline in the index resulted from the crises in foreign markets and, in particular, from the decrease in stock prices in the United States. Stock prices were also adversely affected by the 15% increase in the exchange rate of the U.S. dollar to the shekel from July until the end of the year, which resulted in an increase in the inflation rate during the last third of 1998. From October through year end, the general share index rose by 16%. For all of 1998, all share indexes fell, the index of the 25 largest companies traded on the TASE (the "Maof Index") declined by 6.6%, the index of the 100 most heavily traded stocks decreased by 5.1% and the Yeter index of all other shares and convertible securities fell by 4.8%.

            In real terms, CPI-indexed bonds fell by 1.5% in 1998, unlinked bonds rose by 1.7% and dollar-linked bonds went up by 12.4% (3.4% in dollar terms). As a result of increased volatility in the stock market and the concentration of trading in shares of larger corporations, trading volume in options on the Maof Index increased by 30% in 1998 compared to 1997. The market value of equity securities listed on the TASE, including convertible securities, at the end of 1998 was NIS 169 billion, 7.3% more than the NIS 157.5 billion value of the bond market at year end.

            The government raised NIS 4.4 billion in 1998 from the sale of its holdings in corporations and banks in public offerings of shares on the TASE, 50% more than the amount raised in 1997. Israel's holding in Israel Chemicals was sold for NIS 1.3 billion in the largest stock issuance of 1998. In addition, the government raised NIS 800 million from the sale of shares of Bank Mizrahi, NIS 630 million from the sale of shares of Bank Leumi, NIS 430 million from the sale of shares of Bank Hapoalim and NIS 500 million from the sale in a public offering of shares of Bezeq. The government also received NIS 710 million from the exercise of options issued in the past on shares owned by the government in Bank Leumi, Bank Hapoalim and Bank Mizrahi.

Item 2. PROPERTIES
------- ----------

            None.

Item 3. LEGAL PROCEEDINGS
------- -----------------

            On December 11, 1998, two shareholders of PEC instituted a purported class action in the Supreme Court of New York State, County of New York, against PEC and its directors. In their complaint, the plaintiff shareholders allege that the defendants breached their fiduciary duties and engaged in self-dealing without regard to conflicts of interest in approving on the date the complaint was filed a proposed merger under which a wholly-owned subsidiary of IDB Development would merge into PEC and each shareholder of PEC other than IDB Development (which then owned 81.35% of PEC's common stock) would, as a result of the merger, receive $30 in cash for each of his shares of PEC common stock. The plaintiffs also assert that the $30 per share price is unfair and inadequate and is below the fair or inherent value of PEC's assets and PEC's future prospects.

            The plaintiffs seek, among other things, to prohibit the proposed merger and to be paid unspecified damages, attorneys' fees and other relief. To date, no motion to enjoin the proposed merger has been made.

            PEC believes that the allegations in the complaint are without merit, and PEC intends to contest the action vigorously. To date, none of the defendants has been required to answer, move, or otherwise respond to the complaint and no discovery has been taken.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

            None.

Executive Officers of the Registrant
------------------------------------

                                                  Date First
                                                  Elected to
Name                    Age     Position            Office
----                    ---     --------          ----------

Frank J. Klein(a)       56      President         Jan. 1995

James I. Edelson(b)     42      Executive         Feb. 1992
                                Vice President,
                                Secretary and
                                General Counsel

William Gold(c)         61      Treasurer         Feb. 1992

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

      (b)   Mr. Edelson is also U.S. Resident Secretary of IDB Holding.

      (c) Mr. Gold was Secretary and Assistant Treasurer of the Company from August 1970 to February 1992.

                                     PART II

Item  5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------     ----------------------------------------------------------------
            MATTERS
            -------

      (a) The range of high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for each of the fiscal quarters during the last two fiscal years are set forth below.

                    1997                 High                   Low
                    ----                 ----                   ---

            First Quarter              $21-1/2               $   17
            Second Quarter              25-1/8                   18
            Third Quarter               24-1/4                 18-3/4
            Fourth Quarter              22-3/8                 18-1/2

                    1998                 High                   Low
                    ----                 ----                   ---

            First Quarter              $23-1/8               $ 19-15/16
            Second Quarter              24-1/4                 21-11/16
            Third Quarter               26-1/2                 22-3/4
            Fourth Quarter                29                   23-5/8

      On March 26, 1999, the closing price of the Company's Common Stock on the New York Stock Exchange was $29-11/16 per share.

      (b) As of March 26, 1999, there were 2,245 shareholders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
------- ------------------------------------

      The following selected consolidated financial data for the years ended December 31, 1998, 1997 and 1996, and at December 31, 1998 and 1997, are derived from the audited consolidated financial statements of the Company set forth elsewhere in this Annual Report which have been audited in 1998 and 1997 by PricewaterhouseCoopers LLP and Haft & Gluckman LLP, each independent public accountants, and in 1996 by Arthur Andersen LLP and Haft & Gluckman LLP, each independent public accountants, as indicated in their reports included elsewhere herein. The reports of PricewaterhouseCoopers LLP and Haft & Gluckman LLP on the 1998 and 1997 financial statements and the report of Arthur Andersen LLP and Haft & Gluckman LLP on the 1996 financial statements are based in part on the reports of other independent accountants whose reports also appear herein. The selected consolidated financial data for the years ended December 31, 1995 and 1994, and at December 31, 1996, 1995 and 1994, are derived from other audited consolidated financial statements of the Company not appearing in this Annual Report which have also been audited by Arthur Andersen LLP and Haft & Gluckman LLP.


                                                  1998               1997                 1996            1995                1994
                                                  ----               ----                 ----            ----                ----
                                              (In thousands of dollars except for per share amounts which are in dollars and except for the number of shares which are in thousands of shares.)
Income from:
   Equity in net income of
   Affiliated Companies                           $16,446          $ 48,538           $23,438           $23,720           $25,338

Total Revenue                                      45,258            88,630            44,535            42,065            40,798

Net Income*                                        20,042            54,503            28,213            25,242            32,566

Net Income per Common Share*
        Basic                                        1.09              2.95              1.51              1.35              1.73
        Diluted                                      1.05              2.92              1.49              1.34              1.72

Weighted Average Number of
Outstanding Common Shares                          18,362            18,472            18,714            18,759            18,759

Total Assets                                      466,929           461,104           407,703           392,967           383,691

Total Liabilities                                  61,704            44,979            33,827            35,680            42,223

Shareholders' Equity                              405,225           416,125           373,876           357,287           341,468

Common Shareholders' Equity
per Common Share                                    22.07             22.66             20.20             19.05             18.20

Number of Outstanding Common
Shares at the End of Each Year                     18,362            18,362            18,508            18,759            18,759


*Net income for 1994 is after the cumulative effect of a change in accounting for marketable securities of $2,472,879 or $.13 per share of Common Stock. Net income is after loss from discontinued operations of General Engineers Limited, net of income taxes, of $380,000 for 1995 ($.02 per share) and $104,000 for 1994 ($.01 per share).

No dividends were paid during the last five years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1998
      Compared to Year Ended December 31, 1997

      Consolidated net income for 1998 was $20.0 million compared with $54.5 million for 1997. The decrease in net income reflected declines of $32.1 million in equity in net income of Affiliated Companies, $4.7 million in net gain on sales, and change in market value, of trading securities, $3.4 million in net gain on issuance of shares by Affiliated Companies, and $3.6 million in other income. The decrease also reflected increases of $1.3 million in general and administrative expenses, attributable principally to expenses related to the proposed acquisition by Discount Investment (the owner of 81.35% of PEC's common stock) of the shares of PEC common stock owned by PEC's public shareholders and of $1.1 million in interest expense due to PEC's borrowing of $20 million in February 1998 compared with no debt outstanding in 1997. The net decrease attributable to the foregoing items was partially offset by a decrease of $12.1 million in the provision for income taxes.

      Equity in net income of Affiliated Companies for 1998 was $16.4 million compared with $48.5 million for 1997. The decrease in net income of Affiliated Companies for 1998 reflected PEC's share of net losses in respect of some of its Affiliated Companies, particularly Scitex, which recorded a loss of $110.8 million resulting from $76.5 million of costs related to the disposal of its digital video business and its write-off of $44 million of in-process research and development costs in connection with its acquisition of Idanit Technologies Ltd. (PEC's share was a loss of $7.6 million compared with a loss of $234,000 for 1997), Gilat Satellite, which reported a loss of $81.6 million arising from one-time charges of $106.4 million relating to Gilat Satellite's acquisition of GE Capital Spacenet Services, Inc. ("Spacenet") (PEC's share was a loss of $5.5 million compared with income of $1.1 million for 1997), DIC and PEC Cable TV Ltd., the company that holds PEC's interest in Tevel, which is amortizing good will associated with its acquisition of Gvanim Cable Television Ltd. for approximately $235 million (substantially all of which was borrowed) and is incurring higher interest expenses because of the debt incurred in making such acquisition (PEC's share was a loss of $1.7 million compared with income of $4.6 million for 1997), Mondex Israel Ltd. (provider of an electronic smart card in Israel), which had start-up operating losses and with respect to which PEC took write-offs (PEC's share was a loss of $4.2 million compared with a loss of $859,000 for 1997), Mul-T-Lock, which incurred operating losses (PEC's share was a loss of $335,000 compared with income of $961,000 for 1997), and Tradanet Electronic Commerce Services Limited (provider of electronic commerce services in Israel), which had start-up operating losses (PEC's share was a loss of $1.1 million compared with no income in 1997). In addition, PEC had reduced net income in respect of certain other Affiliated Companies, especially El-Yam (PEC's share was $400,000 compared with $2.8 million for 1997), Tambour (PEC's share was $5.0 million compared with $7.1 million for 1997) and Cellcom (PEC's share was $9.5 million compared with $11.3 million for 1997). This decrease was partially offset by PEC's increased net income in respect of other Affiliated Companies, especially Property & Building, which realized a gain on the sale of a building in the fourth quarter of 1998 (PEC's share was $14.1 million compared with $9.0 million for 1997).

      PEC realized a net gain of $7.0 million on issuance of shares by Affiliated Companies for 1998 compared with a net gain of $10.4 million for 1997. PEC realized a net gain of $7.2 million on the issuance of 5 million shares of Gilat Satellite in connection with Gilat Satellite's acquisition of Spacenet, which was partially offset by a net loss of $200,000 on the exercise of stock options held by employees of Affiliated Companies. PEC realized net gains of $4.9 million on the sale of ordinary shares of Tefron Ltd. in September 1997 in an initial public offering in the United States, $4.4 million on the sale by Super-Sol of American Depositary Shares representing ordinary shares of Super-Sol in a public offering in October 1997 in the United States and $1.0 million on the sale of ordinary shares by Gilat Communications Ltd. in December 1997 in an initial public offering in the United States.

      PEC realized a net gain on sales of investments in Affiliated Companies of $8.1 million for 1998 compared with $8.3 million for 1997. During 1998, PEC realized net gains of $7.4 million and $700,000 from the sale of 30.1% of Caniel-Israel Can Company Ltd. and 13.2% of Lego Irrigation Ltd., respectively, constituting PEC's entire ownership interests in such corporations. During 1997, PEC realized net gains of $4.1 million, $2.9 million, $2.8 million and $2.7 million on sales of 2.6% of Tefron Ltd., 4.0% of VocalTec Ltd. (constituting PEC's entire ownership interest in VocalTec), 1.4% of Super-Sol and 1.9% of Nice, respectively, and net losses of $2.6 million, $557,000 and $541,000 relating to PEC's sale of its ownership interests in RTS Telecommunications Services Ltd., Tius Elcon Ltd. and Bulk Trading Corporation, respectively, and a net loss of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel Ltd.

      PEC's other income was $249,000 for 1998 compared with $3.8 million for 1997. This decline primarily resulted from reduced income from partnerships in which PEC is a partner, particularly Gemini Israel Fund L.P., Renaissance Fund LDC, and a partnership that invests and trades in debt and equity securities, and receipt of less management fees.

      As described in Note 5 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 (the "1998 Notes"), PEC provides deferred income taxes on undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not more than 50% owned by the IDB Group and in which the IDB Group does not otherwise have effective control. The Company does not provide deferred income taxes with respect to undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control and for which such amounts are currently expected to be permanently reinvested (the "Majority-Owned Affiliated Companies"). PEC's provision for 1998 decreased to $9.4 million from $21.5 million for 1997, principally because PEC's income before income taxes decreased to $29.5 million for 1998 from $76.0 million for 1997. PEC's provision for income taxes for 1998 increased as a proportion of income before income taxes compared with 1997 because of a decrease in the proportion of income from Majority- Owned Affiliated Companies.

      PEC's comprehensive loss was $12.2 million for 1998 compared with comprehensive income of $45.2 million for 1997. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $26.8 million for 1998 compared with a reduction of $14.6 million for 1997. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 17.6% and 8.8% for 1998 and 1997, respectively. PEC's comprehensive income was reduced by $5.5 million for 1998 as a result of PEC's unrealized losses on its available-for-sale marketable securities portfolio, net of tax benefit (principally arising from a decline in the price of NICE Systems Ltd.), compared with an increase in comprehensive income of $5.3 million for 1997 due to PEC's unrealized gain on this portfolio, net of taxes.

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

      Equity in net income of Affiliated Companies for 1997 rose to $48.5 million, up from $23.4 million for 1996. The increase reflected increased net income in respect of certain Affiliated Companies, primarily Cellcom (of which PEC's share was $11.3 million compared to a loss of $3.5 million for 1996), Elron and Liraz Systems Ltd. and reduced operating losses at Scitex (of which PEC's share was $234,000 compared to a loss of $11.7 million in 1996). This increase was partially offset by PEC's reduced net income in respect of some of its other Affiliated Companies, particularly Tambour and Super-Sol (substantially arising from a change in accounting relating to a financing transaction) and net losses in respect of DEP Technology Holdings Ltd. (the company through which PEC holds its ownership interest in RDC-Rafael Development Corporation Ltd.) and Soreq Development Center (S.D.C.) Ltd. (arising from a write-off of acquired in-process research and development because Soreq is a developmental stage company).

      PEC realized a net gain on issuance of shares by Affiliated Companies of $10.4 million for 1997 compared to $849,000 for 1996. During 1997, PEC realized net gains of $4.9 million and $1.0 million on the sale of ordinary shares by Tefron and Gilat Communications, respectively, in initial public offerings and a net gain of $4.4 million on the sale by Super-Sol of American Depositary Shares representing ordinary shares of Super-Sol in a public offering. During 1996, PEC realized net gains of $745,000 and $470,000 from public offerings in the United States of American Depositary Shares by Nice and ordinary shares of LOGAL Educational Software and Systems Ltd., respectively. These net gains were partially offset by a net loss of $405,000 on the issuance of shares by Gilat Satellite in connection with Gilat Satellite's acquisition of Skydata, Inc. in December 1996 through an exchange of all the outstanding equity of Skydata for ordinary shares of Gilat Satellite.

      PEC realized a net gain on sales of investments in Affiliated Companies of $8.3 million for 1997, up from $2.5 million for 1996. During 1997, PEC realized net gains of $4.1 million, $2.9 million, $2.8 million and $2.7 million on sales of 2.6% of Tefron, 4.0% of VocalTec, 1.4% of Super-Sol and 1.9% of Nice, respectively, and net losses of $2.6 million, $557,000 and $541,000 relating to PEC's sale of its ownership interests in RTS Telecommunications Services Ltd., Tius Elcon Ltd. and Bulk Trading Corporation, respectively, and a net loss of $662,000 relating to the expiration of PEC's warrants to purchase shares of Isrotel.

During 1996, PEC realized net gains of $1.8 million, $1.7 million and $210,000 on the sales of 1.6% of Nice, 1.2% of Super-Sol and 1.4% of VocalTec, respectively, and a net loss of $1.2 million relating to PEC's sale of its ownership interest in Bulk Trading.

      PEC's other income increased to $3.8 million for 1997 compared to $3.0 million for 1996 primarily because of increased income from partnerships in which PEC is a partner, particularly Gemini Israel Fund L.P., and increased management fees.

      PEC's provision for income taxes for 1997 rose to $21.5 million from $4.8 million for 1996 principally because of increased income and a decrease in the proportion of income from undistributed earnings of Majority-Owned Affiliated Companies.

      PEC's comprehensive income was $45.2 million for 1997 compared with comprehensive income of $20.8 million for 1996. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $14.6 million for 1997 compared with a reduction of $6.2 million for 1996. The exchange rate of the New Israel Shekel declined against the U.S. dollar approximately 8.8% and 3.7% for 1997 and 1996, respectively. PEC's comprehensive income was increased by $5.3 million for 1997 as a result of PEC's unrealized income on its available for sale marketable securities portfolio, net of taxes, compared with a decrease in comprehensive income of $1.3 million for 1996 due to PEC's unrealized losses on this portfolio, net of taxes.

READINESS FOR YEAR 2000
------------------------

      The Year 2000 compliance issues concern the ability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cease to function.

      PEC and its Affiliated Companies utilize a number of computerized information systems in conjunction with their operations. PEC has taken actions to understand the nature of any work required to make its and its Affiliated Companies' systems and infrastructure Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been material to PEC's financial position or results of operations. Although it is not possible to be certain that all issues of becoming Year 2000 compliant for the customers, suppliers or other third parties who have business relations with PEC and PEC's Affiliated Companies will be fully resolved, and, accordingly, PEC may be affected by such issues, either directly or through its Affiliated Companies, PEC believes that the financial impact of becoming Year 2000 compliant will not be material to PEC's financial position or results of operations in any given year.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

      As of December 31, 1998, PEC's liquid assets (consisting of cash and money market funds) totaled approximately $22.0 million. As discussed in Note 7 to the 1998 Notes, as of the end of 1998 PEC had commitments extending over the next several years to make capital contributions or loans of up to approximately $10.6 million to existing Affiliated Companies. For the year ended December 31, 1998, PEC received cash dividends and interest totaling $29.4 million (including $25.9 million of dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded the amount needed to pay PEC's general and administrative expenses.

      During 1998, PEC generated a total $79.1 million of liquid funds, of which $33.3 million was realized from the sale of marketable securities of U.S. companies, $25.7 million was realized from the sale of shares of Affiliated Companies (Caniel- Israel Can Company Ltd. - $23.1 million and Lego Irrigation Ltd. - $2.6 million), $16.5 million was realized from distributions from a fund and partnerships, and $3.6 million was generated from the collection of capital notes and bonds.

      During 1998, PEC borrowed $20.0 million from a bank. The loan is unsecured and bears interest at the rate of LIBOR plus 0.74% payable semi-annually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009.

      During 1998, PEC purchased equity and debt securities of, and contributed capital to, new and existing Affiliated Companies and other Israeli and United States corporations for approximately $88.6 million. The new Affiliated Companies in which PEC purchased securities in 1998 and PEC's purchase price for such securities consisted primarily of NewCheck Corporation (developer of self-service automatic checkout counters for use by customers in supermarkets - 6.5% ownership interest) - $2.5 million, KenTech Ventures Ltd. (developmental stage software and data communications - 9.15% ownership interest) - $1.5 million, Global Village Telecom Inc. (provider of telecommunications services to remote areas - 5.7% ownership interest) - $2.5 million, of which $1.0 million was deferred, Aviv Giladi Productions Ltd. (a corporation that represents actors and artists and produces programs and commercials for television - 12.5% ownership interest) - $1.3 million, and H.T.C. Ltd. (developer, producer and marketer of components for ultra-high purity gas delivery systems for the semiconductor industry - 4.85% ownership interest)- $1.3 million. Discount Investment acquired similar ownership interests in the foregoing companies on the same terms as PEC. The existing Affiliated Companies in which PEC purchased securities in 1998 and PEC's purchase price for such securities consisted primarily of Super-Sol - $43.7 million, Nice - $9.2 million, Property and Building - $9.0 million, Cellcom - $2.9 million (shareholder loans), Liraz - $2.6 million, Elron
- $2.3 million, Mondex - $1.8 million, Gemini Israel Fund - $1.5 million and Soreq - $1.0 million. During 1998, PEC purchased marketable securities of U.S. companies for approximately $9.1 million.

SUBSEQUENT EVENTS
-----------------

      On February 8, 1999, Gilat Satellite concluded a secondary public offering of its ordinary shares under which a wholly-owned subsidiary of Discount Investment sold 500,000 ordinary shares of Gilat Satellite. As a result of the public offering, PEC recorded an estimated $5.9 million gain on issuance of shares by an Affiliated Company in the first quarter of 1999. In consideration of PEC not selling ordinary shares of Gilat Satellite in the offering, the subsidiary granted PEC the right to sell up to 250,000 ordinary shares of Gilat Satellite to the subsidiary at a price of $54.72 per share plus interest from February 8, 1999 to the date of sale, such right being exercisable from May 9, 1999 to August 7, 1999.

      In connection with the purchase by PEC Israel Finance Corporation Ltd. ("PECFC") of shares of United Pan-Europe Communications N.V. on February 17, 1999, PECFC borrowed $24.0 million to finance the purchase. The loan bears interest at an annual rate of 5.75%, payable at maturity on May 17, 1999. The loan is unsecured but the bank, in its discretion, may request that PECFC provide security for the loan. PEC has guaranteed the obligations of PECFC with respect to the loan.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

                        This item commences on the following page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

                        None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PEC Israel Economic Corporation:

We have audited the accompanying consolidated balance sheets of PEC Israel Economic Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect assets and revenues of 15% and 40%, respectively, of the consolidated totals as of and for the year ended December 31, 1998 and of 23% and 29%, respectively, of the consolidated totals as of and for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PEC Israel Economic Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


HAFT & GLUCKMAN LLP                                   PRICEWATERHOUSECOOPERS LLP

New York, New York
March 29, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PEC Israel Economic Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of PEC Israel Economic Corporation (a Maine corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Affiliated Companies of the Company, which statements reflect equity in net income of $19.1 million of the consolidated total for the year ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PEC Israel Economic Corporation and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


HAFT & GLUCKMAN LLP                             ARTHUR ANDERSEN LLP

New York, New York
March 31, 1997

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS - except share and per share amounts)

                                                    DECEMBER 31,
                                                    ------------
                                                  1998          1997
                                                ---------     ---------
ASSETS
Cash and cash equivalents (Note 2)              $  22,007     $   8,948

Investments (Notes 2 and 3)                       432,112       444,398

Assets of General Engineers
  Limited (Note 2)                                  7,950         5,274

Other assets                                        4,860         2,484
                                                ---------     ---------
     Total assets                               $ 466,929     $ 461,104
                                                =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Note payable (Note 4)                         $  20,000     $      --
  Liabilities of General Engineers
    Limited (Note 2)                                5,163         1,767
  Deferred income taxes (Notes 2 and 5)            28,487        38,451
  Other liabilities                                 8,054         4,761
                                                ---------     ---------
     Total liabilities                             61,704        44,979
                                                ---------     ---------

Commitments and contingencies (Notes 3 and 7)

Shareholders' equity (Notes 2 and 6):
  Common stock, $1.00 par value,
    40,000,000 shares authorized in
    1998 and in 1997, 31,952,180
    shares issued in 1998 and in
    1997 and 18,362,188 shares
    outstanding at 1998 and 1997                   31,952        31,952
  Class B preferred stock, no par value,
    544,514 shares authorized, none
    issued and outstanding                             --            --
  Additional paid-in capital                      104,616       103,282
  Accumulated comprehensive income                (65,952)      (33,676)
  Retained earnings                               354,976       334,934
                                                ---------     ---------
                                                  425,592       436,492
  Treasury stock, 13,589,992 shares at
   1998 and 1997                                  (20,367)      (20,367)
                                                ---------     ---------
     Total shareholders' equity                   405,225       416,125
                                                ---------     ---------
     Total liabilities and
       shareholders' equity                     $ 466,929     $ 461,104
                                                =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS - except per share amounts)

                                                Years Ended December 31,
                                          ------------------------------------
                                            1998           1997          1996
                                          -------        -------       -------
REVENUES:

  Interest and dividends                  $ 1,618        $ 1,255       $   964
  Equity in net income of
   Affiliated Companies
   (Notes 2 and 3)                         16,446         48,538        23,438
  Net gain on issuance of
   shares by Affiliated
   Companies                                6,938         10,360           849
  Revenues of General
   Engineers Limited (Note 2)               9,902          9,738         8,635
  Net gain on sales of
   investments in Affiliated
   Companies (Note 2)                       8,143          8,274         2,512
  Net gain on sales,
   and changes in market value,
   of trading securities(Note 2)            1,962          6,643         5,167
  Other                                       249          3,822         2,970
                                          -------        -------       -------
                                           45,258         88,630        44,535
                                          -------        -------       -------
EXPENSES:
  General and administrative                4,526          3,237         3,037
  Cost of sales and expenses
   of General Engineers
   Limited (Note 2)                        10,114          9,352         8,496
                                          -------        -------       -------
                                           14,640         12,589        11,533
                                          -------        -------       -------
Income before interest and
   income taxes                            30,618         76,041        33,002
Interest expense (Note 4)                   1,144             --            --
                                          -------        -------       -------
Income before income taxes                 29,474         76,041        33,002

Income taxes (Note 5)                       9,432         21,538         4,789
                                          -------        -------       -------

Net income                                $20,042        $54,503       $28,213
                                          =======        =======       =======

                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS - except per share amounts)

                                   (Continued)

                                              Years Ended December 31,
                                        -------------------------------------
                                          1998           1997          1996
                                        --------       --------      --------
Other comprehensive income:
 Unrealized (loss) gain on
 available-for-sale securities
  arising during year                   $ (5,487)      $  9,206      $ (1,288)
 Less: Reclassification
   adjustment for gains included
   in net income                              --         (3,874)           --
                                        --------       --------      --------

  Unrealized (loss) gain arising
   during year, net of tax
  (benefit) provision of $(2,953),
   $2,870, and $(693) for the
   year ended December
   31, 1998, 1997 and 1996,
   respectively                           (5,487)         5,332        (1,288)

  Translation adjustment, net
   of tax benefit of $ (14,424),
   $(7,877), and $(3,324) for the
   year ended December 31, 1998,
   1997 and 1996, respectively           (26,789)       (14,629)       (6,174)
                                        --------       --------      --------

Other comprehensive loss                 (32,276)        (9,297)       (7,462)
                                        --------       --------      --------

Comprehensive (loss) income             $(12,234)      $ 45,206      $ 20,751
                                        ========       ========      ========

  Earnings per common share
   - basic (Note 6)                     $   1.09       $   2.95      $   1.51
                                        ========       ========      ========

  Earnings per common share
   - diluted (Note 6)                   $   1.05       $   2.92      $   1.49
                                        ========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                          Accumulated
                                                                      Comprehensive Income
                                                                      --------------------

                                                                   Unrealized Gains
                                                                   (Losses) on
                                  Common Stock        Additional   Available-for    Cumulative
                               ------------------      Paid-in       - Sale        Translation    Retained    Treasury
                                Shares     Amount      Capital      Securities      Adjustment    Earnings     Stock        Total
                               -------     -------     --------     ----------      ----------    --------    --------    ---------
Balance
 January 1, 1996                18,758     $31,952     $103,228      $  3,226        $(20,143)    $252,218    $(13,194)   $ 357,287
Paid-in capital of
  Affiliated Companies              --          --           54            --              --           --          --           54
Unrealized holding
   losses  on available-for-
   sale equity securities,
   net of tax                       --          --           --        (1,288)             --           --          --       (1,288)
Cumulative translation
   adjustment                       --          --           --            --          (6,174)          --          --       (6,174)
Purchase of treasury
 stock (Note 6)                   (250)         --           --            --              --           --      (4,216)      (4,216)
Net income                          --          --           --            --              --       28,213          --       28,213
                               -------     -------     --------      --------        --------     --------    --------    ---------
Balance,
 December 31, 1996              18,508      31,952      103,282         1,938         (26,317)     280,431     (17,410)     373,876
Unrealized holding gains
   on available-for-
   sale equity securities,
   net of tax                       --          --           --         5,332              --           --          --        5,332
Cumulative translation
   adjustment                       --          --           --            --         (14,629)          --          --      (14,629)
Purchase of treasury
   stock (Note 6)                 (146)         --           --            --              --           --      (2,957)      (2,957)
Net income                          --          --           --            --              --       54,503          --       54,503
                               -------     -------     --------      --------        --------     --------    --------    ---------
Balance,
 December 31, 1997              18,362      31,952      103,282         7,270         (40,946)     334,934     (20,367)     416,125
Paid-in capital of
 Affiliated Companies               --          --        1,334            --              --           --          --        1,334
Unrealized holding
   losses on available-for-
   sale equity securities,
   net of tax                       --          --           --        (5,487)             --           --          --       (5,487)
Cumulative translation
   adjustment                       --          --                         --         (26,789)          --          --      (26,789)
Net income                          --          --           --            --              --       20,042          --       20,042
                               -------     -------     --------      --------        --------     --------    --------    ---------
Balance,
 December 31, 1998              18,362     $31,952     $104,616      $  1,783        $(67,735)    $354,976    $(20,367)   $ 405,225
                               =======     =======     ========      ========        ========     ========    ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                             Years Ended December 31,
                                         --------------------------------
                                           1998        1997        1996
                                         --------    --------    --------
Cash Flows From Operating
 Activities:
  Net income                             $ 20,042    $ 54,503    $ 28,213
  Adjustments to reconcile
   net income to net cash
   provided by operating
     activities -
       Changes in market value of
        trading securities                  6,913      (2,008)     (1,506)
       Purchase of trading
        securities                         (9,059)    (18,457)    (13,131)
       Proceeds from sale of
        trading securities                 33,264      12,906      17,602
       Equity in net income
        of Affiliated Companies           (16,446)    (48,538)    (23,438)
       Net gain on sales of
        investments in Affiliated
        Companies                          (8,143)     (8,274)     (2,512)
       Net gain on sales of
        trading securities                 (8,875)     (4,635)     (3,661)
       Loss (gain) on investment
         in partnerships                    1,145      (2,000)       (794)
       Income of consolidated
         subsidiaries                        (929)     (1,120)     (1,124)
       Net gain on issuance
        of shares by Affiliated
        Companies                          (6,938)    (10,360)       (849)
       Dividends from
        Affiliated Companies               25,872      24,068      12,459

Change in other assets and liabilities      1,383       2,791       2,232
Provision for deferred  income taxes       (2,344)      7,944      (1,537)
                                         --------    --------    --------

         Net cash provided by
           operating activities          $ 35,885    $  6,820    $ 11,954
                                         --------    --------    --------

                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (Continued)

                                                Years Ended December 31,
                                            --------------------------------
                                              1998        1997        1996
                                            --------    --------    --------
Cash Flows From Investing
 Activities:

  Collection of U.S. Government and State
   obligations                              $     --    $     --    $  3,015
  Purchases of notes receivable               (3,179)     (5,284)     (4,892)
  Collection of capital notes and loans
   receivable                                  3,618         412       1,349
  Proceeds from sales of equity interests     25,722      30,462       8,687
  Return of capital                           16,450         406          --
  Acquisitions of equity interests           (85,437)    (27,955)    (23,556)
                                            --------    --------    --------

      Net cash used in
        investing activities                 (42,826)     (1,959)    (15,397)
                                            --------    --------    --------

Cash Flows From Financing
 Activities:

  Proceeds from Bank loan                     20,000          --          --
  Purchases of treasury stock                     --      (2,957)     (4,216)
                                            --------    --------    --------

       Net cash provided by (used in)
        financing activities                  20,000      (2,957)     (4,216)
                                            --------    --------    --------

Net increase (decrease) in cash and cash
 equivalents                                  13,059       1,904      (7,659)

Cash and cash equivalents, beginning of
 year                                          8,948       7,044      14,703
                                            --------    --------    --------

Cash and cash equivalents,
 end of year                                $ 22,007    $  8,948    $  7,044
                                            ========    ========    ========

Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the
      year for income taxes                 $ 13,127    $ 12,231    $  5,905

    Cash paid during the
      year for interest                     $    959    $     --    $     --

The accompanying notes are an integral part of these consolidated financial statements.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

PEC Israel Economic Corporation and subsidiaries ("PEC" or the "Company") organizes, acquires equity interests in, finances and participates in the management of companies, predominantly companies which are located in the State of Israel or are Israel-related. As of December 31, 1998, the Company was a subsidiary of IDB Development Corporation Ltd. ("IDB Development"). Discount Investment Corporation Ltd. ("Discount Investment") is also a subsidiary of IDB Development. IDB Development is a subsidiary of IDB Holding Corporation Ltd. ("IDB Holding"). All of these companies are hereinafter referred to as the "IDB Group". For additional information, see Note 9(a).

The Company is a party to an Agreement and Plan of Merger, dated as of December 15, 1998 (the "Merger Agreement") by and among the Company, Discount Investment, as the assignee of IDB Development, and PEC Acquisition Corporation, a wholly-owned subsidiary of Discount Investment ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company with the Company as the surviving corporation and each outstanding share of common stock of the Company, except those shares owned by Discount Investment and its affiliates and those shares in respect of which appraisal rights have been perfected in accordance with Maine law, will be converted into the right to receive $30 in cash, without interest. As a result of the transaction described in Note 9(a), immediately following the merger, Discount Investment will own the entire equity interest in the Company. Completion of the merger requires the affirmative vote of at least a majority of all the outstanding shares of the Company to approve and adopt the Merger Agreement. The Company is preparing a proxy statement for a special meeting of shareholders which is expected to be held in May 1999.

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115,"Accounting For Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, marketable debt and equity securities, other than equity securities accounted for under the equity method, are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a component of accumulated comprehensive income. Debt securities classified as "held to maturity" are reported at amortized cost.

On an on-going basis, management reviews the carrying values of its investments to identify potential impairments in value.

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

Subsidiaries and Affiliated Companies whose functional currency is the NIS translate their financial information to the U.S. dollar based on exchange rates at year-end for assets and liabilities and at average exchange rates for revenues and expenses. Translation differences are reflected as a component of accumulated comprehensive income within shareholders' equity under the caption "cumulative translation adjustment". Upon disposition of an investment, the related cumulative translation adjustment balance is recognized in determining income or loss. If the NIS is devalued against the U.S. dollar in the future, such cumulative translation adjustments are likely to result in additional reductions of shareholders' equity.

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

Provision for Income Taxes

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management of the Company and its Affiliated Companies to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the evaluation of the carrying values of the Company's investments in early stage companies. Investments in early stage technology companies are characterized by risks associated with rapid technological changes, product obsolescence and the need for continuous development efforts.

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1998 presentation.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS

      Certain information about the Company's investments follows (in thousands):

                                                                December 31,
                                  ----------------------------------------------------------------------
                                                1998                                1997
                                  ---------------------------------   ----------------------------------
                                                            Quoted                             Quoted
                                  Percentage  Carrying      Market    Percentage  Carrying     Market
                                    Owned       Value        Value      Owned       Value      Value
                                  ----------  --------      ------    ----------  --------     ------
Affiliated Companies:
Super-Sol Ltd.(a)                    20%      $ 85,986     $104,626       13%     $ 47,501   $   79,840
Property and Building
     Corporation Ltd.
     (b)                             41         80,798      128,950       39        71,398      129,498
Elron Electronic
     Industries Ltd.
     (g)                             14         38,477       46,552       14        33,583       44,797
Tambour Ltd.(c)                      43         36,430       33,211       43        54,922       48,426
Cellcom Israel Ltd. (d)              13         29,582            *       13        23,628            *
El-Yam Ships Ltd.
  See Note 7(i)                      10         29,234            *       10        29,190            *
Scitex Corporation Ltd.
     (e)                              7         27,849       33,355        7        34,759       34,242
Klil Industries Ltd.
     (g)                             19         10,553        7,522       17        11,346        6,752
Gilat Satellite Networks
     Ltd. (f)                         5          9,145       41,174        7         7,497       21,380
Mul-T-Lock Ltd.(g)                   15          6,044        3,364       15         7,660        5,514
Gemini Israel Fund L.P.              16          5,691            *       11         4,346            *
Tefron Ltd. (g)(h)                    7          5,177        6,290        7         4,321       22,044
DIC and PEC Cable TV Ltd.(g)
  See Note 7(e)                      49          4,572            *       49         9,302            *
Renaissance Fund LDC                  4          4,004            *        4         5,217            *
Gilat Communications Ltd.
     (g)                             10          3,048        8,825       10         2,590        6,550
Maxima Air Separation
     Center Ltd. (g)                 12          2,300        1,822       12         2,258        2,047
Tel-Ad Jerusalem Studios
     Ltd. (g) See Note 7(f)          12          2,054            *       12         1,810            *
Caniel-Israel Can
     Company Ltd.(g)(h)              --             --           --       29        14,295       13,646
Other (g)                            --         11,598          (g)       --        11,021           (g)
                                              --------                            --------
                                              $392,542                            $376,644
                                              ========                            ========

* The equity securities of this entity are not publicly traded.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

                                              December 31,
                                          -------------------
                                            1998       1997
                                          --------   --------
                                          Carrying   Carrying
                                           Value       Value
                                          --------   --------

Investments at cost                       $ 20,317   $ 15,313
Investments in trading
  securities                                   125     33,363
Investments in available-
  for-sale securities                       19,128     19,078
                                          --------   --------
                                            39,570     67,754
                                          --------   --------

     Total                                $432,112   $444,398
                                          ========   ========

Information about certain Affiliated Companies follows:

(a) Super-Sol Ltd. ("Super-Sol") operates one of Israel's largest chains of supermarkets. Summarized financial information for Super-Sol follows (in thousands):

                                          December 31,
                              ------------------------------------
                                 1998         1997         1996
                              ----------   ----------   ----------
      Current assets          $  283,870   $  309,202   $  234,803
      Total assets               622,538      674,510      490,021
      Current liabilities        205,577      218,782      220,715
      Long-term liabilities       85,170      104,646        7,154
      Shareholders' equity       331,791      351,082      248,808
      Revenues                 1,280,856    1,291,358    1,027,474
      Earnings before taxes       59,094       54,895       57,735
      Net earnings                42,232       39,172       43,837

      In October 1997, Super-Sol raised approximately $90 million of capital through the sale of American Depositary Shares representing ordinary shares of Super-Sol in a public offering in the United States in which the Company realized a net gain on issuance of shares of $4.4 million. During 1997, the Company sold 1.4% of Super-Sol and realized a net gain of $2.8 million. As a result of the offering and the Company's sales, the Company's ownership interest in Super-Sol was reduced to approximately 13.5%.

      During 1998, the Company purchased an additional 6.7% of Super-Sol for $43.7 million.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

(b) Property and Building Corporation Ltd. ("Property and Building") is one of the largest real estate holding and development companies in Israel. Summarized financial information for Property and Building follows (in thousands):

                                              December 31,
                                   ------------------------------
                                     1998       1997       1996
                                   --------   --------   --------
       Current assets*             $ 88,852   $ 99,005   $ 72,518
       Total assets                 472,536    447,954    399,880
       Current liabilities           64,602     53,342     55,753
       Long-term liabilities        175,066    156,991    116,292
       Minority interest             52,287     60,048     56,794
       Shareholders' equity         178,498    175,123    168,376
       Income                       151,220    125,899    111,800
       Earnings before taxes on
           income                    55,308     40,066     40,136
       Net earnings                  36,663     24,535     24,309

      * Including building
        projects and inventories
        of apartments                33,216     30,091     21,075

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

      During 1998 and 1997, the Company purchased an additional 2.6% and 1.0% of Property and Building for $9.0 million and $3.3 million, respectively, increasing the Company's ownership interest to 41%.

(c) Tambour Ltd. ("Tambour") is Israel's largest paint manufacturer. Summarized financial information for Tambour follows (in thousands):

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

                                        December 31,
                               ------------------------------
                                 1998       1997       1996
                               --------   --------   --------
      Current assets           $ 94,166   $118,727   $121,471
      Total assets              138,516    173,658    184,867
      Current liabilities        42,873     32,966     29,895
      Long term liabilities      11,961      3,264      2,621
      Minority interest           7,841      9,489      9,509
      Shareholders' equity       84,763    127,940    142,840
      Revenue from sales        155,091    179,209    189,028
      Gross profit               58,477     66,206     65,914
      Income before taxes
       on income                 15,967     20,548     30,843
      Net income from
       continuing operations     11,839     15,073     21,531
      Net income                 11,497     16,756     22,702

      In 1998 and 1997, Tambour paid substantial dividends in excess of its current earnings, reducing shareholders' equity in each of these years. During 1998 and 1997, the Company received gross dividends of $16.4 million and $8.8 million, respectively, from Tambour.

(d) Cellcom Israel Ltd. ("Cellcom") operates one of Israel's three cellular telephone systems. Summarized financial information for Cellcom follows (in thousands):

                                              December 31,
                                   -----------------------------------
                                     1998         1997          1996
                                   --------    ---------     ---------

      Current assets               $159,661    $ 142,252     $  93,666
      Total assets                  643,992      614,873       419,028
      Current liabilities           255,374      225,286       316,938
      Long-term liabilities         362,208*     426,056*      222,033*
      Shareholders' equity
       (deficit)                     25,489      (36,469)     (119,947)
      Income from sales and
       services                     695,001      612,945       304,072
      Gross profit                  304,581      252,847        85,692
      Profit (loss) before taxes
       on income                     96,221       57,609       (42,387)
      Net profit (loss)              61,839       75,691       (42,387)

      *Includes loans from the Company of approximately $25 million, $27 million and $25 million for 1998, 1997 and 1996, respectively.

      Certain of Cellcom's current and long-term liabilities at December 31, 1998, aggregating $69 million and $226 million, respectively, and at December 31, 1997, aggregating $118 million and $202 million, respectively, are secured by pledges of all of Cellcom's assets.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

      In December 1998, Bezeq - The Israel Communication Corporation Ltd. ("Bezeq") as well as Cellcom and other operators in the Israeli communications industry, received a copy of a motion filed with the District Court in Tel-Aviv by one of Bezeq's subscribers to approve a lawsuit attached thereto as a class action pursuant to Israel's Consumers Protection Act on behalf of the Bezeq's subscribers for damages in the amount of approximately NIS 2 billion ($480.8 million) in respect of airtime charges collected by Bezeq and remitted to Cellcom for the use of some of the network services.

      Cellcom rejects such allegations and intends to vigorously contest this lawsuit. Cellcom's management, based on the opinion of its legal advisors, believes Cellcom has a strong defense against the claims of this lawsuit. At this stage, Cellcom's management and its legal advisors are unable to evaluate the outcome of this lawsuit and the effect thereof, in the event that it is approved as a class action. Therefore, no provision has been made in Cellcom's financial statements with respect thereto.

(e) Scitex Corporation Ltd. ("Scitex") is a world leader in visual information communication for the digital preprint and digital printing markets. Summarized financial information for Scitex follows (in thousands):

                                         December 31,
                              ---------------------------------
                                 1998        1997        1996
                              ---------    --------   ---------

      Current assets          $ 405,098    $488,992   $ 523,587
      Total assets              565,508     668,727     704,734
      Current liabilities       159,802     167,711     203,511
      Long-term liabilities       4,483         907         496
      Shareholders' equity      401,223     500,109     500,727
      Revenues                  640,311     675,677     695,048
      Gross profit              271,275     262,753     231,101
      Income (loss) before
       taxes on income          (17,164)      4,823    (180,132)
      Net income (loss)        (110,827)        582    (178,279)

      Scitex recognized a net loss of $110.8 million for 1998, of which $76.5 million was from discontinued operations and $44 million was from the write-off of in-process research and development costs in connection with an acquisition, compared with net income of $0.6 million for 1997, and a net loss of $178.3 million for 1996, of which $110 million was attributable to restructuring and other charges.

(f) Gilat Satellite Networks Ltd. ("Gilat Satellite") is a leading provider of products and services for satellite-based communications networks. Summarized financial information for Gilat Satellite follows (in thousands):

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

                                             December 31,
                                   --------------------------------
                                      1998        1997       1996
                                   ---------    --------   --------

      Current assets               $ 175,476    $112,840   $ 83,468
      Total assets                   409,886     211,960    112,201
      Current liabilities            111,785      27,759     21,836
      Total liabilities              189,516     103,622     22,443
      Shareholders' equity           220,370     108,338     89,758
      Sales                          155,335     103,690     74,126
      (Loss) income before taxes
        on income                    (80,644)     17,074      5,556
      Net (loss) income              (81,633)     16,944      5,472

      On December 31, 1998, Gilat Satellite acquired GE Capital Spacenet Services, Inc. ("Spacenet") in exchange for 5 million newly issued ordinary shares of Gilat Satellite. As a result of one-time charges of $106.4 million relating to Gilat Satellite's acquisition of Spacenet, Gilat Satellite recorded a net loss of $81.6 million for 1998. As a result of the issuance of the 5 million shares of Gilat Satellite in exchange for Spacenet, the Company recorded a gain on issuance of shares by Affiliated Companies of $7.2 million and the Company's ownership interest in Gilat Satellite was reduced from 6.8% to 4.6%.

      In February 1999, Gilat Satellite issued 4 million ordinary shares in a public offering in the United States. As a result of the public offering, the Company's ownership interest in Gilat Satellite decreased from 4.6% to 3.7% and the Company recorded an estimated $5.9 million gain on issuance of shares by an Affiliated Company in 1999.

(g) The following Affiliated Companies, which are not listed in the table above, are publicly traded and their shares are quoted on the Tel Aviv Stock Exchange and/or U.S. exchanges. The aggregate market value of the shares owned by the Company, based on the closing price on the principal market on which such shares are traded are as follows
      (in thousands):

                                                     December 31,
                                                     1998     1997
                                                    -------  -------

      Electronics Line (E.L.) Ltd.                  $ 1,070  $ 1,131
      Ham-Let (Israel-Canada) Ltd.                    2,661    3,964
      Lego Irrigation Ltd.                               --    2,478
      Lipman Electronic Engineering Ltd.                990    1,333
      Liraz Systems Ltd.                              7,787    9,090
      LOGAL Educational Software and Systems Ltd.       124      249

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

      The following summarized financial information represents an aggregation of the Company's percentage interests in the Affiliated Companies for which summarized financial information is not provided above (in thousands):

                                      December 31,
                             ------------------------------
                               1998       1997       1996
                             --------   --------   --------

      Current assets         $ 36,120   $ 51,140   $ 66,626
      Total assets            120,825    150,752    168,068
      Long-term debt           14,277     16,095     16,777
      Shareholders' equity     89,431    114,475    117,723
      Revenue                  61,995     83,021    130,410
      Net income               10,522     15,833     15,276

(h) Significant capital transactions during the three years ended December 31, 1998 that are not otherwise discussed herein are as follows:

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

      In December 1998, the Company sold its entire ownership interest in Caniel
      - Israel Can Company Ltd. ("Caniel") for a gain of approximately $7.4 million before income taxes.

(i) The Company's equity in the net income of Affiliated Companies by major lines of business was as follows (in thousands):

                                            December 31,
                                   ------------------------------
                                     1998       1997       1996
                                   --------    -------   --------
      Telecommunications and
        technology                 $ (6,462)   $19,073   $(10,193)
      Industry                        7,335     12,273     14,638
      Real estate                    13,815      8,972      9,119
      Retail, shipping and other      1,758      8,220      9,874
                                   --------    -------   --------
                                   $ 16,446    $48,538   $ 23,438
                                   ========    =======   ========

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS - cont'd

(j) Available-for-sale marketable securities are summarized as follows (in thousands):

      December 31, 1998

                        Gross Unrealized      Gross Unrealized     Unrealized
      Cost               Holding Gains         Holding Losses      Market Value
      ----               -------------         --------------      ------------

      $19,567           $2,192                $2,631               $19,128

      December 31, 1997

                        Gross Unrealized      Gross Unrealized     Unrealized
      Cost               Holding Gains         Holding Losses      Market Value
      ----               -------------         --------------      ------------

      $10,251           $9,093                $  266              $19,078

      Proceeds from sales of available-for-sale securities were approximately $9.4 million for the year ended December 31, 1997. In 1997, gross gains on the sale of available-for-sale securities amounted to approximately $2.9 million and gross losses amounted to approximately $664,000. There were no sales of available-for-sale securities in 1998 or 1996.

4.    NOTE PAYABLE

      In February 1998, the Company borrowed approximately $20 million from Israel Discount Bank Ltd. pursuant to a $26 million line of credit agreement. The line of credit agreement was unsecured and provided for the outstanding loan balance to bear interest at a rate of 0.5% over the one week London Interbank Offered Rate ("LIBOR") per annum.

      In May 1998, the Company refinanced this loan with a new loan agreement with Bank Hapoalim, N.A. The loan is unsecured and bears interest at an annual rate of LIBOR plus 0.74%, the sum of which approximated 5.85% as of December 31, 1998, payable semiannually. The loan is repayable in 11 consecutive semi-annual installments of $1.67 million each commencing on November 5, 2003 and a final installment consisting of the outstanding balance on May 5, 2009. The loan contains covenants, including the maintenance of a minimum net worth and a debt coverage ratio and restrictions on the grant of additional security interests in the Company's assets. As of December 31, 1998, the Company was in compliance with all of its financial covenants.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INCOME TAXES

      The U.S. and Foreign components of income before income taxes are as follows (in thousands):

                                    December 31,
                       ----------------------------------
                           1998         1997         1996
                       --------      -------      -------

      U.S              $ (2,674)     $ 5,491      $ 3,229
      Foreign            32,148       70,550       29,773

                       --------      -------      -------
                       $ 29,474      $76,041      $33,002
                       ========      =======      =======

      Income tax expense is comprised of the following components (in thousands):

                                   December 31,
                       ----------------------------------
                        1998          1997          1996
                       -------       -------      -------
      Current:
        U.S            $ 4,508       $ 9,161      $ 3,790
        Foreign          7,268         4,433        2,536
      Deferred          (2,344)        7,944       (1,537)

                       -------       -------      -------
                       $ 9,432       $21,538      $ 4,789
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

      A reconciliation of income tax expense as reflected in the accompanying statements with the statutory U.S. Federal income tax rate is as follows (in thousands):

                                                December 31,
                                       --------------------------------
                                         1998        1997        1996
                                       --------    --------    --------
      U.S. income taxes at statutory
        rate of 35%                    $ 10,316    $ 26,614    $ 11,551
      Deficit (excess) of taxes at
        statutory rate over taxes
        provided on equity in net
        income of, and net gain on
        issuance of shares by,
        Affiliated Companies                335      (5,173)     (6,805)
      Excess foreign tax credits
        realized and other               (1,219)         97          43

                                       --------    --------    --------
                                       $  9,432    $ 21,538    $  4,789
                                       ========    ========    ========

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - cont'd

      Assets (liabilities) for deferred income taxes are as follows:

                                             December 31,
                                         --------------------
                                           1998        1997
                                         --------    --------
      Foreign tax credit carryforwards   $  8,565    $  6,780
      Valuation allowance                  (8,565)     (6,780)
      Gross deferred tax liabilities      (28,487)    (38,451)
                                         --------    --------
      Deferred income taxes              $(28,487)   $(38,451)
                                         ========    ========

      Deferred income taxes of approximately $8.3 million have not been accrued on the Company's temporary differences, totaling approximately $34.2 million, related to its investments in Affiliated Companies which are more than 50% owned by the IDB Group or in which the IDB Group otherwise has effective control and for which such amounts are currently expected to be permanently reinvested (the "Majority-Owned Affiliated Companies").

      Deferred income taxes relate to temporary differences with respect to the Company's share of undistributed earnings of, and gains on issuances of shares by, Affiliated Companies that are not the Majority-Owned Affiliated Companies and changes in the market value of marketable securities.

      At December 31, 1998, the Company had approximately $8.6 million of foreign tax credits that expire through 2003. Because the utilization of these foreign tax credits is considered unlikely, the Company has provided a full valuation allowance.

      The Company's foreign subsidiaries and the Affiliated Companies file separate tax returns and provide for taxes accordingly.

6.    SHAREHOLDERS' EQUITY

      In July 1996, the Company announced that it would purchase from time to time up to 500,000 shares of its common stock in the open market at its discretion, taking into account such factors as price and prevailing market conditions. During 1997 and 1996, the Company purchased 146,200 shares and 250,200 shares of its common stock for $3.0 million and $4.2 million, respectively. No shares were repurchased during 1998.

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

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY - cont'd

                                        For the Year Ended December 31,
                                       --------------------------------
                                         1998        1997        1996
                                       --------    --------    --------

      Net income available to common
       shareholders - basic            $ 20,042    $ 54,503    $ 28,213
                                       --------    --------    --------

      Effect of dilutive securities:
       Dilutive effect of PCEs
        issued by certain Affiliated
        Companies                          (687)       (563)       (272)
                                       --------    --------    --------

      Net income available to common
       shareholders - diluted          $ 19,355    $ 53,940    $ 27,941
                                       ========    ========    ========

      Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the year which was 18,362,188, 18,471,838, and 18,714,113 for 1998, 1997 and 1996,
      respectively. Weighted average number of common shares used in the computation of basic and diluted earnings per share is not affected by the assumed exercise of the PCEs issued by the Affiliated Companies and is therefore the same for both calculations.

7.    COMMITMENTS AND CONTINGENCIES

      (a) The Company has agreed to contribute up to $9.0 million over a 10 year period ending in 2003 to DEP Technology Holdings Ltd. ("DEP") of which the Company had contributed $7.3 million as of December 31, 1998 through the purchase of capital notes of DEP.

      (b) General Engineers Limited has a $2 million credit agreement with a bank. The Company has agreed with the bank that General Engineers Limited will remain a subsidiary of the Company as long as the credit agreement is in effect.

      (c) The Company has contracted with IDB Development for it to give certain advisory services to the Company in Israel, including advice as to financial, economic, accountancy, legal and tax matters, for an annual fee of $130,000. During each of 1998, 1997 and 1996, the Company incurred expenses of $130,000 for these services. For additional information, see Note 9 (a).

      (d) The Company and a wholly-owned subsidiary of Discount Investment are parties to an agreement under which, among other things, each party provides services to the other party and offers the other party equal participation in new business opportunities. In consideration for such services and offers, each party pays the other a fee of 2 1/2% of the equity or long-term debt invested by such paying party in business opportunities initiated or initially presented by the other party. In 1998, 1997 and 1996, the Company incurred fees of approximately $258,000, $501,000 and $133,750 under this agreement, respectively, and received fees of approximately $123,000 in 1998.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

      (e) Tevel Israel International Communications Ltd. ("Tevel"), which is 48.4% held by DIC and PEC Cable TV Ltd., was awarded cable television franchises in Israel in 1988. Under the terms of the franchises, the Company and Discount Investment are jointly committed to arrange for 51% of the financing required by Tevel to perform its franchise obligations. The Company has not arranged any financing for Tevel since October 1992 and does not presently anticipate being required to arrange any such financing in the near future.

      (f) Tel-Ad Jerusalem Studios Ltd. ("Tel-Ad") is one of the three companies awarded a franchise in 1993 by Israel's Second Authority for Television and Radio to operate Israel's second television station. The Company is obligated to provide up to $4 million of the financing required by Tel-Ad to fulfill its obligations under the franchise. The Company has not provided any financing to Tel-Ad since 1993.

      (g) In connection with the Company's investments in Gemini Israel II Limited Partnership ("Gemini II"), a venture capital limited partnership, the Company may be required to make capital contributions of up to $1.5 million to Gemini II. The Company has contributed approximately $600,000 to Gemini II through December 31, 1998 and contributed an additional $150,000 to Gemini II in January 1999.

      (h) The Company has agreed to contribute up to $4.2 million over a four year period ending in 2001 to Soreq Development Center (S.D.C.) Ltd. ("Soreq"), a developer of non-military commercial applications of nuclear technologies of Israel's Ministry of Defense. As of December 31, 1998, the Company contributed approximately $2.4 million and an additional $151,000 was contributed to Soreq in January 1999.

      (i) El-Yam Financial Holding (Hamigdal) Ltd. ("Hamigdal"), a corporation in which the Company owns a 10.1% interest and accounts for on the equity method, was named among the defendants in an action instituted in the Tel-Aviv District Court in Israel on August 5, 1997 against Discount Investment and 19 other defendants. The defendants also include IDB Holding. The plaintiff in the action alleges, among other things, that IDB Holding and Hamigdal (the owner of approximately 37.3% of IDB Holding), as indirect controlling shareholders of Discount Investment, breached various obligations under law allegedly applying to them, including provisions relating to fiduciary duty and norms of conduct of controlling shareholders, in connection with Discount Investment's sale on August 3, 1997 of all of Discount Investment's shares in Is.
            H. Ltd. (which is the controlling shareholder of Iscar Ltd.), Blades Technology International Inc. and Blades Technology Ltd. for total consideration valued at approximately $244 million. The plaintiff requested that the action be approved as a class action for all of Discount Investment's shareholders other than IDB Development, and that the court award all of the class members damages from the defendants of at least $142 million or, alternatively, (i) order the defendants other than Discount Investment to pay to Discount Investment damages of at least $471 million or (ii) cancel the sales. Hamigdal, IDB Holding and Discount Investment have each denied the allegations against it and each intends to vigorously defend itself. On March 25, 1998, the Tel Aviv District Court dismissed the plaintiff's motion to have the action approved as a class action. In May 1998, the plaintiff appealed to the Supreme

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

            Court of Israel the dismissal by the Tel Aviv District Court. At this time, Hamigdal is unable to determine what effect, if any, the action will have on its financial position and results of operations. Accordingly, the Company is unable to determine what effect, if any, the action will have on its financial position and results of operations.

      (j) The holder of a 50% ownership interest in Mondex Israel Ltd. ("Mondex") has the right to sell to the Company, which has a 25% ownership interest in Mondex, up to 25% of Mondex for a price equal to such holder's investment in Mondex plus interest at a rate equal to 5% above the increase in Israel's Consumer Price Index. This right to sell to the Company expires on February 1, 2000. The holder has notified the Company of its intention to exercise its right to sell to the Company 12.5% of Mondex for a price of approximately $1.25 million. Completion of the sale is subject to receipt of the approval of certain Israeli government authorities. The holder continues to have the right to sell to the Company its remaining 12.5% of Mondex until February 1, 2000. The Company has made a provision of approximately $2.5 million in its 1998 financial statements for the purchase price of the entire 25% ownership interest in Mondex which it may be required to purchase.

      (k) In May 1998, the Company purchased a 5.7% ownership interest in Global Village Telecom Inc. ("Global Village"), a provider of remote telecommunications services and an affiliate of Gilat Satellite , for a purchase price of $2.5 million, of which the Company paid $1.4 million and is required to pay a balance of $1.1 million in October 1999.

      (l) On December 11, 1998, two shareholders of the Company instituted a purported class action in the Supreme Court of New York State, County of New York, against the Company and its directors. In their complaint, the plaintiff shareholders allege that the defendants breached their fiduciary duties and engaged in self-dealing without regard to conflicts of interest in approving, on the date the complaint was filed, a proposed merger under which a wholly owned subsidiary of IDB Development would merge into PEC and each shareholder of PEC other than IDB Development (which then owned 81.35% of PEC's common stock) would, as a result of the merger, receive $30 in cash for each of his shares of common stock of the Company. The plaintiffs also assert that the $30 per share price is unfair and inadequate and is below the fair or inherent value of the Company's assets and the Company's future prospects. The plaintiffs seek, among other things, to prohibit the proposed merger and to be paid unspecified damages, attorneys' fees and other relief. To date, no motion to enjoin the proposed merger has been made.

            The Company believes that the allegations in the complaint are without merit, and the Company intends to contest the action vigorously. To date, none of the defendants have been required to answer, move, or otherwise respond to the complaint and no discovery has been taken.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES - cont'd

      (m) In the ordinary course of the Company's business, the Company has entered into shareholder arrangements with Discount Investment and other shareholders of Affiliated Companies with respect to the voting and transfer of the Company's shares in such Affiliated Companies.

      (n) In addition to the lawsuits described elsewhere in these notes against some of the Affiliated Companies, other lawsuits have been filed against some of the Company's affiliates in the ordinary course of their business. Management of these affiliates believe that the results of these lawsuits would not have a material effect on such affiliates' financial statements. Accordingly, management of the Company believes that the results of these lawsuits would not have a material effect on the Company's financial statements.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107"), requires entities to disclose information about the estimated fair values of their financial instruments. FAS 107 does not apply to investments accounted for under the equity method (See Notes 2 and 3).

      Cash equivalents and non-marketable investments not accounted for on the equity method are reflected at cost, which approximates their fair values.

      The carrying value of the outstanding note payable at December 31, 1998 approximated its fair value since the note bears a variable market rate of interest.

      The commitments described in Note 7 are generally for the near term, and, accordingly, their contract value is considered their fair value.

9.    SUBSEQUENT EVENTS

      (a) On January 7, 1999, IDB Development transferred to Discount Investment all of IDB Development's shares of common stock of the Company in exchange for shares of Discount Investment. As a result of the transfer, Discount Investment acquired 81.35% of the Company's outstanding common stock.

            In connection with the transfer of shares of common stock of the Company from IDB Development to Discount Investment, IDB Development assigned to Discount Investment all of IDB Development's rights and obligations under the contract between IDB Development and the Company pursuant to which IDB Development provided certain advisory services to the Company in Israel.

      (b) In November 1998, in connection with a loan of $90 million arranged by the Company and Discount Investment to United Pan-Europe Communications N.V. ("UPC"), a corporation which owns and operates cable-based communications networks in Europe and, through Tevel Israel International Communications Ltd., in Israel, UPC granted the Company and Discount Investment an option exercisable, among other things, upon an initial public offering of shares of UPC, to acquire ordinary shares of UPC at a price equal to 90% of the initial public offering price. In January 1999, UPC notified the Company of a proposed initial public offering and on February 1, 1999, the Company and Discount Investment exercised their respective options.

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUBSEQUENT EVENTS - cont'd

            On February 17, 1999, UPC completed the sale of its ordinary shares in an initial public offering and PEC Israel Finance Corporation Ltd. ("PECFC"),a wholly-owned subsidiary of the Company, purchased approximately 0.63% of the outstanding ordinary shares of UPC for approximately $24.3 million. PECFC may not sell its shares of UPC for a 180-day period beginning February 17, 1999.

      (c) In connection with PECFC's purchase of shares of UPC, PECFC borrowed $24.0 million on a short-term basis to finance the purchase. The loan bears interest at an annual rate of 5.75%, payable at maturity on May 17, 1999. The loan is unsecured but the bank, in its discretion, may request that PECFC provide security for the loan. The Company has guaranteed the obligations of PECFC with respect to the loan.

10.   QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

      (in thousands, except per share data)

                                             Quarter Ended
                              ---------------------------------------------
      1998                     March 31   June 30  September 30  December 31
      ----                    --------   -------  ------------  -----------

      Revenues                 $19,152   $13,811     $ 4,509      $ 7,786
                               =======   =======     =======      =======

      Net income               $10,743   $ 7,184     $   443      $ 1,672
                               =======   =======     =======      =======

      Earnings per
        common share-basic     $  0.59   $  0.39     $  0.02      $  0.09
                               =======   =======     =======      =======

      Earnings per common
        share-diluted          $  0.57   $  0.36     $  0.01      $  0.06
                               =======   =======     =======      =======

                                             Quarter Ended
                              ---------------------------------------------
      1997                     March 31  June 30  September 30  December 31
      ----                    --------   -------  ------------  -----------

      Revenues                 $20,002   $19,675     $33,438      $15,515
                               =======   =======     =======      =======

      Net income               $12,973   $12,526     $22,600      $ 6,404
                               =======   =======     =======      =======

      Earnings per
        common share-basic     $  0.70   $  0.68     $  1.22      $  0.35
                               =======   =======     =======      =======

      Earnings per common
        share-diluted          $  0.69   $  0.67     $  1.21      $  0.35
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

      See Item 13 Below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See Item 13 Below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive proxy statement to be filed by the Company in connection with its 1999 Annual Meeting of Shareholders.


                                      III-1

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of PEC Israel Economic Corporation are filed in response to Item 8:

            Report of Independent Public Accountants.

            Consolidated Balance Sheets at December 31, 1998 and 1997.

            Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

            Notes to Consolidated Financial Statements.

(a)(2)(a) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

            Property and Building Corporation Limited and Subsidiaries:

                  Auditors' Report.

                  Balance Sheets as at December 31, 1998 and 1997.

                  Statements of Earnings for the years ended December 31, 1998, 1997 and 1996.

                  Statement of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to the Financial Statements.

(a)(2)(b) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

            Super-Sol Limited and Subsidiaries:

                  Independent Accountants' Report.

                  Consolidated Balance Sheets as at December 31, 1998 and 1997.

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to the Consolidated Financial Statements.

(a)(2)(c) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

            Tambour Limited and Subsidiaries:

                  Auditors' Report.

                  Consolidated Balance Sheets as at December 31, 1998 and 1997.

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Balance Sheets as at December 31, 1998 and 1997.

                  Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to the Financial Statements.

(a)(2)(d) Reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

                  For the year ended December 31, 1998:

                  Cellcom Israel Ltd.

                  DEP Technology Holdings Ltd.

                  DIC and PEC Cable TV Ltd.

                  Elron Electronic Industries Ltd.

                  Gemini Capital Fund Management Ltd.

                  Gemini Israel Fund L.P.

                  Gemini Israel II Limited Partnership

                  Ham-Let (Israel-Canada) Ltd.

                  Maxima Air Separation Center Ltd.

                  Mondex Israel Ltd.

                  PEC Israel Finance Corporation Ltd.

                  Property and Building Corporation Ltd.

                  Super-Sol Ltd.

                  Tefron Ltd.

                  Tel-Ad Jerusalem Studios Ltd.

                  Tradanet Electronic Commerce Services Ltd.

                  Witcom Ltd.

                  For the year ended December 31, 1997:

                  Bayside Land Corporation Ltd.
                  (report appears after the financial statements of Property and Building Corporation Ltd.)

                  Caniel-Israel Can Company Ltd.

                  Gilat Communications Ltd.

                  Gilat Satellite Networks Ltd.

                  Klil Industries Ltd.

                  Mul-T-Lock Ltd.

                  Naveh Building and Development Limited (report appears after the financial statements of Property and Building Corporation Ltd.)

                  Scitex Corporation Ltd.

(a)(2)(e) Schedules of PEC Israel Economic Corporation have been omitted since they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      The following exhibits are included in response to Item 14(c):

   (3)(i). Composite Articles of Incorporation of the Company, as amended, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

   (3)(ii). Composite By-Laws of the Company, as amended, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

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

10(i)(e).         Amendment to Exhibit 10(i)(d) dated as of December 25, 1996, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

10(i)(f).         Agreement dated July 1, 1995 between IDB Development
            Corporation Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10(i)(g).         Exchange Agreement dated as of January 4, 1994 among the
            Company, PEC Holdings Limited and IDB Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(i)(h).         Loan Agreement dated May 5, 1998 between Bank Hapoalim B.M.
            and the Company, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

10(i)(i).         General Debit Agreement dated February 11, 1999 between The
            First International Bank of Israel Ltd. and PEC Israel Finance Corporation Ltd.

10(i)(j).         Specific Guarantee dated February 17, 1999 made by the Company in favor of The First International Bank of Israel Ltd. ("FIBI") with respect to the obligations of PEC Israel Finance Corporation Ltd. to FIBI under the General Debit Agreement listed as Exhibit 10(i)(i), together with the Notice to Guarantor.

10(i)(k).         Agreement and Plan of Merger among IDB Development Corporation
            Ltd., PEC Acquisition Corporation and the Company dated as of December 15, 1998 included as Annex A to the Company's Preliminary Proxy Statement on Schedule 14A with respect to a special meeting of shareholders of the Company to be held in April 1999 and incorporated herein by reference.

10(i)(l).         Agreement dated January 28, 1999 between DIC Finance &
            Management Ltd. ("DICFM") and the Company relating to the Company's right to sell to DICFM up to 250,000 ordinary shares of Gilat Satellite Networks Ltd.

10(iii)(a).       Supplemental Retirement Agreement dated as of January 1, 1995 between the Company and Frank J. Klein, filed as Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

21.         Subsidiaries of the Registrant.

27.         Financial Data Schedule

                  Reports on Form 8-K:

       (b). The registrant filed on December 21, 1998 a report on Form 8-K dated December 11, 1998 reporting under Item 5 that (i) on December 11, 1998, the Special Committee of the Company's Board of Directors and the Company's Board of Directors recommended acceptance by the Company's shareholders of a revised offer from IDB Development Corporation Ltd. ("IDBD") to acquire all of the outstanding shares of common stock of the Company not owned by IDBD (the "Public Shares") for a cash price of $30 per share, (ii) on December 11, 1998, two shareholders of the Company filed a purported class action against the Company and its directors alleging that IDBD's revised offer to purchase the Public Shares for a cash price of $30 per share is unfair and (iii) on December 15, 1998, the Company signed a definitive merger agreement for the acquisition by IDBD of the Public Shares on a cash price of $30 per share.

----------
*This is a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

                        Property and Building Corporation
                            Limited and Subsidiaries

                              Financial Statements
                             As at December 31, 1998

                      Property and Building Corporation Limited and Subsidiaries

Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Contents

                                                                            Page
                                                                            ----

Auditors' Report                                                               2

Balance Sheets                                                                 3

Statements of Earnings                                                         5

Statement of Shareholders' Equity                                              6

Statements of Cash Flows                                                       7

Notes to the Financial Statements                                             11

Annex - Percentage of Holding in Related Companies                            64

March 11, 1999

Auditors' Report to the Shareholders of
Property and Building Corporation Limited

We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and its consolidated financial statements, as follows:

-     Balance sheets as at December 31, 1998 and 1997.

- Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the three years the last of which ended December 31, 1998.

These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 80% of the total consolidated assets as at December 31, 1998 and 1997, and whose revenues constitute 86%, 72% and 90% of the consolidated revenues for the years ended on December 31, 1998, 1997 and 1996 respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements which relates to the net asset value of an affiliate and the Company's equity in its earnings is based on financial statements which were audited by other auditors.

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

In our opinion, based on our audit and on the reports of the abovementioned other auditors, the financial statements referred to above present fairly, in all material respects, in conformity with accounting principles generally accepted in Israel, consistently applied, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1998 and 1997 and the results of their operations, the changes in the shareholders' equity and their cash flows for each of the three years the last of which ended December 31, 1998. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of historical net earnings and shareholders' equity to the extent summarized in Note 35C to the financial statements.

Somekh Chaikin

Certified Public Accountants (Isr.)

Balance Sheets as at December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                           Consolidated             The Company
                                   --------------------    --------------------
                           Note         1998       1997         1998       1997
                          -----    ---------  ---------    ---------  ---------
Current Assets
Cash and cash
 equivalents                  2      102,997    168,583        1,220      1,634
Short-term deposits
 and loans                             3,547      1,768
Marketable securities         3       13,223     38,571          576        644
Trade receivables             4       48,814     22,165           31
Other receivables
 and debit balances           5       48,533     22,066       20,987      5,855
Apartments and other
 inventories                  6       74,124      6,693        7,285      1,439
Building projects
 under construction           7      105,780    141,011        4,690      2,861
                                   ---------  ---------    ---------  ---------

                                     397,018    400,857       34,789     12,433
                                   ---------  ---------    ---------  ---------

Land                          8      499,061    434,130        4,072      9,471
                                   ---------  ---------    ---------  ---------

Long-term loans and
 deposits                     9        4,965      3,527        3,237      2,840
                                   ---------  ---------    ---------  ---------

Investments
In investee companies        10      155,024    126,752    1,067,610    971,805
                                   ---------  ---------    ---------  ---------

Fixed Assets                 11
Buildings, land,
 plantations and other             1,640,048  1,444,770       55,656     55,554
Less/- Accumulated
 depreciation                        343,966    339,672       24,338     23,540
                                   ---------  ---------    ---------  ---------

                                   1,296,082  1,105,098       31,318     32,014
                                   ---------  ---------    ---------  ---------

Deferred Charges
 and Other Assets                     24,916     26,311          379        410
                                   ---------  ---------    ---------  ---------

                                   2,377,066  2,096,675    1,141,405  1,028,973
                                   =========  =========    =========  =========

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

                                              Consolidated           The Company
                                      --------------------  --------------------
                                Note       1998       1997       1998       1997
                              ------  ---------  ---------  ---------  ---------
Current Liabilities
Advances from purchasers
 of apartments and
 others, net                      13     19,432      4,345      2,603      1,058
Short-term credit from banks      14     17,500     27,367
Current maturities of long -
term liabilities                         52,727     47,943      2,191      2,609
Suppliers and contractors         15     14,055      9,912
Creditors and credit balances     16    127,733     77,157     19,655     34,486
Deferred taxes                    17                 2,347                    49
Proposed dividend                        31,265     25,100     20,000     18,466
                                      ---------  ---------  ---------  ---------
                                        262,712    194,171     44,449     56,668
                                      ---------  ---------  ---------  ---------
Long-term Liabilities

Convertible debentures            18    240,469    248,254
Debentures                        18     33,239     38,992
Liabilities to banks and
 provident funds                  18    352,597    223,691
Other long term liabilities       18     60,151     63,601      6,574      8,798
Capital note                      18                           20,000
Deferred taxes                    17     24,546     21,445      1,764      1,294
Liability for employee
 severance benefits, net          19      3,442      2,566
                                      ---------  ---------  ---------  ---------
                                        714,444    598,549     28,338     10,092
                                      ---------  ---------  ---------  ---------

Minority interest                       330,465    330,915
                                      ---------  ---------

Receipt on account of
 option warrants in
 a subsidiary                            10,827     10,827
                                      ---------  ---------

Shareholders' Equity                  1,068,618    962,213  1,067,610    962,213
                                      ---------  ---------  ---------  ---------

Contingent Liabilities
 and Commitments                  20

                                      2,377,066  2,096,675  1,141,405  1,028,973
                                      =========  =========  =========  =========

---------------------------
Dov Tadmor - Chairman of the Board

---------------------------
Abraham Attias - Managing Director

March 11, 1999

                      Property and Building Corporation Limited and Subsidiaries

Statements of Earnings for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                                   Consolidated                The Company
                                                                           -------------------------  -------------------------
                                                                   Note       1998     1997     1996     1998     1997     1996
                                                                   ----    -------  -------  -------  -------  -------  -------
Income
Rentals and warehousing                                                    156,481  149,130  139,941    9,865    8,520    8,328
From construction and other sources                                  21    334,765  292,156  249,906   50,563   57,746
The Company's equity in the net earnings of investee companies       22      6,582    7,115   13,788  111,750   65,356   69,105
Gain on sale of investments and fixed assets                         23     70,715   10,985    3,087       15      655       81
Income from securities, financing and others                         24     12,682   12,796    7,519    1,955    2,226    2,696
                                                                           -------  -------  -------  -------  -------  -------
                                                                           581,225  472,182  414,241  174,148  134,503   80,210
                                                                           -------  -------  -------  -------  -------  -------
Costs and Expenses
Construction and other costs                                         25    242,800  212,620  175,549   33,327   41,747
Administrative and general                                           26     38,505   34,829   33,780    8,230    7,828    7,423
Selling and marketing                                                27      5,381    5,426    4,146      266      953
Property maintenance (excluding depreciation)                               12,970   12,237   11,446    1,057      847      883
Depreciation and amortization                                        28     27,875   24,454   21,573    1,059    1,050    1,371
Property taxes on land                                                       8,390    9,450    8,239      540      923    1,049
Financing                                                            29     26,320   26,150   17,901    1,287    1,177    3,393
                                                                           -------  -------  -------  -------  -------  -------
                                                                           362,241  325,166  272,634   45,766   54,519   14,119
                                                                           -------  -------  -------  -------  -------  -------

Earnings before taxes on income                                            218,984  147,016  141,607  128,382   79,984   66,091
Taxes on income                                                      30     64,877   47,285   46,316    6,276    6,561   (1,007)
                                                                           -------  -------  -------  -------  -------  -------
Earnings after taxation                                                    154,107   99,731   95,291  122,106   73,423   67,098

Less/- Minority interest in earnings                                        32,001   26,308   28,193
                                                                           -------  -------  -------  -------  -------  -------

Net earnings for the year                                                  122,106   73,423   67,098  122,106   73,423   67,098
                                                                           =======  =======  =======  =======  =======  =======

Earnings Per Share
Net earnings per share of a par value of NIS 1.00 (in NIS)                   29.46    17.81    17.24    29.46    17.81    17.24
                                                                           =======  =======  =======  =======  =======  =======

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

Statements of Shareholders' Equity
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                    Share     Capital    Premium    Capitalized   Retained    Total
                                   capital    surplus   on shares    surplus in   earnings
                                                                   subsidiaries
                                  --------    -------   ---------  ------------   --------   -------
Balance as at January 1,
 1996                              193,135    155,734*                 28,192      383,974    761,035

Net earnings for the year                                                           67,098     67,098
Issue of shares                        669                85,594                               86,263
Inflationary erosion of dividend
 declared in the previous year                                                         644        644
Proposed dividend - 280%                                                           (13,365)   (13,365)
                                   -------    -------     ------       ------      -------  ---------
Balance as at December 31,
 1996                              193,804    155,734     85,594       28,192      438,351    901,675

Net earnings for the year                                                           73,423     73,423
Exercise of share options               29                 4,451                                4,480
Tax benefit in respect of the
 exercise of share purchase
 options by employees                             666                                             666
Inflationary erosion of dividend
 declared in the previous year                                                         435        435
Proposed dividend - 412%                                                           (18,466)   (18,466)
                                   -------    -------     ------       ------      -------  ---------
Balance as at December 31,
 1997                              193,833    156,400     90,045       28,192      493,743    962,213

Net earnings for the year                                                          122,106    122,106
Exercise of share options               15                 3,716                                3,731
Tax benefit in respect of the
 exercise of share purchase
 options by employees                             306                                             306
Inflationary erosion of dividend
 declared in the previous year                                                         262        262
Proposed dividend - 482.7%                                                         (20,000)    20,000)
                                   -------    -------     ------       ------      -------  ---------
Balance as at December 31,
 1998                              193,848    156,706     93,761       28,192      596,111  1,068,618
                                   =======    =======     ======       ======      =======  =========

*     Capital surplus created until December 31, 1991.

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                              Consolidated                     The Company
                                                                   ------------------------------   ------------------------------
                                                                       1998       1997       1996       1998       1997       1996
                                                                   --------   --------   --------   --------   --------   --------
Cash flows generated by operating activities
Net earnings                                                        122,106     73,423     67,098    122,106     73,423     67,098
Adjustments to reconcile net earnings to
 net cash flows generated by operating activities (Annex):           (7,763)    46,987     62,912   (102,377)  (104,823)   (27,275)
                                                                   --------   --------   --------   --------   --------   --------

Net cash inflow (outflow) generated by operating activities         114,343    120,410    130,010     19,729    (31,400)    39,823
                                                                   --------   --------   --------   --------   --------   --------

Cash flows generating by investing activities
Proceeds from realization of investment in investee company                     29,800
Payments on account of investments                                  (26,274)                          (1,020)
Investments in investee companies                                   (32,930)    (2,938)   (40,368)   (27,697)    (4,765)  (101,949)
Dividend received from investee companies                             5,772      8,534      8,852     44,662     18,242     13,861
Acquisition of the interest of another shareholder, in a formerly
 proportionately consolidated company (Annex B)                     (10,213)
Repayment of another shareholder's portion of shareholders' loan
 in a formerly proportionately consolidated company                 (17,505)
Purchase of marketable securities                                    (7,281)   (42,255)  (654,850)       (39)       (37)       (11)
Proceeds from sale of marketable securities                          35,755     44,863    660,926         95         99        130
Acquisition and development of land                                 (87,093)   (38,948)  (132,311)    (2,408)    (2,698)    (5,330)
Purchase and construction of fixed assets                          (188,842)  (163,788)  (136,760)      (368)    (1,090)      (168)
Collections of credit relating to sale of real estate                            1,669      1,862
Proceeds from sale of fixed assets and real estate                   60,891      1,182      2,199         51                    34
Repayment of long-term deposits and loans                             1,351      2,000        790        912
Granting of long-term loans                                          (4,801)    (3,145)               (2,513)    (2,308)    (1,231)
Repayment (Granting) of short-term deposits                          (1,779)    16,546    (17,927)
Repayment of loans to subsidiaries                                                                               11,661        857
                                                                   --------   --------   --------   --------   --------   --------
Net cash inflow (outflow) generated by investing activities        (272,949)  (146,480)  (307,587)    11,675     19,104    (93,807)
                                                                   --------   --------   --------   --------   --------   --------

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1998 in NIS thousands)

                                                                        Consolidated                   The Company
                                                              -----------------------------   ---------------------------
                                                                 1998       1997       1996      1998      1997      1996
                                                              -------    -------    -------   -------   -------   -------
Cash flows generated by financing activities
Dividend paid
- by the parent company                                       (18,204)   (12,930)   (10,280)  (18,204)  (12,930)  (10,280)
- to outside shareholders of subsidiary companies              (6,539)    (5,384)    (4,915)
Payment of debentures                                         (13,562)    (9,716)   (14,370)
Payment of long-term loans                                    (31,450)   (67,734)    (3,492)   (2,191)     (405)     (320)
Receipt of long-term loans                                    167,872     33,733    148,245
Receipt of capital note from subsidiary                                                        20,000
Repayment (receipt) of long-term loan from subsidiary, net                                                1,550   (21,818)
Receipt (repayment) of credit from subsidiary company                                         (34,748)   20,389
Receipt (repayment) of short-term bank credit                  (9,867)    13,129    (16,949)     (406)     (405)      405
Payments to outside shareholders of subsidiary                   (125)       (79)      (495)
Repayments of credit in respect of real estate acquisition       (612)   (14,511)   (36,537)
Securities issue by a subsidiary                                1,776    190,253     69,540
Share issue by the Company                                      3,731      4,481     86,262     3,731     4,481    86,263
                                                              -------    -------    -------   -------   -------   -------

Net cash inflow (outflow) generated by financing activities    93,020    131,242    217,009   (31,818)   12,680    54,250
                                                              -------    -------    -------   -------   -------   -------

Net increase (decrease) in cash and cash equivalents          (65,586)   105,172     39,432      (414)      384       266
Cash and cash equivalents at beginning of year                168,583     63,411     23,979     1,634     1,250       984
                                                              -------    -------    -------   -------   -------   -------

Cash and cash equivalents at end of year                      102,997    168,583     63,411     1,220     1,634     1,250
                                                              =======    =======    =======   =======   =======   =======

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                            Consolidated                   The Company
                                                                  -----------------------------   -----------------------------
                                                                     1998       1997       1996      1998       1997       1996
                                                                  -------    -------    -------   -------    -------    -------
Annex A

Adjustments to reconcile net earnings to net cash generated by operating activities:

Transactions not involving cash flows:

The Company's equity in the net earnings of investee companies     (6,582)    (7,115)   (13,788)  (111,750)   (65,356)  (69,105)
Outside shareholders' interest in earnings                         32,001     26,308     28,193
Depreciation and amortization                                      28,706     25,188     22,178      1,059      1,050     1,372
Net changes in deferred taxes                                     (11,282)   (19,216)     4,502        (40)     1,671    (1,793)
Increase (decrease) in liability for employee severance benefits      876        (28)       (93)        (8)        (1)        1
Decrease (increase) in value of securities                         (3,126)    (3,463)    (5,414)        12        (27)      (26)
Income from realization of investments
 and issue of capital by investee companies                                  (11,028)       (58)                 (655)      (58)
Capital losses (gains) on sale of fixed assets and real estate    (68,055)        43     (3,029)       (15)                 (23)
Inflationary erosion of long-term deposits and loans, net            (380)     6,433      1,844        328        445       123
Amortization of debenture discount                                  1,057      1,149        904

Changes in current assets and liabilities:
(Increase) decrease in trade receivables                          (26,649)    23,656    (16,378)       (31)
(Increase) decrease in other receivables                            3,415      2,374     20,211      1,502     (1,347)   (1,541)
(Increase) decrease in construction costs net                       7,787       (475)    22,052      1,677     (4,528)    7,368
Increase (decrease) in suppliers and subcontractors                 4,143     (1,186)     3,050
Increase (decrease) in other payables                              30,326      4,347     (1,262)     4,889    (36,075)   33,325
                                                                  -------     ------     ------   --------   --------   -------

Total adjustments                                                  (7,763)    46,987     62,912   (102,377)  (104,823)  (27,275)
                                                                  =======     ======     ======   ========   ========   =======

Significant non-cash transactions:
Purchase of fixed assets on credit                                               328     11,444
                                                                              ------     ------

Purchase of real estate on credit                                  11,570
                                                                  -------

Sale of fixed assets on credit                                     18,725                 1,669
                                                                  -------                ------

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                    Consolidated
                                                                    ------------
                                                                            1998
                                                                    ------------
Annex B

Acquisition of the interest of another shareholder, in a formerly proportionately consolidated company


Assets and liabilities of the company at the date of acquisition :
Working capital (cash and cash equivalents)                                  30
Fixed assets, net                                                        22,836

Long term liabilities                                                   (17,505)
Difference created due to acquisition                                     4,852
                                                                    -----------
                                                                         10,213
                                                                    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies

      A.    Reporting Principles

      1.    Definitions

            In these financial statements:

            (a) Subsidiaries - companies whose financial statements are consolidated directly or indirectly with those of Property and Building Corporation Limited (the "Company").

            (b) Proportionately consolidated subsidiaries - companies whose financial statements are consolidated with those of the Company by the proportionate consolidation method.

            (c) Affiliated companies - companies, except for subsidiaries and proportionately consolidated subsidiaries, the investment in which is included directly or indirectly on the equity basis in the company's statements.

            (d) Investee companies - subsidiaries, proportionately consolidated subsidiaries and affiliated companies.

            (e)   Other companies - companies which are not investee companies.

            (f) Initial difference - difference between acquisition cost and adjusted net asset value of investments in shares of investee companies as at acquisition date.

            (g) Related parties - as defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

            (h)   Interested parties - as defined in the Israeli Securities Law.

            (i)   Group - The Company and her subsidiaries

      2. The financial statements have been prepared in a format suited, in the opinion of the Management, to the Company's type of business, in accordance with Regulation 8 of the Securities Regulations (Preparation of Annual Financial Statements), 1993)

      B.    Uncertainty Due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. Similar problems may also occur in systems that use the digits "99" in a date field as indication of something other than the year 1999. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct regular business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company including those relating to the remediation efforts of customers, suppliers or other third parties, will be fully resolved.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

      C.    Financial statements in adjusted values

      1. The Company prepares adjusted financial statements on the basis of cost adjusted for the changes in the general purchasing power of the shekel (see Note 34 for condensed financial statements in nominal historical values).

      2. The adjusted value of non-monetary assets do not purport to reflect their real economic or market value but rather historical cost adjusted for changes in the purchasing power of the shekel.

      3. In the adjusted financial statements, the term, "cost" means "adjusted cost".

      4.    Comparative figures have also been adjusted to shekels of December
            1998.

      D.    Use of estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from such estimates.

      E.    Principles of adjustment

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

      2.    Statement of earnings

            (a) The various items of the statement of earnings have been adjusted according to changes in the consumer price index as follows:

                  (1) Income and expenses deriving from non-monetary items (such as depreciation and amortization, building projects, changes in inventory, prepayments and deferred income, etc.) or from provisions included in the balance sheet (e.g., provisions for severance pay, holiday pay, etc.) have been adjusted on the basis of specific indices parallel to adjustment of related balance sheet items.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      E.    Principles of adjustment (cont'd)

      2.    Statement of earnings (cont'd)

                  (2) The remaining items in the statement of earnings (e.g., rental income, selling, general and administrative expenses) except for components of the financing item, have been adjusted on the basis of the index in respect of the month in which the transaction was effected.

                  (3) The calculation of the Company's equity in the results of operation of the investee companies and outside shareholders' share in the results of operation of subsidiaries was based on the adjusted financial statements of such companies.

                  (4) Net financing items reflect revenue and expenses in real terms, the inflationary erosion of monetary items during the year, and profits and loss from realization and revaluation of marketable securities.

            (b)   Taxes on income

                  Current taxes comprise payments on account made during the year plus amounts due at balance sheet date (or less amounts refundable at balance sheet date). The payments on account have been adjusted on the basis of the consumer price index of the date the payments were made. Amounts payable (or refundable) have been included unadjusted. Current taxes include, therefore, the expense derived from inflationary erosion of the value of payments made on account from time of payment to year end.

                  Deferred taxes - see Note 1F(12) below.

      3.    Statement of shareholders' equity

            The dividend that was declared and actually paid in the year has been adjusted on the basis of the consumer price index at the date of payment. The dividend proposed/declared during the year but unpaid at balance sheet date is included with no adjustment.

            The amount stated as "erosion in value of dividend" reflects the erosion of the real value of the dividend proposed/declared in the previous year and actually paid during the current year (this erosion relates to the period from the beginning of the current year up to the date of payment).

            The difference between the net asset value of companies transferred from the Company to a subsidiary and the consideration given in exchange thereof, by way of issue of shares, has been carried to a capital reserve in accordance with guidelines based on Section 36A of the Securities Law - 1968.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      E.    Principles of adjustment (cont'd)

      4.    Statement of cash flows

            The statement has been prepared in accordance with Opinion No. 51 of the Institute of Certified Public Accountants in Israel. The statement provides information on cash receipts and payments during the year from current activities, investment and finance, and is expressed in terms of shekels of the current year end.

      F.    Accounting policies

      1.    Consolidated financial statements

            (a) The consolidated financial statements include the controlled subsidiaries. Companies under joint control are consolidated in the financial statements using the proportionate consolidation method.

            (b) The list of companies whose reports were included in the consolidated reports, the percentage of voting rights, and the percentage of shareholding granting rights to profits, is presented in the annex to the financial reports. In addition, affiliated companies not consolidated are also presented in the annex to the financial reports.

            (c) For the purposes of consolidation, the amounts in the financial statements of the subsidiary companies being consolidated were included after adjustments required in respect of application of uniform Group accounting principles.

            (d) Balances between subsidiaries and inter-company profits from sales between the companies not yet realized outside of the Group were canceled.

            (e)   (1)   At the time of acquisition, the excess cost of
                        investment over net asset value is recorded as goodwill.

                  (2) Excess cost attributed to assets and liabilities is recorded in the appropriate accounts on the balance sheet.

                  (3) Excess of adjusted net asset value over cost of investment is initially attributed to intangible assets, any excess of adjusted net asset value over cost of the investment not attributed to intangible assets is attributed to nonmonetary assets, in accordance with the company's interest in such assets.

            (f) Goodwill disclosed on the consolidated balance sheet under the heading "Deferred charges and other assets" is amortized equally, on an annual basis, over a 10 year period.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      1.    Consolidated financial statements (cont'd)

            (g.) Real estate properties of the Company and its subsidiaries that are registered in the name of other subsidiaries that are property companies (which were established for the sole purpose of holding real estate or for their rental) are included in the balance sheets based on the cost of these assets to those subsidiaries.

                  In the statement of earnings, the income and expenses relating to the above assets were included based on the Company's rate of holding in the stated subsidiary companies.

      2.    Marketable securities

            (a) Marketable government bonds and other marketable securities are stated at their market value as at balance sheet date.

            (b) Mutual fund certificates in trust funds are stated at redemption value as at balance sheet date.

            (c) Changes in value of securities are fully recognized on a current basis.

      3.    Building projects

            (a) The Company and subsidiary construction companies record construction work on the basis of approved invoices and amounts paid on account to the contractors, designers and others.

            (b) The completed units and units under construction are stated in the financial statements at cost but not exceeding their market value.

      4.    Inventory

            (a) The inventory of apartments and work in process are recorded at cost (cost of land, subcontractors and other expenses) not to exceed the market value of the built apartments.

            (b) Inventory of supplies, air conditioning and others is valued at the lower of cost or market value, cost being determined on the "FIFO" basis.

      5.    Land

            (a)   Land is stated at cost which is not in excess of market value.

            (b) The portion of the land which is under construction is included in building projects and stated under current assets or as a deduction from advances from purchasers of apartments under current liabilities.

            (c) Shops in completed buildings are stated at cost but not in excess of market value.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      6.    Investments in related and other companies

            (a) Investments in investee companies are stated on the equity basis. The investments in shares of other companies, which are not quoted securities, are stated at cost which, in Management's opinion, is not less than fair value.

            (b) The Company's equity in the profits and losses of the investee companies is based on the latest audited financial statements of these companies, after adjustments required from the application of the uniform accounting principles of the Group.

            (c) The initial difference regarding investee companies, is allocated to assets of such companies (building projects, real estate and fixed assets) and their amortization as an expense or as income is made in accordance with the life of those assets or upon their realization; amounts which cannot be allocated to such assets are amortized at 10% per year.

      7.    Provision for doubtful debts

            The provision for doubtful debts is calculated on the basis of specific identification of balances whose collection is in doubt.

      8.    Fixed assets

            (a) Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful life of the assets.

            (b) The financing cost incurred as a result of loans and credit, for the purchase or development of fixed assets and other acquisition/development costs were added to the cost of the asset, up until the date of use.

      9. Other assets - Initial difference which cannot be allocated to assets - see Note 1F(6)(c).

      10.   Deferred charges

            (a) Expenses relating to debenture issues are written off against income over debenture lives in proportion to their outstanding balance.

            (b) Taxes in connection with unrealized profits from real estate transactions - taxes relating to real estate transactions are amortized over the life of the asset or parallel to the period of transaction.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      11.   Convertible debentures

            (a) Debentures, the conversion of which is not, as at balance sheet date, expected according to guidelines set by the Institute of Certified Public Accountants in Israel, are stated as long-term liabilities. The debentures include the liabilities at balance sheet date in accordance with the conditions of the issue, less the discount which has not been amortized as at balance sheet date.

            (b) The above discount (resulting from the difference between amount received at the date of the issue and the stated value of the debentures) is amortized using the implicit interest method over the period of the debentures in proportion to their outstanding balance.

      12.   Deferred taxes

            Deferred taxes in the adjusted financial statements reflect mainly the following areas of timing differences of items between their financial statement inclusion and inclusion in chargeable income for tax purposes, or because their treatment for tax purposes is different:

            (a) Differences between the undepreciated cost of depreciable assets for tax purposes and their undepreciated cost in the financial statements.

            (b) Differences in recognition of income from marketable securities held from the beginning of the year.

            (c) Differences relating to adjustment of cost of inventory, advances from customers, adjustment of land and development.

            (d) Expenses allowable in the future for tax purposes - sales expenses, administrative expenses, and finance expenses that for tax purposes were allocated to buildings under construction, provisions for holiday pay and severance pay.

            (e) The deduction for inflation which is carried forward to future years.

            (f)   Losses for tax purposes which are expected to be realized.

            (g) Advance rental payments which are liable to tax upon receipt and other timing differences.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      13.   Income recognition

            (a)   Income from rent -
                  Rental income is recognized in the period to which the rent related, amounts in arrears are recognized only upon collection.

            (b)   Income from construction work -
                  Income from construction transactions is recognized according to the "completed contract" method, that is when the construction work has been completed and the major part of the constructed units has been sold. Where all the constructed units have been sold before they have been completed, income is recognized according to the "percentage of completion method".

                  A subsidiary whose activities relate to installation of air conditioning systems as an executing contractor, recognizes income from long-term projects by the "percentage of completion method".

      14.   Year 2000 compliance

            The costs to prepare and convert those years belonging to the existing programs of the company, to be able to differentiate the 20th century and those belonging to the 21st century, are recorded as current expenses at the time they are incurred.

      15.   Foreign currency and linkage

            Assets and liabilities that are linked to or denominated in foreign currency are included as follows:

            (a) Balances linked to the consumer price index are stated in the balance sheet according to the index in respect of the last month of the reported year except for balances which are linked to the known index which are adjusted according to the last index published as at the date of the financial statements.

            (b) Foreign currency balances or those linked to foreign currency are adjusted using the representative rate published by the Bank of Israel as at balance sheet date.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      15.   Foreign currency and linkage (cont'd)

            Data concerning consumer price index and foreign currency rates:

                                                                                         % of change
                            December 31    December 31    December 31   ----------------------------
                                   1998           1997           1996       1998      1997      1996
                            -----------    -----------    -----------   --------  --------  --------
      Consumer price
       index, in points           166.3          153.1          143.1        8.6       7.0      10.6

      Consumer price
       index, (latest
       known index)
       in points                  166.2          153.6          142.0        8.2       8.2      11.0

      Exchange
       rate of the
       U.S. dollar,
       in NIS                      4.16          3.536          3.251       17.6       8.8       3.7

      16.   Earnings per share

            Earnings per share were calculated in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the par value of the issued and paid up share capital outstanding during the year as stated in Note 34D.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 2 - Cash and Cash Equivalents

                                                      Consolidated               The Company
                                          ------------------------  ------------------------
                                          December 31  December 31  December 31  December 31
                                                 1998         1997         1998         1997
                                          -----------  -----------  -----------  -----------
      Short-term deposits with banks          102,709      168,268        1,208        1,628
      Cash at bank                                288          315           12            6
                                          -----------  -----------  -----------  -----------

                                              102,997      168,583        1,220        1,634
                                          ===========  ===========  ===========  ===========

The cash and deposits are stated in Israeli shekels.

Note 3 - Marketable Securities

                                              Consolidated               The Company
                                  ------------------------  ------------------------
                                  December 31  December 31  December 31  December 31
                                         1998         1997         1998         1997
                                  -----------  -----------  -----------  -----------
      Government loans                  7,372       22,021
      Mutual fund certificates          5,379       11,014
      Debentures issued by a
       subsidiary*                                                  576          644
      Other debentures                    330          805
      Shares                              142        1,621
      Convertible securities                         3,110
                                  -----------  -----------  -----------  -----------

                                       13,223       38,571          576          644
                                  ===========  ===========  ===========  ===========

*     See Note 20C(1)

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 4 - Trade Receivables

      A.    Composition:

                                                            Consolidated   The Company
                                                ------------------------  ------------
                                                December 31  December 31   December 31
                                                       1998         1997          1998
                                                -----------  -----------  ------------
      Purchasers of apartments and shops             30,101        4,778            31
      Rentals and warehousing*                       10,292       11,238
      Air conditioning and others*                    4,976        4,097
      Notes receivable                                3,445        2,052
                                                -----------  -----------  ------------

                                                     48,814       22,165            31
                                                ===========  ===========  ============

      *     After deduction of provision for
            doubtful debts                            1,215        1,123
                                                ===========  ===========

      B. Purchasers of apartments are linked mainly to the construction inputs index.

Note 5 - Other Receivables and Debit Balances

                                                   Consolidated               The Company
                                       ------------------------  ------------------------
                                       December 31  December 31  December 31  December 31
                                              1998         1997         1998         1997
                                       -----------  -----------  -----------  -----------
      Accrued income                         5,122        6,487                       235
      Purchasers of fixed assets*           18,969
      Deferred taxes                        15,906        5,537        3,845        3,384
      Deposits and prepaid expenses          1,246        1,030           12            9
      Advances to Tax Authorities
       less provisions                       1,267        3,037          442
      Current maturities of long-term
       loans to employees and
       deposits                              2,965        1,333        1,620          789
      Other debtors                          1,359        3,642           44        1,438
      Value Added Tax authorities            1,699        1,000
      Subsidiary - current account**                                  15,024
                                       -----------  -----------  -----------  -----------

                                            48,533       22,066       20,987        5,855
                                       ===========  ===========  ===========  ===========

*     Balance linked mainly to U.S. dollar.
**    Carries annual interest rate of 2%.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 6 - Apartments and Other Inventories

                                             Consolidated               The Company
                                 ------------------------  ------------------------
                                 December 31  December 31  December 31  December 31
                                        1998         1997         1998         1997
                                 -----------  -----------  -----------  -----------
Apartments in completed building      72,628        5,777        7,285        1,439
Air-conditioning equipment and
 other                                 1,496          916
                                 -----------  -----------  -----------  -----------
                                      74,124        6,693        7,285        1,439
                                 ===========  ===========  ===========  ===========

Note 7 - Building Projects Under Construction

                                             Consolidated               The Company
                                 ------------------------  ------------------------
                                 December 31  December 31  December 31  December 31
                                        1998         1997         1998         1997
                                 -----------  -----------  -----------  -----------
Land                                  60,004       86,030        4,306        3,147
Construction work                    108,332      153,737        1,237        3,331
                                 -----------  -----------  -----------  -----------
                                     168,336      239,767        5,543        6,478
Less - Advances from
 apartment purchasers                 62,556       98,756          853        3,617
                                 -----------  -----------  -----------  -----------

                                     105,780      141,011        4,690        2,861
                                 ===========  ===========  ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 8 - Land

      A.    Composition:

                                          Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1998         1997         1998         1997
                              -----------  -----------  -----------  -----------
      Freehold land *             250,809      201,632        4,072        9,471
      Leasehold land              237,519      221,320
      Stores in completed
       buildings and other
       installations                5,623        5,849
      Parking lot and sports
       center                       3,450        3,477
      Expenses relating to
       future stages of
       construction                 1,660        1,852
                              -----------  -----------  -----------  -----------

                                  499,061      434,130        4,072        9,471
                              ===========  ===========  ===========  ===========

      * Including NIS 29.2 million in rights to land which have not yet been registered in the name of the subsidiary (the subsidiary did register a caveat).

            Land at a value of NIS 2.2 million is in an area in which the land ownership rights are in the process of being finalized. Once the process is completed the rights will be registered in the name of the Company. Land at a value of NIS 25 million will be registered in the name of the company upon completion of the payments on account.

      B. In the opinion of Management the value of land exceeds the value stated in the balance sheet.

      C.    Leasehold rights in land:

                                                          The lease         Cost
                                                         expires in
                                                        -----------    ---------
            Capitalized leasehold                              2048      236,573
            Uncapitalized leasehold                            2040         *946
                                                                       ---------
                                                                         237,519
                                                                       =========

            * The land has not as yet been registered in the name of the Company at the Land Registry Office.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Deposits

      A.    Composition:

      (1)   In the consolidated balance sheet:

                             Interest                                December 31
                                 rate          December 31, 1998            1997
                             --------   ---------------------------- -----------
                                         Total     Current   Balance     Balance
                                    %           maturities
                             --------   ------  ----------   ------- -----------
      Loans to
       employees for
       issue of stock and
       realizing
       options(C)                   2     7,892      2,955     4,937       3,493
      Deposits with
       banks -
      For the granting
       of loans to
       apartment
       purchasers                   4        38         10        28          34
                                         ------  ---------    ------   ---------
                                          7,930      2,965     4,965       3,527
      (2) In the
            company
            balance sheet:
      Loans to
       employees for
       issue of stock and
       realizing options                  4,857      1,620     3,237       2,840
                                         ======  =========    ======   =========

      B.    The deposits and the loans are linked to the consumer price index.

      C. Employee loans are secured by liens on severance pay funds and insurance policies.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Deposits (cont'd)

      D.    Classification of long-term deposits and loans by years of maturity:

                                                Consolidated               The Company
                                    ------------------------  ------------------------
                                    December 31  December 31  December 31  December 31
                                           1998         1997         1998         1997
                                    -----------  -----------  -----------  -----------
      Within 12 months - current
       maturities                         2,965        1,333        1,620          789
                                    ===========  ===========  ===========  ===========

      During second year                  2,482        1,162        1,620          789
      During third year                   2,483        1,103        1,617          789
      No date of redemption but no
       later than 2001                                 1,262                     1,262
                                    -----------  -----------  -----------  -----------
                                          4,965        3,527        3,237        2,840
                                    ===========  ===========  ===========  ===========

      E. Loans at a value of NIS 4,938 thousand are eligible for early repayment.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

      A.    Consolidated balance sheet

                                                                           December 31
                                                   December 31, 1998              1997
                                            ------------------------------ -----------
                                             Opening    Changes      Total       Total
                                             balance
                                            --------  ---------  --------- -----------
      1. Composition:

      Affiliated companies

      Shares at cost, include -
      Adjusted net asset value at the
       date of acquisition (a)               101,650               101,650    101,650

      Initial difference, net                  3,488                 3,488      3,488
                                            --------             --------- -----------
                                             105,138               105,138    105,138

      Add -
      The Company's share in the net
       post-acquisition profits               21,688      3,351     25,039     21,688

      Amortization of initial
       difference                             (1,952)    (1,353)    (3,305)    (1,952)
                                            --------  ---------  --------- -----------

      Book value of shares (b)               124,874      1,998    126,872    124,874
                                            --------  ---------  --------- -----------

      Payment in respect of initial
       difference of subsidiary
       company (c)                             1,447                 1,447      1,447
      Payment on account of share
       acquisition (d)                                   26,274     26,274
      Other company                              431                   431        431
                                            --------  ---------  --------- -----------

                                             126,752     28,272    155,024    126,752
                                            ========  =========  ========= ==========

      (a) The investment is presented net of dividends distributed by an affiliated company out of pre-acquisition earnings, amounting to NIS 5,256 thousand.

      (b) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 112,366 thousand (December 31, 1997 - NIS 86,462 thousand). The market value of these shares at balance sheet date is NIS 159,238 thousand (December 31, 1997 - NIS 112,364 thousand).

      (c) Payment on account of options in the subsidiary company (i.e. payment in respect of initial difference) amounted to NIS 1,447 thousand. The market value of the options as at December 31, 1998 is NIS 363 thousand.

      (d)   Payments on account of share acquisitions - see Note 20C(7).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

      A.    Consolidated balance sheet (cont'd)

      2. The following are details pertaining to proportionally consolidated subsidiaries which were included in the consolidated financial statements of the company as at December 31, 1998 and 1997:

                                                      December 31    December 31
                                                             1998           1997
                                                      -----------    -----------

      (a)   Balance sheet data

      Assets:

      Current assets                                           265           429
      Fixed assets                                          52,103        59,613
                                                      ------------    ----------

                                                            52,368        60,042
                                                      ============    ==========
      Liabilities and shareholders' equity:
      Current liabilities                                    5,870         4,341
      Long-term liabilities                                 13,409
      Shareholders' equity                                  33,089        55,701
                                                      ------------    ----------

                                                            52,368        60,042
                                                      ============    ==========

      (b)   Statements of earnings

                                           December 31  December 31  December 31
                                                  1998         1997         1996
                                           -----------  -----------  -----------

      Income:                                    3,706        3,842        3,229
                                           -----------  -----------  -----------
      Costs and expenses:
      Property maintenance                         355          482          413
      Administrative and general                   423          446          375
      Financing, net                               370           81
      Depreciation                                 815          897          863
                                           -----------  -----------  -----------

                                                 1,963        1,906        1,651
                                           -----------  -----------  -----------
      Earnings before taxes                      1,743        1,936        1,578

      Taxes on income                              628          680          570
                                           -----------  -----------  -----------

                                                 1,115        1,256        1,008
                                           ===========  ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee and Other Companies (cont'd)

      B.    Company balance sheet

                                  Subsidiaries   Affiliated  December 31  December 31
                                                  companies         1998         1997
                                                             -----------  -----------
                                                                   Total        Total
                                  ------------   ----------  -----------  -----------
      Shares at cost, include --
      Adjusted net asset value at
       date of acquisition             365,526                   365,526      342,755
      Initial difference, net (2)       12,722       19,631       32,353       27,427
                                  ------------   ----------  -----------  -----------

                                       378,248       19,361      397,879      370,182
      Add -
      The Company's share in net
       post-acquisition profits        688,625        3,730      672,355      603,448

      Amortization of initial
       difference                       (1,576)      (2,499)      (4,075)      (2,256)
                                  ------------   ----------  -----------  -----------

      Book value of shares (1)       1,045,297       20,862    1,066,159      971,374

      Loan (3)                           1,020                     1,020

      Other company                        431                       431          431
                                  ------------   ----------  -----------  -----------

                                     1,046,748       20,862    1,067,610      971,805
                                  ============   ==========  ===========  ===========

      (1) Payment on account of options in the subsidiary company (i.e. payment in respect of initial difference) amounted to NIS 1,447 thousand. The market value of the options as at December 31, 1998 is NIS 363 thousand.

      (2) Includes quoted shares whose adjusted equity value at balance sheet date is NIS 776,284 thousand (December 31, 1997 - NIS 843,214 thousand). The market value of these shares at balance sheet date is NIS 1,105,420 thousand (December 31, 1997 - NIS 1,072,097 thousand).

      (3) Payment on account of investment in Carmelton Group Ltd.- See Note 20C(6).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets

      A.    Consolidated balance sheet:

                                        Leased          Land     Buildings  Plantations
                                    commercial      intended         under          and
                                     buildings       for the  construction   irrigation
                                    and office  construction                    network
                                      premises  of buildings
                                           (1)        (1)(2)                        (3)
                                    ----------  ------------  ------------  -----------
      Cost
      Balance at beginning of year     995,590       264,658       150,918        8,429
      Additions                        103,713        32,200        90,216
      Transfers                        102,111       (15,906)      (86,205)
      Disposals                        (31,938)
                                    ----------  ------------  ------------  -----------

      Balance at end of year         1,169,476       280,952       154,929        8,429
                                    ----------  ------------  ------------  -----------

      Accumulated depreciation
      Balance at beginning of year     315,300                                    7,432
      Depreciation                      23,874
      Disposals                        (20,786)
                                    ----------                              -----------

      Balance at end of year           318,388                                    7,432
                                    ----------                              -----------

      Depreciated cost
       as at December 31, 1998         851,088       280,952       154,929          997
                                    ==========  ============  ============  ===========

      Depreciated cost
       as at December 31, 1997         680,290       264,658       150,918          997
                                    ==========  ============  ============  ===========

                                    Vehicles  Machinery    Other       Total        Total
                                                    and   assets
                                              equipment

                                                                    December 31  December 31
                                                                           1998         1997
                                    --------  ---------   ------    -----------  -----------
      Cost
      Balance at beginning of year     6,080      7,870   11,225      1,444,770    1,268,085
      Additions                        1,791          5      567        228,492      177,830
      Transfers
      Disposals                       (1,040)      (236)                (33,214)      (1,145)
                                    --------  ---------   ------    -----------  -----------

      Balance at end of year           6,831      7,639   11,792      1,640,048    1,444,770
                                    --------  ---------   ------    -----------  -----------

      Accumulated depreciation
      Balance at beginning of year     2,644      7,091    7,205        339,672      317,641
      Depreciation                       888        272      913         25,947       22,760
      Disposals                         (631)      (236)                (21,653)        (729)
                                    --------  ---------   ------    -----------  -----------

      Balance at end of year           2,901      7,127    8,118        343,966      339,642
                                    --------  ---------   ------    -----------  -----------

      Depreciated cost
      as at December 31, 1998          3,930        512    3,674      1,296,082
                                    ========  =========   ======    ===========

      Depreciated cost
      as at December 31, 1997          3,436        779    4,020                   1,105,098
                                    ========  =========   ======                 ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

      A.    Consolidated balance sheet: (cont'd)

      (1) Including rights in land aggregating NIS 459,118 thousand. The land is, mainly registered in the names of the Company and the subsidiaries. Part of the land, of an adjusted cost of NIS 234,404 thousand, is freehold land of the Company and the subsidiaries. Another part, of an adjusted cost of NIS 234,717 thousand, is leasehold land, leased by subsidiaries (of which NIS 8,373 is an uncapitalized lease). The lease is for various periods up to 2042, with the option for extension for another 49 years. Part of the land has not yet been registered in the names of the companies, mainly because the land ownership rights have not yet been formalized in certain areas where some of the property is located.

      (2) Including land amounting to NIS 18,544 thousand in respect of which the Residential Building Commission approved a plan to rezone the land from agricultural land to land for residential and commercial purposes.

      (3)   The plantations are on land area totaling 334 dunams (freehold land
            - 97 dunams, leasehold land - 237 dunams, leased until the year 2062 and thereafter).

      (4) The cost of the fixed assets includes financing costs of NIS 6,593 thousand (December 31, 1997 - NIS 4,111 thousand).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

B.    Company balance sheet

                                      Leased      Buildings    Vehicles     Other          Total          Total
                                    building          under                assets
                                  and office   construction
                                    premises
                                                                                     December 31    December 31
                                         (1)            (2)                                 1998           1997
                                  ----------   ------------    --------   --------   -----------    -----------
Cost

Balance at beginning of year          38,232         15,490         841        991        55,554         54,465
Additions                                                                                                 1,089
Transfers                             15,490        (15,490)        290         78           368
Disposals                                                          (266)                    (266)
                                  ----------   ------------    --------   --------   -----------    -----------

Balance at end of year                53,722                        865      1,069        55,656         55,554
                                  ----------   ------------    --------   --------   -----------    -----------

Accumulated depreciation

Balance at beginning of year          22,611                        568        361        23,540         22,519
Depreciation                             781                        113        133         1,027          1,021
Disposals                                                          (229)                    (229)
                                  ----------                   --------   --------   -----------    -----------

Balance at end of year                23,392                        452        494        24,338         23,540
                                  ----------                   --------   --------   -----------    -----------

Depreciated cost as at
 December 31, 1998                    30,330                        413        575        31,318
                                  ==========                   ========   ========   ===========

Depreciated cost as at
 December 31, 1997                    15,620         15,490         274        630                       32,014
                                  ==========   ============    ========   ========                  ===========

(1)   Includes rights in land amounting to NIS 24,605 thousand.

(2) Land on which an office building is being constructed in a combination transaction.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

      C.    Rates of depreciation

                                                        %
                                                  -------

      Buildings                                       4-2
      Plantations and irrigation plants             20-15
      Vehicles                                         15
      Machinery and equipment                       20-10
      Other assets                                   33-6

Note 12 - Deferred Charges and Other Assets

                                                     Cost   Accumulated
                                                           amortization            Amortized cost
                                              -----------  ------------  ------------------------
                                              December 31   December 31  December 31  December 31
                                                     1998          1998         1998         1997
                                              -----------  ------------  -----------  -----------

       A.    Consolidated balance sheet

       Deferred charges -

       Capital raising expenses                    19,418        10,325        9,093       11,375
       Deferred taxes in connection
        with unrealized profits from
        real estate transactions                    2,970         1,487        1,483        1,635
                                              -----------  ------------  -----------  -----------

       Deferred charges                            22,388        11,812       10,576       13,010
                                              -----------  ------------  -----------  -----------

       Other assets - initial difference            6,280         1,570        4,710        5,338
       Deferred taxes for timing
        differences                                 9,630                      9,630        7,963
                                              -----------  ------------  -----------  -----------

                                                   15,910         1,570       14,340       13,301
                                              -----------  ------------  -----------  -----------

                                                   38,298        13,382       24,916       26,311
                                              ===========  ============  ===========  ===========

       B.    The Company balance sheet

       Deferred charges -
       Taxes in connection with
        unrealized profits from
        real estate transactions                      734           355          379          410
                                              ===========  ============  ===========  ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 13 - Advances from Purchasers of Apartments and Others, Net

                                          Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1998         1997         1998         1997
                              -----------  -----------  -----------  -----------

      Advances                     72,263       43,302       17,236        9,796
                              -----------  -----------  -----------  -----------

      Less -
          land                      6,586       14,338        4,708        3,147
          construction work        46,245       24,619        9,925        5,591
                              -----------  -----------  -----------  -----------

                                   52,831       38,957       14,633        8,738
                              -----------  -----------  -----------  -----------

                                   19,432        4,345        2,603        1,058
                              ===========  ===========  ===========  ===========

Note 14 - Credit from Banking Entities

                                                               Consolidated
                                   Terms of     ---------------------------
                                linkage and     December 31     December 31
                                   interest            1998            1997
                             --------------     -----------     -----------

      Overdraft                  Prime + 1%         14,483          10,511
      Import financing         German marks          3,017           3,001
      Short-term loans        13.8% - 15.2%                         13,855
                                                ----------      ----------

                                                    17,500          27,367
                                                ==========      ==========

Note 15 - Suppliers and Subcontractors

                                                               Consolidated
                                               ----------------------------
                                               December 31      December 31
                                                      1998             1997
                                               -----------      -----------
      Current accounts                              10,107            6,108
      Checks and notes payable                       3,948            3,804
                                               -----------      -----------

                                                    14,055            9,912
                                               ===========      ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 16 - Creditors and Credit Balances

                                                 Consolidated               The Company
                                     ------------------------  ------------------------
                                     December 31  December 31  December 31  December 31
                                            1998         1997         1998         1997
                                     -----------  -----------  -----------  -----------
       Sellers of land                    11,570          592
       Income received in advance          4,779        3,834
       Employees and other liabilities
        related to salaries                6,762        4,470        1,865        1,704
       Institutions                       26,906       21,200        8,942        7,489
       Subsidiary - current account*                                             19,724
       Provision for completion of
        construction                      41,201       14,398        6,550        3,418
       Liability relating to
        appreciation tax and
       consent fees                        8,254       10,317
       Expenses payable                   13,139       16,474        1,712        1,129
       Others                             15,122        5,872          586        1,022
                                     -----------  -----------  -----------  -----------

                                         127,733       77,157       19,655       34,486
                                     ===========  ===========  ===========  ===========

       * Bear annual interest at rates of 2% (1997 - bear annual interest at prime rate).

Note 17 - Deferred Taxes

       1.    Composition:

                                 In respect of   In respect of   Other timing          Total          Total
                                   depreciable        building    differences
                                  fixed assets        projects                  December 31,   December 31,
                                                 less advances                          1998           1997
                                 -------------   -------------   ------------   ------------   ------------
       A. Consolidated
       Balance as at
        beginning of
        year                           (8,577)         (9,491)         7,776        (10,292)       (29,508)
       Changes                         (3,510)         15,465           (673)        11,282         19,216
                                 -------------   -------------   ------------   ------------   ------------
       Balance as at
        end of year                   (12,087)          5,974          7,103            990        (10,292)
                                 ============    ============    ===========    ===========    ===========

       B. The Company
       Balance as at
        beginning of
        year                               21           1,407            613          2,041          3,712
       Changes                             (5)            (17)            62             40         (1,671)
                                 -------------   -------------   ------------   ------------   ------------
       Balance as at
        end of year                        16           1,390            675          2,081          2,041
                                 ============    ============    ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 17 - Deferred Taxes (cont'd)

      2.    The deferred taxes are stated as follows:

                                                Consolidated               The Company
                                    ------------------------  ------------------------
                                    December 31  December 31  December 31  December 31
                                           1998         1997         1998         1997
                                    -----------  -----------  -----------  -----------
      Under current assets               15,906        5,537        3,845        3,384
      Under other assets                  9,630        7,963
      Under current liabilities                       (2,347)                      (49)
      Under long-term liabilities       (24,546)     (21,445)      (1,764)      (1,294)
                                    -----------  -----------  -----------  -----------

                                            990      (10,292)       2,081        2,041
                                    ===========  ===========  ===========  ===========

Note 18 - Long-term Liabilities

      A.    Composition in the consolidated balance sheet:

                                                                   Consolidated  Consolidated
                                            -----------------------------------  ------------
                                                              December 31, 1998          1997
                                            -----------------------------------  ------------
                                                Total      Current      Balance       Balance
                                                        maturities
                                            ---------   ----------    ---------  ------------

      Convertible debentures                  248,325        7,856      240,469       248,254
      Debentures (2)                           38,891        5,652       33,239        38,992
      Liabilities to banks (3)                230,645        9,169      221,476        99,941
      Liabilities to provident funds (4)      161,171       30,050      131,121       123,750
      Other liabilities (5)                    60,151                    60,151        63,601
                                            ---------   ----------    ---------  ------------

                                              739,183       52,727      686,456       574,538
                                            =========   ==========    =========  ============

      1.    Convertible debentures

      (a) Convertible debentures, with a balance, as at balance sheet date, of NIS 51,676 thousand were issued by Hadarim Properties Ltd. (a subsidiary) per a prospectus published on February 28, 1996.

            The debentures bear interest at the rate of 3.5% p.a.. Both principal and interest are linked to the CPI published for February 1996, and they are redeemable on February 28 of each year from 1998 to 2005. The debentures can be converted into shares on any business day, beginning with the day they are registered for trading and until February 8, 2001 at the conversion price of NIS 80 par value of debentures for each ordinary share of a par value of NIS 1. After February 8, 2001 the debentures will no longer be convertible.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

            The market value of the debentures as at December 31, 1998 is NIS 53,013 thousand. (December 31, 1997 - NIS 55,113)

            The debentures are secured by a fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary is free to pledge its assets without limitation as to amount and degree, including the registering of charges on additional debenture series, without the necessity of obtaining the consent of the trustee.

      (b) Non marketable convertible debentures, with a balance, as at balance sheet date, of NIS 54,779 thousand were issued by Hadarim Properties Ltd. (a subsidiary) per a prospectus published on August 31, 1997.

            The debentures bear interest at the rate of 2.5% p.a.. Both principal and interest are linked to the CPI published for July 1997, and they are redeemable on August 31 of each year from 2001 to 2004. The debentures can be converted into shares on any business day, beginning with the day they are registered for trading and until August 12, 2001 at the conversion price of NIS 130 par value of debentures for each ordinary share of a par value of NIS 1. After August 12, 2001 the debentures will no longer be convertible.

            The debentures are secured by a fixed charge on a token deposit which was deposited with the trustee of the debentures. The subsidiary is free to pledge its assets without limitation as to amount and degree, including the registering of charges on additional debenture series, without the necessity of obtaining the consent of the trustee.

      (c) Marketable convertible debentures, with a balance, as at balance sheet date, of NIS 141,870 thousand were issued by Bayside Land Corporation (a subsidiary) per a prospectus published on September 24, 1997.

            The debentures bear interest at the rate of 2.5% p.a.. Both principal and interest are linked to the CPI published for September 1997, and they are redeemable on September 20 of each year from 2000 to 2006. The debentures can be converted into shares on any business day, beginning October 1, 1997 and until August 31, 2001 at the conversion price of NIS 885 par value of debentures for each ordinary share of a par value of NIS 1. After August 31, 2001 the debentures will no longer be convertible.

            The market value of the debentures as at December 31, 1998 is NIS 123,375 thousand.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      A.    Composition: (cont'd)

      2.    Debentures

      Composition:

                                                                    Consolidated
                                                   -----------------------------
                                                   December 31       December 31
                                                          1998              1997
                                                   -----------       -----------
      Total debentures                                  38,891            44,665
      Current maturities                                 5,652             5,673
                                                   -----------       -----------

                                                        33,239            38,992
                                                   ===========       ===========

      Series B

      Marketable debentures, the balance of which as at the balance sheet date was NIS 38,891 thousand were issued by Property and Building (Finance
      1986) Limited (subsidiary) per a prospectus published on July 29, 1990. The debentures bear interest at the rate of 1.85% per annum and are linked (principal and interest) to the consumer price index. The redemption dates are in the years 1998 - 2002. The debentures were issued to the public at a price of NIS 90 for every NIS 100 nominal value of debenture. The market value of the debentures at December 31, 1998 is NIS 33,327 thousand.

      Series - 6 and 7

      Debentures from these series were issued in the past by the Company, and transferred to Property and Building (Finance 1986) Limited (subsidiary) as part of a court approved reorganization between the companies, effective from July 1, 1987. The balance of the outstanding debentures was fully redeemed in 1997 together with the long-term deposits whose source was the proceeds from the issue of the debentures. These debentures bore interest at the rate of 5% per annum and were linked (principal and interest) to the consumer price index.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      A.    Composition: (cont'd)

      3.    Liabilities to banks

                      Interest                                 December 31     December 31
                          Rate                      Current           1998            1997
                    ----------          Total    maturities    -----------     -----------
                            %                                      Balance         Balance
                    ----------        -------    ----------    -----------     -----------
Consolidated
 balance sheet      4.7 - 4.95        230,645         9,169        221,476          99,941
                                      =======    ==========    ===========     ===========

      4.    Liabilities to provident funds

Consolidated
 balance sheet             4.9        161,171         30,050       131,121         123,750
                                      =======    ==========    ===========     ===========

      The liabilities at (3) and (4) are linked to the consumer price index.

      5.    Other long-term liabilities

            The liability is non-interest bearing and is linked to the construction input index - see Note 20C(5).

      B.    Composition in the Company balance sheet:

      (1)   Other long-term liabilities

            Loans from subsidiaries bear interest of 4% and are linked to the consumer price index.

      (2) A capital note of NIS 20,000 bears an annual interest rate that cannot exceed 30% of the rate of increase in the consumer price index.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      C.    Classification of long-term liabilities by years of maturity

                                          Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1998         1997         1998         1997
                              -----------  -----------  -----------  -----------
Within 12 months -
 current maturities                52,727       47,943        2,191        2,609
                              ===========  ===========  ===========  ===========
During second year                154,167       52,147        2,191        2,200
During third year                 110,682      142,600        2,191        2,200
During fourth year                110,659       86,240        2,192        2,200
During fifth year                  84,573       81,975                     2,198
Beyond fifth year till 2005       166,224      147,975
Without redemption date*           60,151       63,601
                              -----------  -----------  -----------  -----------

                                  686,456      574,538        6,574        8,798
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

      B.    Composition:

                                          Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1998         1997         1998         1997
                              -----------  -----------  -----------  -----------
Liability in respect of
 employee severance*                9,302        8,145          457          474
Less - amounts funded*              5,860        5,579          457          474
                              -----------  -----------  -----------  -----------

                                    3,442        2,566            -            -
                              ===========  ===========  ===========  ===========

      * Not including the surrender values of insurance policies for severance pay.

      C. A wholly-owned subsidiary is committed to a retirement arrangement with a widow of an ex-general manager of the subsidiary. Based on an independent actuary's opinion, a liability amounting to NIS 2.3 million (December 31, 1997 - NIS 2.4 millions) is included in the balance sheet as part of the above mentioned severance liability.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 20 - Contingent Liabilities and Commitments

      A.    Contingent liabilities

                                          Consolidated               The Company
                              ------------------------  ------------------------
                              December 31  December 31  December 31  December 31
                                     1998         1997         1998         1997
                              -----------  -----------  -----------  -----------

1.    Guarantees Granted

(a)   In respect of dwelling
       purchase insurance              55         288            55          288

(b)   On behalf of
      subsidiaries
      in respect of -
      Performance guarantees                                    229          225
      Debentures                                             38,891       44,665

      The guarantees are linked mainly to the consumer price index and partly to the construction inputs index.

      2. Claims have been filed against the Company and subsidiaries, in the regular course of business, by apartment purchasers, alleging building defects and/or late delivery. The Company and the subsidiaries do not make any provisions for repairs and warranties, since the agreement with the executing contractors provide for the contractors to indemnify them in respect of such claims.

      3. A legal suit was filed in 1994 against a subsidiary regarding the distribution of profit from a project executed in the years 1981-1985. The plaintiff contends that a partnership, with which the Company had an agreement, is entitled to receive a share in the profits. The plaintiff who claims that he is entitled to one half of the profits of the partnership, is demanding that the said subsidiary pay him NIS 5,839 plus legal costs connected with the claim. The subsidiary has filed a statement of defense against the said claim in which it denies the facts stated in the statement of claim. The subsidiary has made no provision in its books in respect thereto.

      4. Regarding the private placement of Hadarim Properties Ltd. (a subsidiary), the Company undertook to compensate Hadarim Properties Ltd. (with regards to the lots of the subsidiary in their respect of which a contract exists with Israel Land Administration) with the value of the lots, if by chance the above mentioned contract is not executed and the lots are returned to the Administration. Should payment be made to the Administration, Property and Building Ltd. will pay Hadarim Properties Ltd., a sum of not more than NIS 11.1 million linked to the CPI of the month of September 1995, bearing interest of 8%.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 20 - Contingent Liabilities and Commitments (cont'd)

      B.    Liens

      1. A subsidiary has pledged real estate in two projects as well as the assets and anticipated receipts of a project in favor of a bank (an interested party) in respect of the financing of the project.

      2. Another subsidiary has rights in land in favor of banks to secure loans received to finance its acquisition. The Company has also given a dollar linked promissory note in the amount of NIS 2.9 million as security as well as a bank guarantee in the amount of NIS
            0.58 million linked to the dollar to secure the performance of its undertaking towards the Israel Lands Administration to develop the area.

      C.    Commitments

      1. Under the terms of a prospectus for the issue of debentures (series "B") by a subsidiary as stated in Note 18A(2) the Company supplied a bank with debentures out of the aforementioned issue, in an amount of NIS 375,000 N.V. and cash of NIS 337,500 linked with terms identical to those of the debentures. The debentures and cash held by the bank will be used to ensure regular trading at the stock exchange and will be reduced proportionately to the repayment of the debentures. As at December 31, 1998, balances held by the bank, per the above arrangement, amounted to NIS 270,108 (nominal value) in debentures and NIS 702 thousand in cash (including short-term deposits) (December 31, 1997 - NIS 290,400 N.V. and NIS 776 in
            cash).

      2. There are commitments of the Company and subsidiaries in respect of the purchase of real estate, residential construction, and development and construction of building estimated as at balance sheet date at an approximate amount of NIS 271 million. (December 31, 1997 - NIS 244 million).

      3. A subsidiary leased part of a building to the Government of Israel for a term of 15 years, from 1992, with a right, of the lessee, to shorten the term to 12 years. Annual lease payments amount to approximately NIS 3,800 thousand.

      4. The Company has signed an agreement with a subsidiary according to which the subsidiary will manage a construction project for the Company, and will receive a management fee at a given rate of the sales proceeds.

      5. In 1995, a subsidiary acquired 72% of the land rights in an area of 72 dunams for a price of NIS 56.8 million, which will be paid in construction services.

      6. After the balance sheet date, a contract was signed, between the Israeli Government and Carmelton Group Ltd., giving Carmelton the right to renovate, build, finance and operate the Carmel tunnels. The shareholders of Carmelton are an International Spanish Company, Drogdos (40%), Property and Building Ltd.(20%), Astrom (20%) and Fibi (20%). The expected cost of the project is $160 million. In addition, Carmelton will pay royalties of NIS 266 million to the Government of Israel.

      7. After the balance sheet date, a deal was finalized between Bayside Ltd. (a subsidiary) and Industrial Information Center-Haifa (MATAM). According to the deal, MATAM will allot 50.1% of its shares to Bayside for NIS 246.5 million which will be invested in MATAM.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 21 - Income from Construction and Other Sources

                                  Consolidated                            The Company
                     -----------------------------------------    ---------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended
                     December 31    December 31    December 31    December 31     December 31
                            1998           1997           1996           1998           1997
                     -----------    -----------    -----------    -----------     -----------
Apartments,
 stores and land         302,969        259,479        213,055         50,563         57,746
Air-conditioning
 systems and
 others                   30,783         31,561         35,569
Citrus crop                1,013          1,116          1,282

                      -----------    -----------    -----------    -----------     -----------
                         334,765        292,156        249,906         50,563         57,746
                      ===========    ===========    ===========    ===========     ===========

Note 22 - The Company's Equity in the Net Earnings of Investee Companies

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
The Company's
 equity net, in
 the earnings of
 investee
 companies                 7,935          7,824         14,325        113,569          66,578         69,468
Portion of
 initial
 difference
 amortized                (1,353)          (709)          (537)        (1,819)         (1,222)          (363)
                     -----------    -----------    -----------    -----------     -----------    -----------

                           6,582          7,115         13,788        111,750          65,356         69,105
                     ===========    ===========    ===========    ===========     ===========    ===========
Includes
 dividend
 received                  4,389          8,534          8,852         44,662          18,242         13,861
                     ===========    ===========    ===========    ===========     ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 23 - Income from Investments and Fixed Assets

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
Gains on
 realization of
 investments in
 investee
 companies                               11,028             58                            665             58
Gains on sale
 of fixed
 assets and land          70,715            (43)         3,029             15                             23
                     -----------    -----------    -----------    -----------     -----------    -----------
                          70,715         10,985          3,087             15             655             81
                     ===========    ===========    ===========    ===========     ===========    ===========

Note 24 - Income from Securities, Financing and Other Income

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
Gains relating to
 marketable
 securities -
Appreciation
 (depreciation)
 in value                  3,126          3,463          1,300            (12)             27             25
Interest from
 securities                2,514          1,923          1,118             14              15             15
                     -----------    -----------    -----------    -----------     -----------    -----------
                           5,640          5,386          2,418              2              42             40
Interest -
 From banks
  and others               3,378          4,938          3,298                             64
 From investee
  companies                                                                27               4            815
Management
 fees                      1,935          1,671          1,628          1,926           2,116          1,841
Other income               1,729            801            175
                     -----------    -----------    -----------    -----------     -----------    -----------

                          12,682         12,796          7,519          1,955           2,226          2,696
                     ===========    ===========    ===========    ===========     ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 25 - Construction and Other Costs

                                  Consolidated                            The Company
                     -----------------------------------------    ---------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended
                     December 31    December 31    December 31    December 31     December 31
                            1998           1997           1996           1998           1997
                     -----------    -----------    -----------    -----------     -----------
Apartments,
 shops and land:
Construction
 expenses                180,261        140,790        112,113         34,087          36,879
Land                      54,755         37,062         23,232          5,086           6,301
Change in
 inventories of
 apartment and
 shops                   (19,704)         5,265          6,141         (5,846)         (1,439)
                     -----------    -----------    -----------    -----------     -----------
                         215,312        183,117        141,486         33,327          41,741
                     -----------    -----------    -----------    -----------     -----------
Air conditioning
 systems and
 others:
Materials and
 installation*            31,904         28,124         28,840
Change in
 inventories of
 air-conditioning
 and other
 equipment                (5,823)             2          3,904
                     -----------    -----------    -----------
                          26,081         28,126         32,744
                     -----------    -----------    -----------
Citrus crops -
Cultivating and
picking
 expenses                  1,407          1,377          1,319
                     -----------    -----------    -----------
                         242,800        212,620        175,549         33,327          41,741
                     ===========    ===========    ===========    ===========     ===========
*  Including
depreciation                 695            734            604
                     ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 26 - Administrative and General Expenses

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
Salaries and
 related expenses         26,053         23,470         24,117          6,195           5,757          5,998
Directors' fees              863            950          1,044            306             290            323
Professional
 services                  3,744          3,010          2,642            534             296            191
Office
 maintenance               3,630          3,468          3,188          1,109           1,009            976
Other                      4,376          4,102          3,128            653             993            448
                     -----------    -----------    -----------    -----------     -----------    -----------
                          38,666         35,000         34,119          8,797           8,345          7,936
                     -----------    -----------    -----------    -----------     -----------    -----------
Less -
Directors fees
 received from
 affiliated
 companies                  (161)          (171)          (339)
Participation in
 expenses by a
 subsidiary                                                              (567)           (517)          (513)
                     -----------    -----------    -----------    -----------     -----------    -----------

                          38,505         34,829         33,780          8,230           7,828          7,423
                     ===========    ===========    ===========    ===========     ===========    ===========


      The expected costs to complete computer system compliance with year 2000 is of NIS 258 thousand. The accumulated cost to date for computer system compliance at December 31, 1998 is NIS 247 thousand. Total costs for the year are NIS 247 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 27 - Selling and Marketing

                                  Consolidated                            The Company
                     -----------------------------------------    ---------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended
                     December 31    December 31    December 31    December 31     December 31
                            1998           1997           1996           1998           1997
                     -----------    -----------    -----------    -----------     -----------
Salaries and
 related
 expenses                  1,676          1,697          1,441
Advertising and
 others                    3,705          3,729          2,705            266             953
                     -----------    -----------    -----------    -----------     -----------
                           5,381          5,426          4,146            266             953
                     ===========    ===========    ===========    ===========     ===========

Note 28 - Depreciation and Amortization

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
Depreciation              24,811         22,025         19,738          1,028           1,021          1,340
Amortization               3,064          2,429          1,835             31              29             31
                     -----------    -----------    -----------    -----------     -----------    -----------
                          27,875         24,454         21,573          1,059           1,050          1,371
                     ===========    ===========    ===========    ===========     ===========    ===========

Note 29 - Financing Expenses

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
To investee
 companies                                                                936           1,177          3,372
In respect of
 debentures                7,382          8,467          4,394
To banks and
 others                   18,562         17,678         13,499            100                             21
To income tax
 authority                   376              5              8            251
                     -----------    -----------    -----------    -----------     -----------    -----------
                          26,320         26,150         17,901          1,287           1,177          3,393
                     ===========    ===========    ===========    ===========     ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 30 - Taxes on Income

      A.    Tax under inflationary conditions

      The Income Tax Law (Adjustments for Inflation) - 1985, effective beginning with the 1985 tax year, put into practice measurement of results for tax purposes, on a (non-inflationary) basis. The various adjustments required by the above Law are intended to result in taxation based on real income. This notwithstanding, adjustment of nominal profit according to the tax laws does not always equal the adjustment for inflation according to opinions of the Institute of Certified Public Accountants in Israel. As a result there are differences between adjusted profit per the financial statements and adjusted profit for tax purposes.

      B. Carryforward to future years of losses and deductions for tax purposes

      Carryforward losses for tax purposes in subsidiary companies, adjusted for inflation are in the amount of NIS 15,840 thousand as at balance sheet date (December 31, 1997 - NIS 16,410 thousand). Losses from securities that are deductible in future years against real income from marketable securities amount to an adjusted amount of NIS 11,285 thousand at balance sheet date. (December 31, 1997 - NIS 16,527)

      Deductions for inflation of subsidiaries carried forward are in the amount of NIS 35,730 thousand (December 31, 1997 - NIS 32,035 thousand).

      The balances of carryforward losses and the deduction for inflation are carried forward linked to the changes in the consumer price index as per the Law mentioned in A above. No deferred taxes have been created in respect of these carryforwards, with the exception of NIS 7,070 thousand for which deferred taxes were created.

      C.    Composition:

                                  Consolidated                                    The Company
                     -----------------------------------------    ------------------------------------------
                      Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                     December 31    December 31    December 31    December 31     December 31    December 31
                            1998           1997           1996           1998            1997           1996
                     -----------    -----------    -----------    -----------     -----------    -----------
Provision for
 current year             76,764         66,282         41,714          6,493           4,890            798
Taxes relating
 to prior years             (605)           219            100           (177)                           (12)
Deferred taxes,
 net                     (11,282)       (19,216)         4,502            (40)          1,671         (1,793)

                     -----------    -----------    -----------    -----------     -----------    -----------
                          64,877         47,285         46,316          6,276           6,561         (1,007)
                     ===========    ===========    ===========    ===========     ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 30 - Taxes on Income (cont'd)

      D. Final tax assessments for the Company have been received up to and including 1997. Subsidiary companies have received final assessments for tax years 1987-1997. One subsidiary has not received tax assessments since inception (1986).

      E. The main differences between the theoretical tax on the reported income and the amount of the provision for taxes actually charged for the current year.

                                                 Consolidated                                    The Company
                                    -----------------------------------------    ------------------------------------------
                                     Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                                    December 31    December 31    December 31    December 31     December 31    December 31
                                           1998           1997           1996           1998            1997           1996
                                    -----------    -----------    -----------    -----------     -----------    -----------
Adjusted income before
 taxes per statement of
 earnings                               218,984        147,014        141,607         128,382         79,984         66,901
Statutory tax rate (%)                       36             36             36              36             36             36
                                    -----------    -----------    -----------    -----------     -----------    -----------
Theoretical tax on the
 adjusted earnings                       78,834         52,925         50,978          46,217         28,794         23,793
Tax additions  (savings) from:
Company's  equity in the
 net earnings of  investee companies     (2,370)        (2,561)        (4,963)        (40,230)       (23,527)       (24,878)
Realization of
 investments in
 and  gain on  issue  of
 capital by investee companies                          (2,130)           (21)                          (236)           (29)
Expenses not  recognized
 for tax purposes :
Depreciation and
 amortization                             2,187          3,383          2,949             220            235            352
Others                                       51            162            162              30            152            128
Inflationary erosion of
 advance tax payments                     1,824            612          1,170             243              1             10
Income subject to
 reduced tax
 rates                                  (12,785)          (268)          (995)
Losses  carried  forward
 from prior years                        (1,148)        (2,279)        (3,352)
Losses for which
 deferred taxes
 were not provided (mainly
 from securities)                        (1,277)        (1,233)         1,332
Outside shareholder
 interest in
 joint venture                               35             (2)          (180)
Other -- mainly
 difference in
 inflationary adjustment
 principles for financial
 reporting purposes and for

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

 tax purposes                               131         (1,543)          (864)           (27)         1,142            (371)
Adjustments  relating to
 prior years                               (605)           219            100           (177)                           (12)
                                    -----------    -----------    -----------    -----------     -----------    -----------
                                         64,877         47,285         46,316          6,276           6,561         (1,007)
                                    ===========    ===========    ===========    ===========     ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 31 - Related Parties and Interested Parties

     Consolidated

                                                 Consolidated                                    The Company
                                    -----------------------------------------    ------------------------------------------
                                     Year ended     Year ended     Year ended     Year ended      Year ended     Year ended
                                    December 31    December 31    December 31    December 31     December 31    December 31
                                           1998           1997           1996           1998            1997           1996
                                    -----------    -----------    -----------    -----------     -----------    -----------
A.  Balance sheet data
Cash, security deposits
 and receivables                         93,932        154,143                          6,848          5,539
Subsidiary - current account*                                                          15,024
Loans from banks
 and provident funds                    154,190        164,578                          8,765         11,407
Creditors - Orchard
 cultivation and others                     868            709                                           558
Subsidiary - current account                                                                          20,353
Highest balance during
the year                                                                                              43,978
Subsidiary - capital
note                                                                                   20,000

B.  Statement of
earnings data
Financing income from
 deposits and loans
From investee companies                                                                    26              3            815
From banks and others                     2,926          2,208          2,252              (8)                            8

Participation of
 related parties in
 general expenses                                                                         567            517            513

Other income from
 related parties
Management fees                           1,935          1,671          1,628           1,926          2,116          1,841
Rent                                     24,067         24,027         15,282           1,275          1,504          1,301

Financing charges to
 related parties
Investee companies                                                                        936          1,141          3,372
Banks and others                         12,568          9,670          5,187

Benefits to an
interested party
 employed by the
 Company:
Salary and fringe
 benefits**                               1,706          1,598          1,507           1,706          1,598          1,507

Payments to members of
 the Board of Directors
 (1997 and 1998 for 8
 directors;
 1996 for 9 directors)                      306            290            323             306            290            323

*     Represents the highest balance during the period.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

** During the reporting year, the interested party exercised options that had been granted to him in the past (see Note 32C). The difference between the exercise price of the options and the value of the shares received according to the market prices of the shares on the dates of exercise, amounted to approximately NIS 445 thousand (1997 - difference in respect of utilization of rights to shares amounted to NIS 1,001 thousand).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 31 - Related Parties and Interested Parties (cont'd)

      C.    Trust funds are managed by a related parties.

      D.    Transactions with entities connected with certain banking groups.

      The Company was exempted by the Securities Authority from including the disclosure of transactions with an interested party, as is required by the regulations, other than in the case of extraordinary transactions. In the opinion of Management the transactions with such banks were effected in the ordinary course of business, at terms and at prices which are not different from regular market terms and prices.

Note 32 - Private Placement and Issue of Subsidiary

      A.    A security issue by the Company

      In May 1996 the Company issued 549,356 ordinary shares with a par value of NIS 1 per share, by way of rights to shareholders and unquoted option holders.

      In addition, the Company issued 7,357 ordinary shares to employees. The net proceeds of the issues was NIS 86,263 thousand.

      B.    Issues by subsidiaries

      1. In the month of March 1996, the subsidiary, Hadarim Properties Ltd., effected an issue to the public of registered debentures in the amount of NIS 49,988,750, (see Note 18A(1)(a)). The debentures bear interest of 3.5% p.a., are linked to the consumer price index and are convertible until February 8, 2001. 615,625 share purchase option warrants which are exercisable until February 28, 2000, were also issued to the public. Proceeds from the public issues amounted to NIS 68,444 thousand.

            In addition, 2,072,600 ordinary shares with a par value of NIS 1 per share, were issued to shareholders of the subsidiary by way of rights. Proceeds of this issue amounted to NIS 90,025 thousand.

      2. In the month of August 1997, the subsidiary, Hadarim Properties Ltd., effected a private placement of (nonmarketable) convertible debentures to the provident funds of Bank Discount Group, at a value of NIS 50 million. The debentures bear an interest rate of 2.5% p.a. Both the principal and interest rate are linked to the consumer price index and are convertible until August 12, 2001. The proceeds from the private placement amounted to NIS 49,938 thousand.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 32 - Private Placement and Issue of Subsidiary (cont'd)

      B.    Issues by subsidiaries (cont'd)

      3. In the month of September 1997, the subsidiary, Bayside Land Corporation Ltd., effected an issue to the public of registered debenture in the amount of NIS 130,005 thousand N.V.. The debentures bear interest of 2.5% p.a., are linked to the consumer price index and are convertible until August 31, 2001. (See Note 18A (1)(c)).

            270,000 share purchase option warrants which are exercisable until September 20, 2001, were also issued to the public.

            The proceeds from the public issues amounted to NIS 136,024 thousand.

      C.    Share purchase option programs

      1. The Company has the following share purchase option programs for its employees and for the employees of its subsidiaries:

            Share purchase option programs that have been exercised:

            (a) A program dated May 1992 for the allotment of option warrants, at no cost, to senior executives of the Company and of its subsidiaries. From 1996 through 1997 the option holders exercised 24,043 options at an aggregate exercise price of NIS 3,874 thousand (as at balance sheet date). According to the terms of the program, loans were made available to the employees holding the options in an aggregate amount of NIS 3,372 thousand, (as at balance sheet date). The loans bear interest of 2% and are repayable in three annual installments plus any consumer price index linkage differentials.

            (b) A program dated October 1994 for the allotment of option warrants, at no cost, to senior executives of the Company and of its subsidiaries for the purchase of shares of the Company. During 1998, the option holders exercised all the allotted options of the program (according to a prospectus published on May 1996 for the issue of rights of the Company). Total shares purchased amounted to 14,650 at an aggregate price of NIS 3,731 thousand (as at the balance sheet date). Option holders who are employees of the Company or its subsidiaries were given loans of NIS 2,870 thousand (as at balance sheet date). The loans bear interest of 2% and are repayable in three annual installments plus any consumer price index linkage differentials.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 32 - Private Placement and Issue of Subsidiary (cont'd)

      C.    Share purchase option programs (cont'd)

            Share purchase option program not yet exercised:

            A program dated December 1997 for the allotment of 40,140 option warrants, at no cost, to senior executives of the Company and of its subsidiaries for the purchase of 40,140 shares of the Company (of these, the Managing Director is entitled to 11,707 option warrants). The options will be allotted in three equal portions and will be exercisable over a three year period, commencing two years after the date they were allotted. The exercise price of the first portion is NIS 241.62 per option (as of the balance sheet date). The exercise price of the remaining portions will be the lower of the above mentioned exercise price linked to the exchange rate of the U.S. dollar or the average of the closing market prices in the 7 trading days preceding the date they were granted. Assuming that all of the as yet unexercised option warrants of the above described programs are exercised, all of the shares acquired under these option programs, represent 0.96% of the Company's equity and voting rights.

      2.    Subsidiaries have share purchase option programs as described below:

            (a) Bayside Land Company Ltd., declared two share purchase option programs for its senior employees:

                  Share purchase option program that has been exercised:

                  A program dated October 1994 for the allotment of option warrants, at no cost to senior executives of the Company. During the years 1997 and 1998 the option shareholders exercised all the options allotted, based on the program, and acquired 6,970 shares of the Company with a par value of NIS 1 per share at an aggregate price of NIS 2,600 thousand (as at balance sheet date). Options holders, according to the program, who are employees of the Company, were given loans of NIS 1,676 thousand, (as at the balance sheet date), that will be repaid in three installments starting November 1999.

                  Share purchase option program not yet exercised :

                  A program dated November 1997 for the allotment of option warrants, to senior executives of the Company, for purchase of 12,418 shares of the Company. Under the assumption that all the options under the plan are exercised the warrants will provide 0.6.% of the equity in the Company and 0.9.% in the voting rights.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 32 - Private Placement and Issue of Subsidiary (cont'd)

      C.    Share purchase option programs (cont'd)

      2. Subsidiaries have share purchase option programs as described below:(cont'd)

                  (b) Hadarim Properties Ltd. allotted 8,727 share purchase option warrants (Series 1) to its employees under a prospectus published in February 1996. The said subsidiary also published an option program on January 1998 for the allotment of 68,307 share purchase option warrants to its senior employees and to the employees of its subsidiaries. Assuming that all of the outstanding option warrants allotted under the above two programs are exercised, all of the shares acquired represent 1.06% (0.86% in full dilution) of Hadarim Properties equity and voting rights.

                  (c) Ispro Israel Company for building rental Ltd. (subsidiary), published a share purchase option program in January 1998 allotting options to its senior employees to purchase 41,513 of its shares. Assuming that all of the options allotted will be exercised, the shares which will thereby be acquired, represent 1.3% of Ispro's equity and voting rights.

Note 33 - Financial Instruments and Risk Management

      A.    Risk management

      As at December 31, 1998 and 1997 the Group had cash and cash equivalents on deposit with Israeli banks in the amount of NIS 102,997 thousand and NIS 168,589 thousand respectively. Marketable securities of NIS 35,509 thousand and NIS 34,722 respectively, held by the Group consist mainly of quoted government bonds, mutual fund certificates and other debentures. The debts of apartment purchasers included in the balance sheet are secured by the apartments themselves until delivery, which is effected only upon final payment. Therefore, the Company does not consider itself subject to any significant risk exposure.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal Historical Values - The Company

      A.    Balance Sheet

                                                    December 31      December 31
                                                           1998             1997
                                                    -----------      -----------
      Current Assets
      Cash and cash equivalents                           1,220            1,504
      Marketable securities                                 576              593
      Other receivables                                  20,711            4,900
      Building projects under construction and
       apartments inventory                              11,004            3,357
                                                    -----------      -----------

                                                         33,511           10,354
                                                    -----------      -----------

      Land                                                  300            5,348
                                                    -----------      -----------

      Long-term Loans                                     3,237            2,615
                                                    -----------      -----------

      Investments
      In investee and other companies                   675,291          563,248
                                                    -----------      -----------

      Fixed Assets
      Buildings, land, plantations and others             9,858           10,126
      Less/- Accumulated depreciation                       686              599
                                                    -----------      -----------

                                                          9,172            9,527
                                                    -----------      -----------

      Deferred Charges                                       26               28
                                                    -----------      -----------

                                                        721,537          591,120
                                                    ===========      ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal Historical Values - The Company (cont'd)

      A.    Balance Sheet (cont'd)

                                                     December 31     December 31
                                                            1998            1997
                                                     -----------     -----------
      Current Liabilities
      Advances from purchasers of
       apartments and others, net                          2,832           1,402
      Current maturities of long-term liabilities          2,191           2,402
      Other payables                                      19,655          32,367
      Proposed dividend                                   20,000          17,000
                                                     -----------     -----------

                                                          44,678          53,171
                                                     -----------     -----------

      Long-term Liabilities
      Liabilities to banks and provident funds             6,574           8,100
      Capital note                                        20,000
                                                     -----------     -----------

                                                          26,574           8,100
                                                     -----------     -----------

      Shareholders' equity                               650,285         529,849
                                                     -----------     -----------

                                                         721,537         591,120
                                                     ===========     ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
          Historical Values - The Company (cont'd)

      B.    Statements of Earnings for the Year Ended December 31

                                                       1998      1997      1996
                                                    -------   -------   -------
      Income
      Rentals and warehousing                         9,378     7,643     6,827
      From construction                              47,022    49,084
      The Company's equity in the net
       earnings of investee companies, net          126,946    72,255    86,417
      Gains from investments and fixed assets            28     1,904        22
      Income from securities, financing
       and others income                              2,448     2,770     3,603
                                                    -------   -------   -------

                                                    185,822   133,626    96,869
                                                    -------   -------   -------

      Costs and expenses
      Construction                                   30,665    34,669
      Administrative, selling and others              8,307     8,014     6,340
      Property maintenance (excluding depreciation)   1,005       763       733
      Depreciation and amortization                     213       147       146
      Property taxes on land                            510       817       864
      Interest and linkage differences                3,966     4,214     9,720
                                                    -------   -------   -------

                                                     44,666    48,624    17,803
                                                    -------   -------   -------

      Earnings before taxes on income               141,156    85,002    79,066
      Taxes on income                                 4,853     5,005    (1,036)
                                                    -------   -------   -------

      Net earnings for the year                     136,303    79,907    80,102
                                                    =======   =======   =======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal
          Historical Value - The Company (cont'd)

      C.    Statement of Shareholders' Equity

                                                       Share   Capital   Retained      Total
                                                     capital   surplus   earnings
                                                     -------   -------   --------    -------
      Balance as at
       January 1, 1996                                 3,546    17,409    301,585    322,540

      Net earnings for the year
       ended December 31, 1996                                             80,102     80,102
      Capital issue                                      557    71,287                71,844
      Proposed dividend - 280%                                            (11,500)   (11,500)
                                                     -------   -------   --------    -------

      Balance as at
       December 31, 1996                               4,103    88,696    370,187    462,986

      Net earnings for year ended
       December 31, 1997                                                   79,907     79,907
      Exercised option warrants                           26     3,930                 3,956
      Proposed dividend - 412%                                            (17,000)   (17,000)
                                                     -------   -------   --------    -------

      Balance at December 31, 1997                     4,129    92,626    433,094    529,849

      Net earnings for current year                                       136,303    136,303
      Exercised option warrants                           15     4,118                 4,133
      Proposed dividend - 482.7%                                          (20,000)   (20,000)
                                                     -------   -------   --------    -------

                                                       4,144    96,744    549,397    650,285
                                                     =======   =======   ========    =======

      D.    Share capital (cont'd)

      1.    Composition

                                                       December 31, 1998        December 31, 1997
                                                  ----------------------   ----------------------
                                                  Authorized      Issued   Authorized      Issued
                                                  ----------   ---------   ----------   ---------
                                                         NIS         NIS          NIS         NIS
                                                  ----------   ---------   ----------   ---------
      Ordinary shares of a par value
       of NIS 1 each (registered) -
      Listed on the Tel-Aviv
       Stock Exchange                              6,000,000   4,143,615    6,000,000   4,128,965
                                                  ==========   =========   ==========   =========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements

      1.    Balance Sheet

                                                             Consolidated
                                          -------------------------------
                                          December 31         December 31
                                                 1998                1997
                                          -----------        ------------
      Current Assets

      Cash and cash equivalents               102,985             155,017
      Short-term deposits and loans             3,547               1,628
      Marketable securities                    13,223              35,509
      Trade receivables                        49,091              20,501
      Other receivables and debit balances     62,602              30,844
      Apartments and other inventories         62,805               5,482
      Building projects under construction     75,373             100,919
                                          -----------        ------------

                                              369,626            350,080
                                          -----------        ------------

      Land                                    393,781             319,774
                                          -----------        ------------

      Long-term Deposits                        4,965               3,247
                                          -----------        ------------

      Investments
      In investee companies                   120,769             102,505
                                          -----------        ------------

      Fixed Assets

      Buildings, land and other             1,109,056             856,560

      Less/- Accumulated depreciation         118,248             113,619
                                          -----------        ------------

                                              990,808             742,941
                                          -----------        ------------

      Deferred Charges and Other  Assets       85,801              65,419
                                          -----------        ------------

                                            1,965,750           1,583,966
                                          ===========        ============

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      1.    Balance Sheet (cont'd)

                                                                  Consolidated
                                                    --------------------------
                                                    December 31    December 31
                                                           1998           1997
                                                    -----------   ------------

      Current Liabilities

      Advances from purchasers of
        apartments and others, net                       21,071         11,965
      Credit from banks                                  19,900         28,955
      Current maturities of long-term liabilities        53,405         44,138
      Suppliers and sub-contractors                      14,055         22,379
      Creditors and credit balances                     130,545         57,968
      Deferred taxes                                                       105
      Proposed dividend                                  29,768         23,107
                                                    -----------   ------------

                                                        268,744        188,617
                                                    -----------   ------------

      Long-term Liabilities

      Long-term loans                                   723,734        551,475
      Deferred taxes                                      1,099          1,284
      Liability in respect of employee
        severance benefits                                3,442          2,362
                                                    -----------   ------------

                                                        728,275        555,121
                                                    -----------   ------------

      Minority interest                                 217,513        212,329
                                                    -----------   ------------
      Receipt on account of option warrants
        in a subsidiary                                   8,665          8,665
                                                    -----------   ------------

      Shareholders' Equity
      Share capital                                      81,327         81,312
      Capital surplus                                    96,670         92,684
      Retained earnings                                 564,556        445,238
                                                    -----------   ------------

                                                        742,553        619,234
                                                    -----------   ------------

                                                      1,965,750      1,583,966
                                                    ===========   ============

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      2.    Statement of Earnings for the Year Ended December 31

                                                                  Consolidated
                                                     December 31   December 31
                                                            1998          1997
                                                     -----------  ------------
      Income
      Rentals and warehousing                            150,363       135,647
      From construction and other sources                314,527       254,702
      The Company's equity in the net
       earnings of investee companies                     13,231        12,435
      Gains on sale of investments and fixed assets       77,163        12,652
      Income from securities, financing and others        19,353        18,664
                                                     -----------  ------------

                                                         574,637       434,100
                                                     -----------  ------------
      Cost and expenses
      Construction and other costs                       206,232       176,030
      Administrative, selling and others                  42,747        36,913
      Property maintenance (excluding  depreciation)      12,827        11,231
      Depreciation and amortization                       18,114        14,570
      Property taxes on land                               8,066         8,510
      Financing                                           76,042        48,699
                                                     -----------  ------------

                                                         364,028       295,953
                                                     -----------  ------------

      Earnings before taxes on income                    210,609       138,147
      Taxes on income                                     36,518        23,415
                                                     -----------  ------------

      Earnings after taxation                            174,091       114,732

      Less/- Minority interest in earnings                34,773        30,136
                                                     -----------  ------------

      Net earnings                                       139,318        84,596
                                                     ===========  ============

      Earnings Per Share
      Primary earnings per share of NIS 1.00 par
       value (in NIS)                                      33.62         20.53
                                                     ===========  ============
      Diluted earning per share                            32.66         19.72
                                                     ===========  ============

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      3.    Statement of Shareholders' Equity

                                             Share    Capital    Retained       Total
                                           capital    surplus    earnings
                                         ---------  ---------   ---------     -------
      Balance as at
       January 1, 1997                      81,287     88,460     377,642     547,389

      Net earnings for the year
       ended December 31, 1997                                     84,596      84,596

      Issue of Shares                           25      3,930                   3,955

      Paid in capital options, net                        294                     294

      Proposed dividend, net -412%                                (17,000)    (17,000)
                                         --------   ---------   ---------     -------

      Balance as at
       December 31, 1997                    81,312     92,684     445,238     619,234
                                         --------   ---------   ---------     -------

      Net earnings for the year
       ended December 31, 1998                                    139,318     139,318

      Issue of Shares                           15      3,505                   3,520

      Paid in capital options, net                        481                     481

      Proposed dividend, net - 482.7%                             (20,000)    (20,000)
                                         --------   ---------   ---------     -------

      Balance as at
       December 31, 1998                    81,327     96,670     564,556     742,553
                                         ========   =========   =========     =======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      C. Adjustment of the nominal historical income to the income for the purpose of PEC:

                                                                    Year ended
                                                 -----------------------------
                                                 December 31       December 31
                                                        1998              1997
                                                 -----------       -----------

      Nominal historical net income as per
       the statement of earnings                     136,303            79,907

      Adjustment of differences relating to
       the following items:                            3,365             1,245

      Advances from apartment purchasers
      Construction work and land                       1,271              (544)
      The Company's equity in the net earnings
       of investee companies                           2,974               657
      Income from investments and fixed assets        (3,177)           (1,881)
      Financing                                       (2,567)              854
      Depreciation and amortization                   (3,073)           (3,169)
      Deferred taxes                                   6,859             9,113
      Minority interest in earnings                     (125)           (1,758)
      Others                                          (2,512)              172
                                                 -----------       -----------
      Net income for the special purpose
       statement of earnings                         139,318            84,570
                                                 ===========       ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Annex - Percentage of Holding in Investee Companies as at December 31, 1998

                                                              1998                      1997
                                            ----------------------    ----------------------
                                            Percent of holding (1)    Percent of holding (1)
                                            ----------------------    ----------------------
                                                   Voting   Equity            Voting  Equity
                                            -------------   ------    --------------  ------
                                                        %        %                 %       %
                                            -------------   ------    --------------  ------
      Subsidiary companies

      Bayside Land Corporation Ltd.*(2)             73.74    67.44             70.58   64.42
      Hadarim Properties Ltd. (3)                   90.00    90.00             90.00   90.00
      Naveh Building & Development Ltd.             90.00    90.00             90.00   90.00
      "Gad" Building Company Ltd.                   90.00    90.00             90.00   90.00
      "Ispro" The Israeli Properties
       Rental Corp. Ltd.                            73.94    73.94             66.38   66.38
      Shadar Building Company Ltd.                    100      100               100     100
      Merkaz Herzlia "A" Ltd.                         100      100               100     100
      Merkaz Herzlia "B" Ltd. (4)                     100    74.16               100     100
      "Hon" Investment and Trust
       Company Ltd.                                   100      100               100     100
      Property and Building
       (Finance 1986) Ltd.                            100      100               100     100
      Aclim 2000 for Ecology Ltd.                     100      100               100     100
      "Gilat" Building and Housing
       in Development Areas Ltd.                      100      100               100     100
      Nichsei Nachalat Beit
       Hashoeva B.M                                   100      100               100     100
      Em Hamoshavot - Hatzafon
       Hachadash                                      100      100               100     100

      Affiliated companies

      Science Based Industries                         50       50                50      50
       Campus Ltd.
      Mehadrin Ltd.                                 34.96    34.96             34.96   34.96
      Bartan Holdings and
       Investment Ltd.                              30.93    30.93             30.93   30.93
      K.B.A Townbuilders Group Ltd. (7)             23.13    23.13             23.13   23.13
      Carneltan Group Ltd.                          20.00   20.00

      (1)   Including shareholding through subsidiaries.

      (2) Conversion of the Consolidated Companies will dilute the Companies holdings from 56.22% in capital stock and 57.32% in voting.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Annex - Percentage of Holding in Investee Companies as at December 31, 1998

      (3) The conversion of the debentures of the subsidiary will result in the dilution of the Company's holding therein to 82.86%.

            The exercise of the option warrants of the subsidiary together with the conversion of the debentures will results in the dilution of the Company's holding to 76.78%.

            The conversion of non marketable debentures of the subsidiary, together with the previous conversions will result in a dilution of the Company's holding to 73.46%.

      (4) This shareholding entitles the Company to 97.35% of the profits distributed by way of cash dividend.

      (5)   Directly and through the Company A.A. Holdings Ltd.

      (6)   See Note 20C(6).

      (7) As to the dilutive influence of the Consolidated Employee Option Plan - See Note 32C(2).

            [LETTERHEAD OF KESSELMAN & KESSELMAN, COOPERS & LYBRAND]

March 10, 1998

Somekh, Chaikin, CPA's
Tel-Aviv

Dear Sirs

Re: Bayside Land Corporation Ltd.

We have audited the primary financial statements of Bayside Land Corporation Ltd. (hereafter - the company) at December 31, 1997 and for the year then ended, which have been adjusted on the basis of the changes in the consumer price index, in accordance with the provisions of Opinions of the Institute of Certified Public Accountants in Israel.

Base on our audit, we issued an unqualified auditors' report, dated March 10, 1998, on the above financial statements.

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

/s/ Kesselman & Kesselman

March 10, 1998

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

Based on our audits, we issued an unqualified auditors' report, dated March 1, 1997 on the above financial statements.

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

Sincerely,

Kesselman and Kesselman

                                 Super-Sol Ltd.

                                  Consolidated
                              Financial Statements
                               December 31, 1998

DIRECTORS

Dalia Lev                           Chairperson of the Board

Eliahu Cohen

Jacob Eshel                         Resigned on March 31, 1998

Avinoam Finkelman                   Resigned on July 2, 1998

Professor Ehud Hominer

Frank Klein

Lenny Recanati (2)

Amnon Sadeh (2)                     Resigned on July 2, 1998

Dr. Aliza Savir (1)(2)              Resigned on September 30, 1998

Herzel Shalem (1)(2)                Resigned on April 27, 1998

Professor Yaakov Hornik (1)(2)      Appointed on April 28, 1998

Dr. Yoram Turbowicz                 Appointed on April 1, 1998

Robin Hacke (1)(2)                  Appointed on October 1, 1998


Company Management

Amiaz Sagis                         President of the Company - Appointed on
                                    January 1, 1999

David Alphandary                    President of the Company - Resigned on
                                    December 31, 1998

Chaim Elkan                         Vice President

Dr. Yehuda Freidenberg              Vice President

Ya'akov Ginsburg                    Vice President

David Lev                           Vice President

Ariel Levinson                      Vice President

----------
(1)   Independent Director

(2)   Member of Audit Committee

Consolidated Financial Statements as at December 31, 1998         Super-Sol Ltd.
--------------------------------------------------------------------------------

Contents
                                                                          Page
                                                                          ----

Independent Accountants' Report                                             2

Financial Statements Adjusted for the Effect of Inflation on the Basis of the CPI for December 1998:

Consolidated Balance Sheets as at December 31, 1997 and 1998                4

Consolidated Statements of Income for the years ended
 December 31, 1996, 1997 and 1998                                           6

Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 1996, 1997 and 1998                           7

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1997 and 1998                                           9

Notes to the Consolidated Financial Statements                             13

List of Investee Companies - Schedule A                                    65

Details of Investments in Affiliates and Summaries of their
 Financial Statements  - Schedule B                                        66

Independent Accountants Report to
the Shareholders of Super-Sol Ltd.

We have audited the attached consolidated balance sheets of Super-Sol Ltd. (the Company) and its subsidiaries as at December 31, 1997 and 1998 and the consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years the last of which ended on December 31, 1998. The consolidated financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We have not audited the financial statements of subsidiary companies in prior years, whose assets represent approximately 1.9% of the total consolidated assets as at December 31, 1997, and whose income represents approximately 5.6% and 4.5% of the total consolidated income for the years ended December 31, 1996 and 1997, respectively. The financial statements of these companies were audited by other auditors who provided us with their reports and our opinion, inasmuch as it relates to amounts included in respect of these companies, is based on the reports of the other auditors. Similarly the data relating to the net asset value of investments in affiliated companies in the consolidated financial statements as at December 31, 1998 and to the Company's equity in the results of these companies for the year ended December 31, 1998, are based on financial statements, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Auditor's Mode of Performance) - 1973. Such auditing standards are substantially identical to generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management as well as evaluating the overall financial statements presentation. We believe that our audits provide a fair basis for our opinion.

The above mentioned financial statements have been prepared on the basis of the historical cost convention, in historical values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

In our opinion, based upon our audits and the reports of other auditors mentioned above, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as at December 31, 1997 and 1998, the results of operations and the changes in shareholders' equity and cash flows, for each of the three years the last of which ended on December 31, 1998, in conformity with generally accepted accounting principles (GAAP) in Israel (as applicable to these financial statements, Israeli GAAP and U.S. GAAP are substantially identical in all material respects, except as otherwise described in Note 30 to the consolidated financial statements).

Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparations of Annual Financial Statements), 1993.

Somekh Chaikin
Certified Public Accountants (Isr.)
Tel Aviv, March 9, 1999

Consolidated Balance Sheets
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                          Convenience
                                                                          translation
                                                                            into U.S.
                                              -------------------------       dollars
                                                    Adjusted NIS            (Note 1D)
                                              -------------------------   -----------
                                              December 31   December 31   December 31
                                              -----------   -----------   -----------
                                                     1997          1998          1998
                                              -----------   -----------   -----------
                                       Note                 (thousands)
                                -----------   ---------------------------------------
Assets                                   25

Current assets                           29

Cash and cash equivalents                 2        18,940        41,863        10,063
Marketable securities at
market value                              3       179,931       106,406        25,578
Short-term loans and deposits             4        29,785         5,642         1,356
Trade receivables, net                    5       571,853       607,846       146,117
Other current assets                      6        63,741        49,506        11,900
Inventories                               7       325,046       371,221        89,236
                                              -----------   -----------   -----------

                                                1,189,296     1,182,484       284,250
                                              -----------   -----------   -----------
Investments and loans

Investments                               8        84,910        38,984         9,371
Long-term loans and receivables           9        26,543        41,446         9,963
                                              -----------   -----------   -----------

                                                  111,453        80,430        19,334
                                              -----------   -----------   -----------

Fixed assets, net                        10     1,628,095     1,787,259       429,630
                                              -----------   -----------   -----------

Deferred expenses and other assets       11        81,413        61,527        14,790
                                              -----------   -----------   -----------

_____________________________ Chairperson of the Board of Directors
Dalia Lev

_____________________________ Director
Lenny Recanati

_____________________________ President
Amiaz Sagis

March 9, 1999

                                              -----------   -----------   -----------

Total assets                                    3,010,257     3,111,700       748,004
                                              ===========   ===========   ===========

                                                                  Super-Sol Ltd.
--------------------------------------------------------------------------------

                                                                          Convenience
                                                                          translation
                                                                            into U.S.
                                              -------------------------       dollars
                                                    Adjusted NIS            (Note 1D)
                                              -------------------------   -----------
                                              December 31   December 31   December 31
                                              -----------   -----------   -----------
                                                     1997          1998          1998
                                              -----------   -----------   -----------
                                       Note              (thousands)
                                -----------   ---------------------------------------
Liabilities and shareholders'
 equity

Current liabilities                      29

Short-term bank credits                  12        72,637        21,405         5,145
Trade payables                                    636,181       671,949       161,526
Other payables                           13       138,823       169,598        40,769
                                              -----------   -----------   -----------
                                                  847,641       862,952       207,440
                                              -----------   -----------   -----------
Long-term liabilities

Loans from banks                         14       412,098       393,233        94,527
Loans from others                        15         6,588         7,471         1,796
Provision for employee
severance
 benefits, net                           16         5,146         5,081         1,221
Deferred taxes                           22        29,762        33,167         7,973
                                              -----------   -----------   -----------
                                                  453,594       438,952       105,517
                                              -----------   -----------   -----------

Shareholders' equity
Share capital                            17       222,149       222,218        53,418
Capital reserves                                  421,683       430,515       103,490

Retained earnings                               1,065,190     1,157,063       278,139
                                              -----------   -----------   -----------
                                                1,709,022     1,809,796       435,047
                                              -----------   -----------   -----------

Contingent liabilities and               24
commitments

                                              -----------   -----------   -----------

Total liabilities and shareholders' equity      3,010,257     3,111,700       748,004
                                              ===========   ===========   ===========

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statements of Income for
the Years Ended December 31                                       Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                  Convenience
                                                                  translation
                                                                    into U.S.
                               ----------------------------------     dollars
                                          Adjusted NIS              (Note 1D)
                               ----------------------------------   ---------
                                    1996        1997         1998        1998
                               ---------   ---------   ----------   ---------
                        Note        (In thousands except per share data)
                   ----------  ----------------------------------------------
Revenues

Sales                          4,005,971   4,911,212    5,101,821   1,226,399
Rentals and
operation of
 shopping malls           18      30,279      31,661       33,230       7,988
                               ---------   ---------   ----------   ---------
                               4,036,250   4,942,873    5,135,051   1,234,387
                               ---------   ---------   ----------   ---------

Costs and expenses

Cost of sales                  2,999,895   3,688,077    3,794,593     912,162
Operating, selling,
 administrative and
 general                  19     770,433     953,879    1,063,751     255,709
Depreciation and
 amortization                     81,916     104,272      112,580      27,063
                               ---------   ---------   ----------   ---------
                               3,852,244   4,746,228    4,970,924   1,194,934
                               ---------   ---------   ----------   ---------

Operating profit                 184,006     196,645      164,127      39,453
                               ---------   ---------   ----------   ---------

Other income
 (expenses), net

Financial income, net     20      17,028       3,558        9,453       2,272
Sundry income
 (expenses), net          21      (6,718)     (5,061)      29,818       7,168
                               ---------   ---------   ----------   ---------
                                  10,310      (1,503)      39,271       9,440
                               ---------   ---------   ----------   ---------

Earnings before
 income taxes                    194,316     195,142      203,398      48,893

Income taxes              22      77,682      76,156       77,605      18,655
                               ---------   ---------   ----------   ---------
Earnings before
 earnings of affiliates
 and minority interest           116,634     118,986      125,793      30,238

Company's equity in
 the earnings of
 affiliated companies,
 net                               2,428       2,052        1,261         303
                               ---------   ---------   ----------   ---------
                                 119,062     121,038      127,054      30,541
Minority interest in
 net losses (earnings)
 of consolidated
 subsidiaries                        255         535          (35)         (8)
                               ---------   ---------   ----------   ---------

Net earnings                     119,317     121,573      127,019      30,533
                               =========   =========   ==========   =========
Earnings per NIS 1
 par value of Ordinary
 Shares of NIS 0.1
 each                     27

Primary and diluted                 6.76        6.57         6.01        1.44
                               =========   =========   ==========   =========

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998


                                                  Share   Capital        Capital    Cumulative      Retained        Total
                                                capital  reserves     reserve in   translation      earnings
                                                    (1)       (2)     respect of    adjustment
                                                                        employee
                                                                    stock option
                                                -------  --------   ------------   -----------      --------    ---------
                                                                 Adjusted NIS (thousands)
                                                -------------------------------------------------------------------------
Balance at January 1, 1996                      218,374    76,296          1,081        (1,101)      873,730    1,168,380
Adjustments arising from the translation of
 financial statements of an investee company         --        --             --        (1,878)           --       (1,878)
Exercise of stock options                            68     3,457             --            --            --        3,525
Net earnings for the year ended
 December 31, 1996                                   --        --             --            --       119,317      119,317
Dividend paid                                        --        --             --            --       (24,519)     (24,519)
                                                -------  --------   ------------   -----------      --------    ---------
Balance at December 31, 1996                    218,442    79,753          1,081        (2,979)      968,528    1,264,825
Adjustments arising from the translation of
 financial statements of an investee company         --        --             --        (1,047)           --       (1,047)
Tax benefit in respect of stock option
 exercised by employees                              --       194             --            --            --          194
Exercise of stock options                           116     7,750           (841)           --            --        7,025
Issuance of shares (3)                            3,591   337,772             --            --            --      341,363
Net earnings for the year ended
 December 31,1997                                    --        --             --            --       121,573      121,573
Dividend paid                                        --        --             --            --       (24,911)     (24,911)
                                                -------  --------   ------------   -----------      --------    ---------
Balance at December 31, 1997                    222,149   425,469            240        (4,026)    1,065,190    1,709,022
Adjustments arising from the translation of
 financial statements of an investee company         --        --             --         4,026            --        4,026
Issuance expenses                                    --       (46)            --            --            --          (46)
Tax benefit in respect of stock option
 exercised by employees                              --       865             --            --            --          865
Exercise of stock options                            69     4,140           (153)           --            --        4,056
Net earnings for the year ended
 December 31,1998                                    --        --             --            --       127,019      127,019
Dividend paid                                        --        --             --            --       (35,146)     (35,146)
                                                -------  --------   ------------   -----------      --------    ---------
Balance at December 31, 1998                    222,218   430,428             87            --     1,157,063    1,809,796
                                                =======  ========   ============   ===========      ========    =========

(1)   Includes capital reserves up to October 31, 1985.

(2)   As from November 1, 1985.

(3) After the deduction of issuance expenses in the sum of NIS 28,952 thousand.

See Note 17 in respect of the issuance of shares after the balance sheet date following the exercise of stock options.

See Note 26 regarding the acquisition of the Company's shares by a wholly owned subsidiary after balance sheet date.

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statement of Changes
in Shareholders' Equity (cont'd)                                  Super-Sol Ltd.
--------------------------------------------------------------------------------

                                                              Convenience translation into U.S. Dollars (Note 1D)
                                                    ----------------------------------------------------------------------------
                                                         Share       Capital        Capital    Cumulative    Retained      Total
                                                    capital(1)   reserves(2)     reserve in   translation    earnings
                                                                                 respect of    adjustment
                                                                                   employee
                                                                               stock option
                                                    ----------   -----------   ------------   -----------    --------    -------
                                                                                       (thousands)
                                                    ----------------------------------------------------------------------------
Balance at January 1, 1998                              53,401       102,276             58          (968)    256,055    410,822
Adjustments arising from the translation of
 financial statements of an investee company                --            --             --           968          --        968
Issuance expenses                                           --           (11)            --            --          --        (11)
Tax benefit in respect of stock option
 exercised by employees                                     --           209             --            --          --        209
Exercise of stock options                                   17           993            (35)           --          --        975
Net earnings for the year ended
 December 31, 1998                                          --            --             --            --      30,533     30,533
Dividend paid                                               --            --             --            --      (8,449)    (8,449)
                                                    ----------   -----------   ------------   -----------    --------    -------

Balance at December 31, 1998                            53,418       103,467             23            --     278,139    435,047
                                                    ==========   ===========   ============   ===========    ========    =======

(1)   Includes capital reserves up to October 31, 1985.

(2)   As from November 1, 1985.

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31                                   Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                  Convenience
                                                                  translation
                                                                    into U.S.
                               ----------------------------------     dollars
                                          Adjusted NIS              (Note 1D)
                               ----------------------------------   ----------
                                    1996        1997         1998        1998
                               ---------   ---------   ----------   ----------
                                                  (thousands)
                               -----------------------------------------------

Cash flows generated by
 operating activities
Net earnings                     119,317     121,573      127,019       30,533
Adjustments necessary to
 reflect cash flows generated
 by operating activities
 (see Annex 1)                    24,234      69,381       92,320       22,191
                               ---------   ---------   ----------   ----------

Net cash inflow generated by
 operating activities            143,551     190,954      219,339       52,724
                               ---------   ---------   ----------   ----------
Cash flows generated by
 investing activities
 Purchase of fixed assets       (275,697)   (535,754)    (296,578)     (71,293)
Investment in deferred
 costs and other assets          (36,150)    (54,091)      (4,257)      (1,023)
Purchase of marketable
 securities                     (923,953)   (224,347)    (187,369)     (45,041)
Proceeds of sale of
 marketable securities         1,027,001     118,348      248,274       59,681
Short-term deposits repaid
 (received)                           --     (27,851)      27,500        6,611
Proceeds from disposal of
 fixed assets                      3,739       5,854          861          207
Additional acquisitions
 of shares in a subsidiary        (1,064)     (4,448)          --            -
Proceeds of sale of a
 partnership and investee
 company                              --          --       35,421        8,515
Proceeds of sale of an
 investment in a previously
 consolidated company
 (see Annex 2)                        --          --       75,548       18,161
Proceeds of sale of
 long-term investments               530          --           --            -
Long-term loan granted, net       (8,758)    (16,107)     (17,232)      (4,142)
Proceeds (investments) in
 capital notes and loans to
 investee companies, net          (3,055)     16,422       15,307        3,680
Proceeds (investment) in
 partnership rights              (15,697)         --        3,473          835
                               ---------   ---------   ----------   ----------

Net cash outflow generated
 by investing activities        (233,104)   (721,974)     (99,052)     (23,809)
                               ---------   ---------   ----------   ----------

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31 (cont'd)                          Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                   Convenience
                                                                   translation
                                                                     into U.S.
                               ----------------------------------      dollars
                                          Adjusted NIS               (Note 1D)
                               ----------------------------------  -----------
                                    1996        1997         1998         1998
                               ---------   ---------   ----------  -----------
                                                  (thousands)
                               -----------------------------------------------

Cash outflows generated by
 financing activities
Issuance of shares, net
 of costs                             --     341,363          (46)         (11)
Exercise of stock options
 (after deduction of issue
 expenses)                         3,525       7,025        4,056          975
Dividend paid                    (24,519)    (24,911)     (35,146)      (8,449)
Receipt (payment) of
 long-term liabilities               (10)    (12,498)         459          110
Receipt (payments) of
 long-term bank loans             (5,433)    333,470       (8,225)      (1,977)
Credit from banks, net           127,600    (118,481)     (58,462)     (14,053)
                               ---------   ---------   ----------   ----------
Net cash (outflow)
 provided by financing
 activities                      101,163     525,968      (97,364)     (23,405)
                               ---------   ---------   ----------   ----------
Translation differences
 in respect of cash balances
 in an investee company           (1,353)       (201)          --           --
                               ---------   ---------   ----------   ----------

Increase (decrease) in
 Cash and Cash equivalents        10,257      (5,253)      22,923        5,510

Balance of Cash and Cash
 Equivalents at the beginning
 of the year                      13,936      24,193       18,940        4,553
                               ---------   ---------   ----------   ----------

Balance of Cash and Cash
 Equivalents at the
 end of the year                  24,193      18,940       41,863       10,063
                               =========   =========   ==========   ==========

       The accompanying notes and schedules are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31 (cont'd)                          Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                  Convenience
                                                                  translation
                                                                    into U.S.
                                                                      dollars
                                         Adjusted NIS               (Note 1D)
                              ----------------------------------  -----------
                                   1996        1997         1998         1998
                              ---------   ---------   ----------  -----------
                                                 (thousands)
                              -----------------------------------------------

Annex 1

Adjustments necessary to
 reflect cash flows generated
 by operating activities
Income and expenses not
 involving cash flows:
Depreciation and amortization
 of deferred expenses            87,298     105,181      130,396       31,345
Change in deferred taxes, net     3,224      (8,264)       9,049        2,175
Company's equity in the
 earnings of affiliated
 companies, net                  (2,428)     (2,052)      (1,261)        (303)
Company's equity in loss
 of partnership                   1,341       2,396          444          107
Minority interest in
 subsidiaries earnings (losses)    (255)       (535)          35            8
Increase (decrease) in
 provision for employee
 severance benefits, net            231      (1,281)         (65)         (16)
Capital losses , net              3,039       3,620        4,451        1,070
Appreciation (erosion) of
 long-term liabilities              124       7,574       (1,733)        (417)
Appreciation (erosion) and
 accrued interest on loans
 granted to investee companies
 and a partnership, net            (781)       (307)          32            8
Erosion and accrued interest
 on long term loans granted
 to others, net                      --      (1,129)      (1,064)        (256)
Decrease (increase) in
 value of marketable
 securities                      (6,895)     (3,604)       7,909        1,901
Decrease (increase) in value
 of shares in a foreign company    (150)        114           --            -
Profit on sale of subsidiary
 (Annex 2)                           --          --      (44,242)     (10,635)
Profit on sale of a partnership
 and investee company                --          --       (7,500)      (1,803)

Changes in asset and
 liability items:
Increase in trade receivables   (88,687)    (88,588)     (36,408)      (8,752)
Decrease (increase) in
 other current assets           (14,028)      3,206        6,222        1,496
Increase in inventories         (41,956)    (70,149)     (61,401)     (14,760)
Increase in trade payables       78,158     111,669       53,068       12,757
Increase in other payables        5,999      11,530       34,388        8,266
                              ---------   ---------   ----------   ----------
                                 24,234      69,381       92,320       22,191
                              =========   =========   ==========   ==========

Consolidated Statements of Cash Flows
for the Years Ended December 31 (cont'd)                          Super-Sol Ltd.
--------------------------------------------------------------------------------

Adjusted New Israeli Shekels as of December 1998

                                                                  Convenience
                                                                  translation
                                                                    into U.S.
                                                                      dollars
                                         Adjusted NIS               (Note 1D)
                              ----------------------------------  -----------
                                   1996        1997         1998         1998
                              ---------   ---------   ----------  -----------
                                                 (thousands)
                              -----------------------------------------------

Annex 2

Proceeds of sale of a subsidiary
Assets and liabilities of
 previously consolidated
 subsidiary:
Working capital (excluding cash
 and cash equivalents                --          --        2,856          687
Fixed assets                         --          --       27,526        6,617
Long-term liabilities                --          --       (3,102)        (746)
Other current assets                 --          --        4,026          968
Gain on sale of investment           --          --       44,242       10,635
                              ---------   ---------   ----------   ----------

                                     --          --       75,548       18,161
                              =========   =========   ==========   ==========

Annex 3

Additional data relating
 to investing and financing
 activities not involving
 cash flows

Investment in fixed assets        1,775       1,466        4,543        1,092
                              =========   =========   ==========   ==========

Increase in deferred costs        4,317       1,217          526          126
                              =========   =========   ==========   ==========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies

      General

      The main activity of Super-Sol Ltd. (the "Company") is the operation of a supermarket chain and the retail sales of supermarket goods in Israel.

      The Company's Consolidated Financial Statements presented herein are prepared in accordance with generally accepted accounting principles in Israel ("Israeli GAAP"), which differ in certain respects from those followed in the United States. See Note 30.

      In respect of the uncertainty due to the Year 2000 Issue, see Note 24G.

      A.    Certain definitions

      In these financial statements:

      (1) Subsidiaries - companies in which the Company holds more than 50% of the voting rights or share capital (either directly or indirectly), or the right to appoint the majority of the members of the Board of Directors of that company, and whose financial statements have been consolidated with those of the Company.

      (2) Proportionately consolidated investees - companies jointly controlled and managed by the Company and one or more partners and whose financial statements are consolidated with those of the Company by the proportionate consolidation method.

      (3) Affiliates - companies in which the Company holds at least 20% of the voting rights or share capital, or has the right to appoint at least 20% of the members of the Board of Directors, other than subsidiaries or proportionately consolidated investees, and in respect of which the Company's investment in these companies is included on the equity basis.

      (4) Investee companies - subsidiaries, proportionately consolidated investees and affiliates.

      (5) Another company - a company in which a subsidiary holds voting and equity rights of less than 20% and in which the Company appears to have no significant influence.

      (6) Related parties - as defined in Opinion 29 of the Institute of Certified Public Accountants in Israel (the "IICPA"):

            a. Parties, one of which directly or indirectly (1) owns 10% or more of the issued share capital of the other company, or of its voting rights or of the rights to appoint its directors,
                  (2) has the right to appoint the company's chief executive officer or (3) acts as the company's director or general manager;

            b.    Any corporate entity of which one of the parties mentioned in
                  (a) above, owns 25% or more of the entity's issued share capital, or of its voting rights or of the rights to appoint its directors; or

            c.    Spouses or minor children of parties described in (a) above.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      A.    Certain definitions (cont'd

      (7) Interested parties - as defined in paragraph (1) of the definition of "interested parties" in Section 1 of the Israeli Securities Law - 1968:

            a. The holder of 5% or more of the issued share capital or of the voting rights of a company, a person who has the right to appoint one or more members of the board of directors of a company or its chief executive officer, a person serving as the chief executive officer or as a member of the board of directors, an entity in which a person described above holds 20% or more of its issued share capital or of its voting rights, or has the right to appoint 20% or more of its board members; or

            b.    A subsidiary of a company, other than a nominee company.

      B.    Financial statements in adjusted values

      (1) The consolidated financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israeli currency.

      (2) The adjusted amounts of non-monetary assets do not necessarily represent their market value or their value to the business, but rather their cost as adjusted to reflect the changes in the general purchasing power of the Israeli currency.

      (3)   In the adjusted statements the term "cost" means "adjusted cost."

      (4) Financial statements for prior periods presented have been adjusted for comparison purposes to New Israel Shekels (NIS) adjusted to the Consumer Price Index published for December 1998 as explained in C. below.

      C.    Principles of adjustment

      (1)   Balance sheet

            Non-monetary items (such as fixed assets and shareholders' equity) have been adjusted on the basis of the changes in the Israeli Consumer Price Index (the "CPI") from the month in which each transaction was effected to the CPI published for December 1998. Monetary items are stated in the adjusted balance sheet at their historical values. The balance sheet value of investments in investee companies is based on their adjusted financial statements. The comparative figures are also stated in terms of NIS of December 1998.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      C.    Principles of adjustment (cont'd)

      (2)   Statement of income

            a. Income statement items were adjusted according to the changes in the CPI as follows:

                  (1) Expenses derived from non-monetary items (such as depreciation and amortization) or from provisions included in the balance sheet (such as accruals for employee severance benefits and vacation pay) were adjusted on the basis of specific CPI indices matching those utilized for the adjustment of the balance sheet item.

                  (2) The other components of the income statement (such as sales, purchases and other costs), excluding financial income and expenses, were adjusted on the basis of the CPI indices relating to the months in which the relevant transactions took place.

                  (3) Financial income, net, is comprised of the difference between the adjusted profit and other income statement figures.

            b.    Taxes on income:

                  Payments on account of income taxes have been adjusted on the basis of the CPI for the month of payment while amounts due for payment (or for refund) have not been adjusted. Thus the taxes currently payable include the erosion of the value of the advance payments made, from the date of payment until the end of the year.

            c. The Company's equity in the operating results of affiliates is determined on the basis of their adjusted financial statements.

            d. The Company's share in the losses of a partnership of which it is a member is determined on the basis of the adjusted financial statements of the partnership.

      (3)   Statement of changes in shareholders' equity

            a. Dividends declared and paid during the year have been adjusted based on the CPI at the date of payment.

            b. Share capital and capital reserves created from retained earnings represent capitalization of real profits.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      C.    Principles of adjustment (cont'd)

      (4)   Adjustment of financial statements of foreign investees

            The financial statements of an autonomously operating foreign investee company (that was sold in 1998) have been translated in prior years at the exchange rates prevailing on the balance sheet date (after their adjustment for changes in the purchasing power of the currency of that foreign country). The difference arising as a result of the adjustment of the Company's ownership share of the foreign investee company according to changes in the Israeli CPI, and the adjustment of the foreign investee's shareholders' equity, according to changes in the general purchasing power of the currency of that foreign country and changes in the rate of exchange, has been charged to the capital reserve "Cumulative translation adjustment."

            The financial statements of integrated subsidiaries operating abroad have been adjusted based on the changes in the Israeli CPI according to Opinion No. 36 of the IICPA, after being translated into Israeli currency as follows:

            (i) Non monetary balance sheet items - according to exchange rates prevailing at the date of purchase.

            (ii) Monetary balance sheet items - according to the rate of exchange prevailing on the balance sheet date.

            (iii) Income statement items - according to average exchange rates.

      D.    Convenience translation into U.S. Dollars

      For the convenience of the reader, the adjusted NIS figures of December 31, 1998 and for the year then ended have been presented in U.S. Dollars, using the representative exchange rate of December 31, 1998 (NIS 4.16 = U.S.$1). The dollar amounts presented in these financial statements should not be construed as representing amounts receivable or payable in dollars or convertible into dollars, unless otherwise indicated.

      E.    Principles of consolidation

      The financial statements of the Company were consolidated with those of its subsidiaries. The financial statements of 50% jointly controlled investees have been consolidated by the proportionate consolidation method.

      In respect of Companies that were consolidated in the past and are not included in the 1998 financial statements, see Notes 8D1) and 8D2).

      Material balances and transactions between and among the Company, its subsidiaries and its proportionately consolidated investees have been eliminated upon consolidation.

      List of investee companies - see Schedule A to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Cash equivalents

      Cash equivalents include bank deposits deposited for an initial period not in excess of three months in accordance with Opinion 51 of the IICPA.

      G.    Provision for doubtful accounts

      The provision for doubtful accounts, stated as a deduction from "trade receivables", represents management's estimate of the loss anticipated on receivables in respect of which collection is doubtful.

      H.    Inventory

      Inventory, stated at the lower of cost or market, is valued as follows:

      Merchandise -
        in stores -                      on the "retail inventory method" basis
        in warehouses -                   at cost (determined by the moving
                                          average method).
      spare parts and office supplies -  at the cost determined by the moving average method.

      I.    Investments

      (1) Investments in affiliates are stated according to the equity method on the basis of their audited financial statements at the balance sheet date.

      (2) The excess of acquisition cost over equity value at the date of acquisition ("original difference") which was not attributed to assets was treated as goodwill.

      (3) Other investments in non-quoted companies are accounted for at the lower of cost or market value.

      J.    Marketable securities

      Shares, bonds and mutual funds held for the short-term are stated at market value in accordance with opinions issued by the IICPA. Changes in market value are reflected in the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      K.    Fixed assets

      (1) Fixed assets are stated at cost less accumulated depreciation, calculated by the straight line method at the following annual rates:

                                                                  %
                                                    --------------------------
            Buildings                                     2 - 2.8   (mainly 2)
            Leasehold improvements                             10
            Equipment and fixtures                         6 - 20  (mainly 10)
            Motor vehicles                                10 - 20  (mainly 10)

      (2) The difference between the acquisition cost and equity value of a subsidiary at the date of acquisition, sold during 1998, was attributed to fixed assets and amortized according to the depreciation rates of the relevant assets.

      (3) Equipment purchased under capital leases is treated as the Company's assets and valued at their purchase prices (without the financing component) and depreciated at the normal rates for the type of assets.

      (4) A subsidiary and a proportionately consolidated investee have constructed commercial centers. Specific expenses were capitalized over the construction period.

      L.    Deferred expenses and other assets

      Cost of acquisition of computer software is amortized at an annual rate of 33.33%.

      Goodwill is amortized at an annual rate of 10%.

      Stores in respect of which goodwill was recorded, and a negative future cash flow is predicted - The Company reassesses the value of the goodwill, in accordance with SFAS 121, based on projected cash flows from that store. In accordance with the results of such reassessment, the Company decides whether the balance of goodwill associated with that asset should be amortized. (See also Note 11). Acquisition taxes in respect of long-term leases are amortized over the periods of the leases.

      M.    Deferred taxes

      The Company's subsidiaries and proportionately consolidated investees provide for deferred taxation in respect of:

      - Timing differences in the recognition of income and expenses for financial statement and income tax reporting purposes.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      M.    Deferred taxes (cont'd)

      -     Future tax savings from "inflationary deductions".

      - The amount of the inflationary adjustment of depreciable fixed assets which is not an allowable expense for tax purposes (other than buildings which are depreciated over 50 years).

      Each year the deferred amount is calculated using the liability approach, at tax rates which will prevail at the time of the utilization of the deferred taxes or the future tax benefits, as such tax rates become known prior to the date of the preparation of the financial statements. Taxes on unrealized gains on the Company's investments in investee companies have not been included in the calculation of deferred taxes, as it is the Company's intention to hold these investments and not to sell them.

      The Company's and its subsidiaries and proportionally consolidated investees share of net earnings of affiliates included in the Consolidated Statement of Income under the equity method of accounting (see I above) may be subject to capital gains tax if the investments are sold at a price exceeding cost. In management's opinion, no provision is necessary for taxation on the above-mentioned earnings, as the shares are not intended for sale.

      N.    Financial statement presentation

      In management's opinion, the financial statement presentation used is suitable for the type of activities undertaken by the Company.

      O.    Suppliers

      Under agreements with suppliers, the Company can legally offset discounts claimed against amounts due the suppliers for purchases. Accordingly, the discounts are recorded as a reduction of amounts due to suppliers.

      P.    Assets and liabilities in foreign currency or linked thereto

      In the Consolidated Financial Statements, assets (other than marketable securities) and liabilities linked to the CPI are stated on the basis of the latest known CPI published prior to the balance sheet date or according to the index for the month in which the balance sheet date falls, in accordance with the terms of the transactions. Assets and liabilities in foreign currency or linked thereto are stated on the basis of the representative rates of exchange as published by Bank of Israel at the balance sheet date.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      P.    Assets and liabilities in foreign currency or linked thereto
            (cont'd)

      Details of the CPI, representative rates of exchange and rates of change therein:

                             Financial             Rate of change for the year
                         statements as at                   ended
                        -------------------      ------------------------------
                            December 31                   December 31
                        -------------------      ------------------------------
                        1997         1998        1996         1997         1998
                        ----         ----        ----         ----         ----
CPI                    153.1        166.3       10.59%        6.99%        8.62%
Representative
 rates of exchange
U.S. $1 - NIS          3.536         4.16        3.70%        8.77%       17.65%
100 Hungarian
 Forints - NIS         1.742         1.90      (12.41%)     (11.52%)       9.01%

      Q.    Financial instruments

      (1)   Fair value of financial instruments

            The financial statements include disclosures relating to the fair value of financial instruments in accordance with the requirements of International Accounting Standard (IAS) No. 32.

            The fair value of financial instruments is determined as follows:

            Marketable securities - in accordance with stock exchange values at the balance sheet date.

            Current financial assets and liabilities and long-term loans and deposits granted or received - there is no material difference between the value recorded in the Company's books of account and the fair value of the assets or liabilities.

      (2)   Derivative financial instruments

            The results of derivative financial instrument transactions held for the purpose of hedging existing balance sheet exposures are reflected in the Consolidated Statements of Income in conjunction with the accounting treatment accorded to the item in respect of which the hedging transaction was undertaken.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      R.    Earnings per share

      Earnings per share were computed according to Opinion 55 of the IICPA. The primary earnings per share include convertible securities issued by the Company if the likelihood of exercise of stock options or conversion is reasonable under the conditions of the Opinion.

      In calculating the diluted earnings per share, all convertible securities not included in primary earnings per share have been included in the calculation of earnings per share provided that the effect of such inclusion is not anti-dilutive.

      S.    Use of estimates in the preparation of the financial statements

      The preparation of the financial statements in conformity with Israeli GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Cash and Cash Equivalents

      Composition:

                                                        December 31  December 31
                                                               1997         1998
                                                        -----------  ----------
                                                        Adjusted NIS (thousands)
                                                        -----------------------

New Israeli Shekels                                         11,367        14,806
Foreign currency or linked thereto*                          7,573        27,057
                                                            ------        ------

                                                            18,940        41,863
                                                            ======        ======

*     In U.S. dollars                                        5,119        26,957
      In Hungarian Forints                                   2,454           100
                                                            ------        ------

                                                             7,573        27,057
                                                            =======       ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 3 - Marketable Securities

      Composition:

                                                     December 31     December 31
                                                            1997            1998
                                                     -----------     -----------
                                                        Adjusted NIS (thousands)
                                                     ---------------------------

      Government bonds                                   117,456          54,626
      Short-term notes                                    30,320          33,230
      Other securities:
      Bonds                                               12,685           7,307
      Participation units in mutual funds                    543              --
      Shares and convertible bonds                        18,927          11,243
                                                         -------         -------

                                                         179,931         106,406
                                                         =======         =======

Note 4 - Short-term Loans and Deposits

      Composition:

                                                    December 31      December 31
                                                           1997             1998
                                                    -----------      -----------
                                                        Adjusted NIS (thousands)
                                                    ----------------------------
      Short-term deposits:
      Unlinked*                                          16,784              352
      CPI linked                                         11,068               --
                                                         ------            -----
                                                         27,852              352
      Current maturities of CPI linked
      long-term loans                                     1,933            5,290
                                                         ------            -----

                                                         29,785            5,642
                                                         ======            =====

      *     Interest rate: 9.5%

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 5 - Trade Receivables, Net

      Composition:

                                                    December 31     December 31
                                                           1997            1998
                                                    -----------     -----------
                                                      Adjusted NIS (thousands)
                                                    ---------------------------

      Customer receivables                               51,165          59,893
      Checks and negotiable instruments                  52,530          50,837
                                                        -------         -------
                                                        103,695         110,730

      Less/ - provision for doubtful accounts*          (11,294)        (19,373)
                                                        -------         -------
                                                         92,401          91,357

      Credit card companies                             479,452         516,489
                                                        -------         -------

                                                        571,853         607,846
                                                        =======         =======

      *     See Note 19B.

Note 6 - Other Current Assets

      Composition:

                                                    December 31      December 31
                                                           1997             1998
                                                    -----------      -----------
                                                      Adjusted NIS (thousands)
                                                    ----------------------------

      Income taxes                                        7,779            3,477
      Employees                                           5,353            5,973
      Deferred tax asset*                                17,322           12,093
      Affiliates and a partnership                        1,717              209
      Proportionately consolidated investee                 172              228
      Rental and other prepaid expenses                  12,255           11,970
      Sundry                                             19,143           15,556
                                                         ------           ------

                                                         63,741           49,506
                                                         ======           ======

      * Including taxes paid in respect of expenses reflected in the Consolidated Statements of Income but which are recognized for tax purposes only upon actual payment of the expenses. The utilization of these amounts is dependent upon the existence of adequate taxable income in future years. See also Note 22D.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 7 - Inventories

      Composition:

                                                    December 31      December 31
                                                           1997             1998
                                                    -----------      -----------
                                                        Adjusted NIS (thousands)
                                                    ----------------------------

      Merchandise                                       316,227          362,663
      Spare parts and office supplies                     5,679            7,226
                                                        -------          -------
                                                        321,906          369,889

      Payments on account of merchandise ordered          3,140            1,332
                                                        -------          -------

                                                        325,046          371,221
                                                        =======          =======

Note 8 - Investments

      A.    Composition:

                                                    December 31      December 31
                                                           1997             1998
                                                    -----------      -----------
                                                      Adjusted NIS (thousands)
                                                    ----------------------------
      Investees
      Shares -
      Cost*                                              12,738           12,725
      Company's equity in post-acquisition
        earnings, net                                    16,642           18,279
                                                         ------           ------
                                                         29,380           31,004

      Convertible capital notes                               1                1
      Unlinked capital notes (1)                          3,164            2,913
      Non-interest bearing loans linked to
        the CPI (1)                                      16,873            3,482
      Loans linked to the CPI bearing interest at
        the rate of 5.5%(2)                               3,765            1,584
                                                         ------           ------
                                                         53,183           38,984

      Partnership                                        31,717               --
      Shares in another company abroad                       10               --
                                                         ------           ------

                                                         84,910           38,984
                                                         ======           ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 8 - Investments (cont'd)

      A.    Composition at December 31, 1998 (cont'd)

      (1) The repayment dates of the unlinked and non-interest bearing capital notes and loans have not yet been determined.

      (2) The loans (including interest and linkage) are repayable 15 months after the date upon which the affiliate has made a demand to repay such loan. The affiliate had not made such a decision as of the balance sheet date.

      * Including payments on account of shares in the amount of NIS 614 thousand (December 31, 1997 - same).

      B.    Original difference

      The excess of cost of the investment over net asset value at the date of acquisition of the affiliate in the sum of NIS 820 thousand (December 31, 1997 - same) was attributed to the cost of the land and has not been amortized.

      C.    Sale of the Ace Kne Uvne Group

      In September 1998, following an agreement signed in July 1998, the Company sold its entire holding in the Ace Kne Uvne group to Clal Consumer Leasing Limited for a consideration of approximately NIS 35 million. The capital gain from the transaction was NIS 7.5 million. For tax purposes this gain was set off against the Company's brought forward capital losses and therefore, no capital gains tax is due on the transaction.

      The transaction was authorized by the Supervisor of Restrictive Practices.

      D.    Changes during the year

      1)    Sale of Hungarian Subsidiary

            On December 22, 1997, the Company executed an agreement to sell its shares in Super Kozert to Spar Hungary for NIS 68 million (approximately US$17.6 million). The agreement was subject to the approval of the Hungarian antitrust authorities, received on February 26, 1998.

            In December 1998, following the agreement, the Company received a further NIS 10 million, net.

            The total capital gain from the sale was included in the 1998 financial statements in the sum of NIS 44 million, pre-tax. The taxable capital gain was offset against brought forward capital losses and consequently, NIS 8 million of deferred tax benefits were written off during the first quarter with respect to these utilized losses. The net capital gain from this sale was NIS 36 million.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 8 - Investments (cont'd)

      D.    Changes during the year (cont'd)

      1)    Sale of Hungarian Subsidiary (cont'd)

            The consolidated financial statement as at December 31, 1998 and for the year ended on that date do not include the financial statements of Super Kozert which were previously consolidated and the investment therein which was realized during the accounting year.

            Details in respect of this company, previously included in the consolidated financial statements of December 31, 1997 are as follows:

                                                                    December 31
                                                                           1997
                                                                   ------------
                                                                   Adjusted NIS
                                                                    (thousands)
                                                                   ------------
      Balance sheet
      Cash and cash equivalents                                           2,354
      Working capital (excluding cash and cash
        equivalents)                                                      1,872
      Fixed assets                                                       27,544
      Long term liabilities                                              (2,119)
                                                                         ------

                                                                         29,651
                                                                         ======

                                                         Year ended December 31
                                                       ------------------------
                                                         1996               1997
                                                       ------            -------
                                                       Adjusted NIS (thousands)
                                                       -------------------------
      Income statement

      Sales                                            225,632           223,879
                                                       =======           =======

      Net loss                                           2,068             4,562
                                                       =======           =======

      2)    Sale of Super Office Limited (hereby "Super Office")

            During 1997, Super Office Limited and the Company entered into an agreement with Office Depot (Israel) Ltd. (Office Depot) providing for the sale of two out of three stores of the office supply business conducted by the Company's subsidiary Super Office. The purchase price was NIS 2 million plus an amount based on the value of Super Office's inventory and equipment sold to Office Depot. The agreement provides that the Company will not compete with Office Depot for the three year period from the date of signing the agreement. The third store was closed during the fourth quarter of 1997.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 8 - Investments (cont'd)

      D.    Changes during the year (cont'd)

      2)    Sale of Super Office Limited (hereby "Super Office") (cont'd)

            Following this transaction Super Office entered into voluntary liquidation procedures.

            Sales and net losses relating to the retail activities of Super Office Ltd. previously included in the consolidated financial statements are as follows:

                                                     Year ended December 31
                                                  ------------------------------
                                                    1996                    1997
                                                  ------                  ------
                                                      Adjusted NIS (thousands)
                                                  ------------------------------

      Sales                                       59,898                  45,013
                                                  ======                  ======

      Net loss                                    20,023                  13,786
                                                  ======                  ======

Note 9 - Long-term Loans and Receivables

      A.    Composition:

                              Interest  Repayment
      Linkage terms               rate      dates
      -------------           --------  ---------   December 31     December 31
                                  %                        1997            1998
                              --------              -----------     -----------
                                                      Adjusted NIS (thousands)
                                                    ---------------------------

      Index linked               5.75     Monthly            --           2,585
      Index linked                4.5   Bi-annual         1,429           1,092
      Index linked                5.5   Quarterly           477             361
      Index linked                5.8     Monthly        18,676          17,986
      Index linked                6.0     Monthly         7,244          24,477
      Index linked                4.0                       380              --
                                                         ------          ------
                                                         28,206          46,501

Less/ - current maturities                               (1,933)         (5,290)
                                                         ------          ------
                                                         26,273          41,211

Minority interest in capital
  deficit of consolidated
  subsidiary                                                270             235
                                                         ------          ------

                                                         26,543          41,446
                                                         ======          ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Receivables (cont'd)

      B.    Amounts receivable in years after the balance sheet date

                                                                     December 31
                                                                            1998
                                                                    ------------
                                                                    Adjusted NIS
                                                                     (thousands)
                                                                    ------------

      Second year                                                          5,814
      Third year                                                           5,834
      Fourth year                                                          5,468
      Fifth year                                                           5,448
      Sixth to tenth year                                                  8,387
      Eleventh to fifteenth year                                           6,943
      After fifteenth year                                                 3,317
                                                                          ------

                                                                          41,211
                                                                          ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 10 - Fixed Assets, Net

      A. Composition

                                                                                        December 31
                                              December 31, 1998                                1997
                    -----------------------------------------------------------------  ------------
                     Building      Leasehold   Equipment         Motor          Total         Total
                    including   improvements         and      vehicles
                     land and                   fixtures
                    leasehold
                       rights
                    ---------   ------------   ---------      --------      ---------     ---------
                                             Adjusted NIS (thousands)
                    -------------------------------------------------------------------------------
Cost
Beginning of year   1,205,300       264,641       880,047        28,172     2,378,160     1,868,300
Additions              97,834        39,090       154,294         6,511       297,729       534,288
Disposals                  --       (12,872)      (23,659)       (4,888)      (41,419)      (23,317)
Disposals due to
 a sale of an
 investment in a
 previously
 consolidated
 company              (17,857)       (7,337)      (24,987)         (338)      (50,519)       (1,111)
                    ---------       -------       -------        ------     ---------     ---------
End of year         1,285,277       283,522       985,695        29,457     2,583,951     2,378,160
                    ---------       -------       -------        ------     ---------     ---------
Accumulated
 depreciation
Beginning of year     113,567       152,891       466,568        17,039       750,065       667,854
Depreciation and
amortization           16,718        18,004        67,888         3,119       105,729        95,835
Disposals                  --       (11,668)      (20,265)       (4,176)      (36,109)      (13,278)
Disposals due to
 a sale of an
 investment in a
 previously
 consolidated
 company              (11,039)         (670)      (11,115)         (169)      (22,993)         (346)
                    ---------       -------       -------        ------     ---------     ---------
End of year           119,246       158,557       503,076        15,813       796,692       750,065
                    ---------       -------       -------        ------     ---------     ---------
Undepreciated
 balance

End of year         1,166,031       124,965       482,619        13,644     1,787,259     1,628,095
                    =========       =======       =======        ======     =========     =========
End of previous
 year               1,091,733       111,750       413,479        11,133     1,628,095
                    =========       =======       =======        ======     =========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 10 - Fixed Assets, Net (cont'd)

      B. Composition of the cost of buildings, including land and leasehold rights

                                                   End of lease
                                                         period
                                                   ------------    December 31    December 31
                                                          Years           1997           1998
                                                   ------------    -----------    -----------
                                                                    Adjusted NIS (thousands)
                                                                   --------------------------
        Company:
        Owned (1)                                                     303,640        330,379
        Capitalized leases                            2024-2044       195,735        355,541
        Non-capitalized leases                        2020-2077        79,043         84,880
        Development contracts                         2039-2045       142,050         31,964
                                                                    ---------      ---------
                                                                      720,468        802,764
                                                                    ---------      ---------
        Subsidiaries (including Company's
         portion of proportionately consolidated
         investees):
        Owned(1)                                                      170,050        180,343
        Capitalized leases                            2000-2040       245,072        245,496
        Non-capitalized leases                        2010-2021        21,109         21,109
        Capitalized lease                             2000             30,746         35,565
        Owned and leasehold rights, in Hungary                         17,855             --
                                                                    ---------      ---------
                                                                      484,832        482,513
                                                                    ---------      ---------
        Total consolidated balance sheet                            1,205,300      1,285,277
                                                                    =========      =========
        (1) Registered with Lands Registrar:

        Company:
        Registered                                                    282,724        307,005
        Not registered*                                                20,916         23,374
                                                                    ---------      ---------
                                                                      303,640        330,379
                                                                    =========      =========
        Subsidiaries:
        Registered                                                    103,085        103,106
        Not registered*                                                66,965         77,237
                                                                    ---------      ---------
                                                                      170,050        180,343
                                                                    =========      =========

* Land rights have not yet been registered in the Company's name or in the name of subsidiaries at the Land Registry, principally due to registry requirements or procedural difficulties.

C. Leasehold land and development contracts are not registered in the Company's name at the Land Registry.

D. The cost of buildings as stated in the Consolidated Balance Sheets includes specific expenses of NIS 2,417 thousand (December 31, 1997 - NIS 2,417 thousand), which were capitalized during the construction period.

E.    Liens - see Note 25.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 11 - Deferred Expenses and Other Assets

      A. Composition:

                                                                December 31    December 31
                                                                       1997           1998
                                                                -----------    -----------
                                                                   Adjusted NIS (thousands)
                                                                --------------------------
      Acquisition tax in respect of leases for long periods          18,073         17,399
      Goodwill (1)                                                   58,619         36,915
      Prepaid rent and other prepaid expenses                         1,850          3,276
      Other assets                                                    2,871          3,937
                                                                     ------         ------

                                                                     81,413         61,527
                                                                     ======         ======

      (1)    Original sum                                            86,044         86,044
             Accumulated amortization                                27,425         49,129
                                                                     ------         ------

                                                                     58,619         36,915
                                                                     ======         ======

      In respect of the amortization policy used for deferred expenses and other assets, see Note 1L.

      B.    Amortization of Goodwill

      1. Amortization of goodwill arising from stores, in respect of which the remaining lease term is less than ten years, is in accordance with the Company's policy, based on management's experience from prior years, that such rental agreements will be renewed for additional periods of up to a minimum of ten years from the date of acquisition of said goodwill.

      2. The goodwill arising from the purchase of the Shekem stores was allocated between the 25 stores on the basis of the turnover of each store, in the financial year preceding the acquisition. At the end of one year following the purchase of stores from Shekem Ltd., the Company reassessed the value of assets purchased based on projected cash flows from these stores. In accordance with the results of the reassessment, the Company wrote off the balance of goodwill of some of the Shekem stores in the amount of NIS 14,336 thousand in the first quarter of 1998. Due to the impending closing of the Birkat Rachel store in Jerusalem, the amount of NIS 2,247 thousand was amortized in the first quarter of 1998 in respect of part of the goodwill paid for this store.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 12 - Short-term Bank Credit

      Composition:

                                              Interest rate
                                             at December 31   December 31     December 31
                                                       1998          1997            1998
                                             --------------   -----------     -----------
                                                          %     Adjusted NIS (thousands)
                                             --------------   ---------------------------
       Overdraft - unlinked                       18 - 21.5           933           5,253
       Short-term loans - unlinked                                 62,782              --
       Current maturities of long-term loans                        8,922          16,152
                                                                   ------          ------
                                                                   72,637          21,405
                                                                   ======          ======

Note 13 - Other Payables

      Composition:

                                                      December 31    December 31
                                                             1997           1998
                                                      -----------    -----------
                                                       Adjusted NIS (thousands)
                                                      --------------------------
       Government institutions for taxes and
        employee deductions                                15,458         16,258
       Employees and salary related liabilities            79,208         86,572
       Interested parties                                      74             68
       Advances from customers                             24,916         36,765
       Others                                              19,167         29,935
                                                          -------        -------

                                                          138,823        169,598
                                                          =======        =======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 14 - Long-term Bank Loans

      A. Composition

      Linkage terms               Repayment   Interest rate at
                                      terms        December 31  December 31  December 31
                                                          1998         1997         1998
                                                   -----------  -----------  -----------
                                                             %  Adjusted NIS (thousands)
      ------------------------    ---------        -----------  ------------------------
      Linked to the CPI
      (principal
       and interest):             (1)                        7      151,567      150,985
                                  (2)                      4.4      172,118      171,458
                                  Quarterly        3.75 - 5.25       19,078       17,049

                                  Quarterly           3 - 4.85       76,553       69,893
      Linked to the Hungarian
       Forint                     Bi-annual                 25        1,704           --
                                                                   --------     --------
                                                                    421,020      409,385

      Less: Current maturities                                       (8,922)     (16,152)
                                                                   --------     --------

                                                                    412,098      393,233
                                                                   ========     ========

      (1)   Bi-annual repayments, starting August 1999.

      (2)   Annual repayments, starting March 2000.

      B.    Liens - see Note 25.

      C.    The long-term loans are repayable as follows

                                                                    December 31
                                                                           1998
      Repayable in the years                                       ------------
      after balance sheet date                                     Adjusted NIS
      ------------------------                                     (thousands)
                                                                   ------------
      Second year                                                        41,131
      Third year                                                         41,442
      Fourth year                                                        41,750
      Fifth year                                                         42,073
      After fifth year                                                  226,837
                                                                       --------
                                                                        393,233
                                                                       ========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 15 - Long-term Loans from Others

      A. Composition

                                                            December 31   December 31
                                                                   1997          1998
                                                            -----------   -----------
                                                              Adjusted NIS (thousands)
                                                            -------------------------
      Notes payable(1)                                              441            --
      From external shareholders in a subsidiary(2)               6,574         7,467
      From external shareholders in a proportionately
       consolidated investee                                         23            14
                                                                 ------        ------
                                                                  7,038         7,481
      Less/ - Current maturities                                   (450)          (10)
                                                                 ------        ------

                                                                  6,588         7,471
                                                                 ======        ======

      (1)   The notes are linked to the CPI and do not bear interest.
      (2) The loans are linked to the CPI, bear no interest and the terms of repayment have not yet been determined.

      B. The long-term loans are repayable as follows:

                                                                     December 31
Repayable during the year                                                   1998
ended December 31                                                   ------------
-------------------------                                           Adjusted NIS
                                                                     (thousands)
                                                                    ------------
2000                                                                           4
Not yet determined                                                         7,467
                                                                          ------

                                                                           7,471
                                                                          ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 16 - Accrued Employee Severance Benefits, Net

        Composition:

                                                      December 31   December 31
                                                             1997          1998
                                                      -----------   -----------
                                                       Adjusted NIS (thousands)
                                                      -------------------------

Accrued severance pay                                      15,855        16,264
Accrued retirement grants                                   6,907         7,834
Accrued unutilized sick leave                               4,441         7,867
                                                      -----------   -----------
                                                           27,203        31,965
Less: Amounts funded with a central severance pay
 fund, including earnings thereon                         (22,057)      (22,884)
Less:  amounts funded with a sick pay fund                     --        (4,000)
                                                      -----------   -----------

                                                            5,146         5,081
                                                      ===========   ===========

      The Company deposits funds on a current basis with a pension fund to provide pension rights to Company employees upon reaching pensionable age. Employees whose employment is terminated prior to their reaching pensionable age or who retire under other specific circumstances are entitled to receive severance pay based on their last salary. In the event that amounts accrued in the pension fund are insufficient to cover severance payments, the Company makes up the difference.

      Past experience has shown that the majority of the Company's employees continue their employment with the Company until reaching pensionable age. Accordingly, the Company's management is of the opinion that the liability to cover any deficiency in severance provisions for employees is immaterial and thus no provision has been made in this respect.

      The above deposits and balance sheet accruals fully cover the Company's liabilities in respect of employee pension rights upon retirement.

      The accrual for payment of severance pay for uninsured employees, either wholly or in part, by a pension fund or by executive insurance policies, is calculated on the basis of one month's salary for each year of service.

      In accordance with a collective bargaining agreement, the Company is obligated to pay retiring employees an amount equal to one month's salary for each eight years of service, but not in excess of three months' salary. The accrual for this retirement grant is calculated in accordance with the accrued seniority of each employee as compared to the maximum possible seniority at retirement date.

      Since 1994, in connection with another collective bargaining agreement, the Company has been obligated to pay employees retiring with a pension an extra grant in respect of un-utilized sick leave. In 1998 the same collective agreement was extended, and in it's framework the Company updated the extra grant by a rate of 67%. In respect of this liability, the Company has made a provision according to an actuarial valuation, based on the employees' unutilized sick leave entitlement.

      Amounts funded by the pension fund and insurance companies are not included in the balance sheet since they are not under the control of the Company.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity

      A. Share capital

      (1) Prior to 1993, the Company had authorized and outstanding Ordinary 'A' Shares and Ordinary 'B' Shares. In 1993, the Company distributed a stock dividend to its holders of Ordinary 'A' Shares, effected a consolidation of the share capital and subsequently amended its Articles of Association, as a result of which and as of the balance sheet date, the Company's only authorized and issued class of capital stock consists of Ordinary Shares, par value NIS 0.1 per share ("Ordinary Shares"). Except as otherwise specifically stated herein, all references to share capital relate to the Ordinary Shares after giving effect to such stock dividend, consolidation of share capital and amendment to the Articles of Association. The Ordinary Shares are traded on the Tel-Aviv Stock Exchange.

            The paid-up share capital, including paid in surplus received, has been adjusted for the effect of inflation from the date of receipt of each payment until December 31, 1998.

            The amount of share capital set forth in the Consolidated Balance Sheets includes capital reserves to October 31, 1985 and the amount of capital reserves set forth in the balance sheets includes capital reserves from November 1, 1985 to the applicable date.

      2)    Composition

                                                                     December 31
                                                                   1997 and 1998
                                                                   -------------
                                                                       Number of
                                                                          shares
                                                                   -------------
Authorized (See (3) below)

Ordinary shares of par value of NIS 0.1                              400,000,000
                                                                   =============

Issued and fully paid                                                  Number of
 share capital                                                            shares
                                                                   -------------

Balance at January 1, 1996                                           173,758,828
Exercise of stock options                                                564,710
                                                                   -------------

Balance at December 31, 1996                                         174,323,538
Exercise of stock options                                              1,028,527
Issuance of shares on the New York Stock Exchange                     33,250,000
                                                                   -------------
Balance as at December 31, 1997                                      208,602,065

Exercise of stock options                                                648,706
                                                                   -------------

Balance as at December 31, 1998                                      209,250,771
                                                                   =============

      The above shares are traded on the Tel-Aviv Stock Exchange and in the New York Stock Exchange.

      Subsequent to December 31, 1998, 131,571 Ordinary Shares were issued upon the exercise of stock options issued to employees during 1993 and 1995 for the consideration of NIS 891 thousand.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      A.    Share capital (cont'd)

      (3)   Increase in Authorized Share Capital

            In June 1997 the Company's authorized share capital was increased by 200 million Ordinary Shares of NIS 0.1 each. After this increase, the Company's Authorized Share Capital is of NIS 40 million par value.

      (4)   Public Offering of ADSs in the U.S.

            On September 30, 1997 the Company entered into an underwriting agreement in connection with a public offering of shares in the United States, whereby 6,500,000 American Depositary Shares ("ADS"), representing 32,500,000 Ordinary shares, were offered to the public.

            Each ADS represents 5 Ordinary Shares of par value NIS 0.1 per share. The price of each ADS was set at US$14.75.

            In addition, the underwriters of the offering exercised an option granted by the Company, effective for 30 days, and purchased, at the end of the 30 day period, 150,000 additional ADSs, representing 750,000 Ordinary shares, at the same price as that of the offering. The gross proceeds from the offering after the exercise of the option were approximately $98.1 million and $90.5 million net (after deduction of the issue and underwriting expenses).

      (5) In respect of the issue of stock options to employees see Notes 17B and 17C and 17D.

      B. Stock options granted in 1993 to senior employees of the Company and certain subsidiaries

      Under the 1993 plan, stock options exercisable into Ordinary "A" Shares of par value NIS 0.02 each were granted to 20 senior employees of the Company and certain subsidiaries on March 1, 1993. The granting of these options was without consideration, by way of a private placement, and at a total par value of NIS 149,000.

      The exercise price of these options was the average price of the Ordinary Shares on the Tel-Aviv Stock Exchange during the month of November 1992 less 15%, and the exercise price was linked to the CPI of November 1992 until the exercise date.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      B. Stock options granted in 1993 to senior employees of the Company and certain subsidiaries (cont'd)

      The shares to be issued following the exercise of these stock options will be registered for trading on the Tel-Aviv Stock Exchange in accordance with a permit received from the Tel-Aviv Stock Exchange.

      Following the stock dividend and consolidation of the share capital, data regarding the options as at the balance sheet date were as follows:

                                                     Exercisable        Exercise
                                                             for           price
                                                        Ordinary        --------
Year of grant                                             Shares             NIS
-------------                                        -----------        --------

1993                                                     134,496            71.8

      Subsequent to December 31, 1998, options to purchase 101,571 Ordinary Shares were exercised for aggregate consideration of NIS 721 thousand. The stock option plan ended on February 28, 1999 and unexercised options were forfeited.

      C. Stock options granted in 1995 to senior employees of the Company and certain subsidiaries

      Pursuant to a plan approved by the Board of Directors, on April 11, 1995, 234,900 options were granted on May 18, 1995 by a private placement without consideration to 35 senior employees of the Company and certain subsidiaries to purchase 2,349,000 Ordinary Shares. Of these stock options, stock options exercisable into 300,000 Ordinary Shares were granted to the Company's president. The exercise price of the stock options is the average market price of the Ordinary Shares during March 1995, less 15%, linked to the March 1995 CPI until the exercise date.

      The stock options are not transferable. Stock options in respect of one third of the amount granted are not exercisable for two years from the date of grant, an additional one-third are not exercisable for three years from such date and the remainder is not exercisable for four years from such date. The stock options can be exercised over a three year period from the date upon which they first become exercisable.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      C. Stock options granted in 1995 to senior employees of the Company and certain subsidiaries (cont'd)

      An employee exercising options will be entitled to receive a CPI-linked loan from the Company, with interest at the annual rate of two percent, in order to exercise the options. The loan will be repayable in three equal annual installments.

      The shares to be issued as a result of the exercise of stock options are registered for trading on the Tel-Aviv Stock Exchange in accordance with a permit received from the Tel-Aviv Stock Exchange.

      The economic value at the time of grant of each stock option was determined as follows:

      - the economic value of each stock option expiring on the fifth anniversary of the date of grant was NIS 3.17

      - the economic value of each stock option expiring on the sixth anniversary of the date of grant was NIS 3.39

      - the economic value of each stock option expiring on the seventh anniversary of the date of grant was NIS 3.60

      This economic value was calculated using the Black-Scholes formula taking into account the closing price of Ordinary Shares on the last day prior to approval of the plan by the Board of Directors (NIS 5.08 per Ordinary Share), with the weekly standard deviation of 6.11%.

      The economic value was calculated using the following assumptions:

      1. Each stock option will be exercised on the last day of each exercise period.

      2. The standard deviation was calculated based on the weekly changes in the market price of the Ordinary Shares over a six month period from October 1994 to the end of March 1995.

      3.    The assumed risk-free annual interest rate was 4%.

      During 1998, 700 stock options were cancelled (1997: 14,900 stock options) due to the retirement of employees, that were granted under the 1995 option plan.

      As of December 31, 1998, there are 174,600 stock options exercisable into 1,746,000 Ordinary Shares.

      The exercise price of each stock option from this plan was NIS 57.3 at the balance sheet date.

      Subsequent to December 31, 1998, options to purchase 30,000 Ordinary Shares were exercised for aggregate consideration of NIS 170 thousand.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      D. Stock Options granted in 1997 to senior employees of the Company and certain Subsidiaries

      On July 17, 1997, the Company's Audit Committee and the Board of Directors adopted the 1997 Share Incentive Option Plan, which provides for the grant of 2,654,000 options to purchase 2,654,000 Ordinary Shares to 35 senior employees of the Company and its subsidiaries. Options exercisable into 330,000 Ordinary Shares were granted to the Company's president. The 1997 Share Incentive Option Plan provides that options will be exercisable in three equal annual installments commencing on the second anniversary of the date of grant and each such installment may be exercised at any time, in whole or in part, for three years subsequent to the day when it first becomes exercisable. The exercise price of the options will be NIS 10.67 per Ordinary Share (equal to 90.5% of the average closing prices of the Ordinary Shares on the Tel-Aviv Stock Exchange during the 30 trading days preceding the adoption of the plan by the Board of Directors) and is linked to the exchange rate of the NIS against the U.S. dollar. Under certain circumstances, an option holder will be entitled to receive a loan from the Company for the purpose of exercising such holder's options.

      The economic value of a stock option was determined at the time of the approval of the plan by the Audit Committee and the Board of Directors as follows:

      - The economic value of the stock option expiring on the fifth anniversary of the date the grant was NIS 5.94
      - The economic value of a stock option plan expiring on the sixth anniversary of the date the grant was NIS 6.44
      - The economic value of a stock option expiring on the seventh anniversary of the date the grant was NIS 6.88

      The economic value was calculated using the Black-Scholes formula taking into account the closing price of the Ordinary Shares on the last day prior to approval of the plan by the Audit Committee and the Board of Directors (NIS 12.29 per Ordinary Share), with the weekly standard deviation of 5.21%.

      The economic value was calculated using the following assumptions:

      1. Each stock option will be exercised on the last day of each exercise period.

      2. The standard deviation was calculated based on the weekly changes in the market price of the Ordinary shares over a six month period from December 1996 to the end of May 1997.

      3.    The assumed risk-free annual interest rate was 6%.

      During 1998, 260,000 stock options were cancelled (1997: 40,000 stock options) due to the retirement of two employees who were granted options under the plan Subsequent to balance sheet date, 40,000 stock options were cancelled due to the retirement of an employee. As of December 31, 1998, there are 2,354,000 stock options exercisable into the same number of Ordinary Shares.

      The exercise price of each stock option from this plan was NIS 12.48 at the balance sheet date.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      E.    Stock Options granted in 1998 to the Company's General Manager

      On September 8, 1998, the Company's Board of Directors resolved to approve a plan to allot stock options (the "Plan") to the Company's General Manager, Mr. Amiaz Sagis (President of the company - appointed on January 1, 1999). On October 26, 1998, the shareholders of the Company approved the Plan at a General Shareholders' Meeting. The plan was also approved by the Securities Authority.

      In accordance with the Plan, on October 27, 1998, 465,300 options were granted to the Company's General Manager, without consideration, by means of a private issue. The options are exercisable into up to 465,300 Ordinary Shares par value NIS 0.1 per share as detailed below.

      The options are not transferable. One third of the options will be blocked for a period of two years from the date of grant ("first lot"), one third of the options will be blocked for a period of three years from the date of grant ("second lot"), and the remaining one third of the options will be blocked for a period of four years from the date of grant ("third lot"). The options will be exercisable at any time for a period of three years from the end of the blocking period for each lot.

      The basic exercise price of the options was set at NIS 9.94. The basic exercise price of the options was set according to the average price of the Company's shares on the Tel Aviv Stock Exchange in the 30 trading days ended September 8, 1998 (the date of the Plan's approval by the Board of Directors), that is a price of NIS 11.04 per share less 10% (the "base price").

      The exercise price of each option (the "exercise price") will be as set forth in section (a) below in respect to the first lot and the lower of the prices set forth in sections (a) and (b) in respect to the second lot and third lot.

      (a) The base price is linked to changes in the representative rate of the U.S. dollar as published by the Bank of Israel from the representative rate known at the time of the Plan's approval by the Board of Directors (that is NIS 3.857 = U.S.$1) to the last representative rate of the dollar known at the date of exercise.

      (b) The average closing price of the Company's shares in the seven trading days preceding the end of the relevant blocking period (the second or third, as the case may be), that price being linked to changes in the representative rate of the dollar from the end of the second or third blocking period, as the case may be, and until the date of exercise.

      The options offered under the Plan are only exercisable into such quantity of shares that reflects the benefit element accruing from them to the offeree on the date of exercise, that is the difference between the exercise price of each option and the closing price of the Company's shares on the trading day preceding the exercise date. As such, the consideration to be paid by the offeree to the Company upon the exercise of the options is only for the amount of the par value of the shares actually allotted at the time of exercise. The exercise price is not an amount actually paid to the Company but merely serves to determine the quantity of shares to be allotted.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 17 - Shareholders' Equity (cont'd)

      E.    Stock Options granted in 1998 to the Company's General Manager
            (cont'd)

      The shares allotted from the exercise of the above described options will be registered for trading on the Tel Aviv Stock Exchange in accordance with an authorization received from the Tel Aviv Stock Exchange.

      The economic value of each option at the time of the Board of Directors' decision is contingent upon, among other things, the duration of the exercise period. As such, the economic value of each option whose maximum exercise period is five years is NIS 4.32. The economic value of each option whose maximum exercise period is six years is NIS 4.74. The economic value of each option whose maximum exercise is seven years is NIS 5.12.

      The economic value was calculated in accordance with the "Black - Scholes" formula, taking into account the closing price of the Company's shares on the Tel Aviv Stock Exchange on the date of the Plan's approval by the Board of Directors, which was NIS 11.07, with the weekly standard deviation being approximately 3.72%.

      In calculating the economic value, the following assumptions were taken into account.

      1. The options will be exercised on the last day of each exercise period.

      2. The standard deviation estimate was calculated in accordance with the weekly yields of the Company's shares during the six month period between February and July 1998.

      3.    The annual capitalization rate for the options was set at 5.5%.

      4. The calculation of the economic value does not take into account the fact that the exercise price of the second and third lot may be lower than the exercise price of the first lot. This fact increases the economic value of these options.

      The exercise price at balance sheet date of each option was NIS 10.72 and this will be used to determine the benefit element as described above.

Note 18 - Rental and Operation of Malls

      Composition:

                                                 Year ended December 31
                                        ----------------------------------------
                                          1996             1997             1998
                                        ------           ------           ------
                                                 Adjusted NIS (thousands)
                                        ----------------------------------------

      Rental income                     24,948           26,623           27,794
      Management fees                    5,331            5,038            5,436
                                        ------           ------           ------

                                        30,279           31,661           33,230
                                        ======           ======           ======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 19 - Operating, Selling, Administrative and General Expenses

      A.    Composition

                                                  Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------       --------
                                                Adjusted NIS (thousands)
                                       ----------------------------------------

      Salaries and wages                 403,172         485,900        543,685
      Rent and municipal taxes           113,796         148,136        153,012
      Advertising                         57,306          75,954        100,790
      Other expenses, net                196,159         243,889        266,264
                                       ---------       ---------      ---------

                                         770,433         953,879      1,063,751
                                       =========       =========      =========

      B.    Provision for doubtful accounts

      Balance at the beginning of the year       5,442        6,957      11,294
      Charged to other expenses, net             2,546        6,348       8,812
      Adjustments                               (1,031)      (2,011)       (733)
                                             ---------    ---------   ---------

      Balance at end of year                     6,957       11,294      19,373
                                             =========    =========   =========

      Note 20 - Financial Income, Net

                                                                Year ended December 31
                                                     ----------------------------------------
                                                          1996            1997           1998
                                                     ---------       ---------      ---------
                                                              Adjusted NIS (thousands)
                                                     -----------------------------------------
      This item includes:
      Profit from marketable securities                 10,681          11,529          2,643
      Real interest on loans in respect of
      long-term loans                                      337           2,152          2,288
      Real interest expenses in respect of
       long-term loans                                  (3,893)        (26,618)       (20,848)
      Real interest income (expense) from
      banks for short-term monetary items, net         (10,775)          3,740          3,952
      Real interest income in respect of net
       short-term debtors and creditors                 20,678          12,755         21,418
                                                     ---------       ---------      ---------

                                                        17,028           3,558          9,453
                                                     =========       =========      =========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 21 - Sundry Income (Expenses), Net

      Composition:

                                                              Year ended December 31
                                                   ----------------------------------------
                                                        1996            1997           1998
                                                   ---------       ---------      ---------
                                                            Adjusted NIS (thousands)
                                                   -----------------------------------------

      Loss from partnership                           (1,341)         (2,396)          (444)
      Loss on disposal of fixed assets, net           (3,039)         (3,620)          (510)
      Equipment disposal from closed branches             --              --         (3,941)
      Loss from discontinuing past operations             --              --           (950)
      Profit on sale of subsidiary (see
       Note 8 D.1)                                        --              --         44,242
      Profit on sale of a partnership and
      investee company (see Note 8.C)                     --              --          7,500
      Write-off of goodwill (see Note 11.B.2)         (4,305)             --        (16,583)
      Management fee from an affiliate                   142             147            145
      Management fee from a proportionately
       consolidated investee                             128             134            256
      Other income                                     1,697             674            103
                                                   ---------       ---------      ---------

                                                      (6,718)         (5,061)        29,818
                                                   =========       =========      =========

Note 22 - Income Taxes

      A.    Taxes under inflationary conditions

      According to the Income Tax Law (Inflationary Adjustments) - 1985, results of operations for tax purposes are measured on a constant, or real, basis, according to increases in the CPI. The Company is assessed for taxes based on this law.

      B.    Benefits under the law for the encouragement of industry

      One of the Company's subsidiaries is an "industrial company" as defined in the Law for the Encouragement of Industry (Taxes) - 1969, and, as such, benefits from accelerated depreciation rates for tax purposes.

      C.    Tax rates

      (1) Israeli companies: in accordance with Adjustment No. 19 of the Income Tax Ordinance dated December 31, 1992, the Company's income tax rates have gradually decreased.

            The tax rate applicable to the Company from 1996 is 36%.

      (2) Hungarian subsidiaries: the tax rates for the Company's Hungarian subsidiaries were 18% in 1996 and thereafter.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 22 - Income Taxes (cont'd)

      D.    Deferred taxes

      Deferred taxes have been calculated using tax rates expected to be in effect at the time the deferred taxes are paid or utilized.

      Deferred taxes relating to:

                                                                      Provision     Fixed assets    Losses for     Other      Total
                                                         Vacation           for                            tax   current
                                                          pay and      employee                       purposes     items
                                                    convalescence     severance
                                                          expense      benefits
                                                        allowance
                                                    -------------     ---------     ------------    ----------   -------     ------
                                                                                   Adjusted NIS (thousands)
                                                    -------------------------------------------------------------------------------
      Balance as at January 1, 1997                        (6,099)       (2,001)          31,406        (1,148)     (742)    21,416
      Movement during 1997 -
      Translation differences                                   4             4              (49)           --        --        (41)
      Decrease in deferred taxes due to a change in
      the excess of investment cost                            --            --             (671)           --        --       (671)
      Transferred to Income Statement                      (1,233)          155            2,241        (9,305)     (122)    (8,264)
                                                          -------       -------          -------       -------   -------    -------
      Balance as at December 31, 1997                      (7,328)       (1,842)          32,927       (10,453)     (864)    12,440
      Movement during 1998 -
      Decrease in deferred taxes due to a sale of an
       investment in a previously consolidated
       company                                                 --            --           (1,400)          985        --       (415)
      Transferred to income statement                        (643)           35            4,855         8,061    (3,259)     9,049
                                                          -------       -------          -------       -------   -------    -------

      Balance as at December 31, 1998                      (7,971)       (1,807)          36,382        (1,407)   (4,123)    21,074
                                                          =======       =======          =======       =======   =======    =======

      Deferred tax assets have not been recorded in respect of approximately NIS 549 thousand (December 31, 1997 - NIS 140 thousand) relating to losses available to be carried forward for tax purposes and approximately NIS 544 thousand (December 31, 1997 - NIS 373 thousand) in respect of losses from securities.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 22 - Income Taxes (cont'd)

      D.    Deferred taxes (cont'd)

      The deferred taxes are presented in the Consolidated Balance Sheets as follows:

                                                December 31         December 31
                                                       1997                1998
                                                -----------         -----------
                                                    Adjusted NIS (thousands)
                                                -------------------------------

      Current assets                                (17,322)            (12,093)
      Long-term liabilities                          29,762              33,167
                                                    -------             -------

                                                     12,440              21,074
                                                    =======             =======

      Deferred taxes reflect timing differences between the recognition of income and expenses for financial statement purposes and their recognition for tax purposes.

      E. Composition of income taxes included in the Consolidated Statements of Income

                                                  Year ended December 31
                                       -----------------------------------------
                                            1996            1997            1998
                                       ---------       ---------      ----------
                                                Adjusted NIS (thousands)
                                       -----------------------------------------

      Current taxes                       74,458          84,420          68,556
      Deferred taxes                       3,224          (8,264)          9,049
                                       ---------       ---------       ---------

                                          77,682          76,156          77,605
                                       =========       =========       =========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 22 - Income Taxes (cont'd)

      F. Reconciliation of the theoretical tax on the consolidated adjusted income before taxes to the tax expense included in the Consolidated Statements of Income

                                                        Year ended December 31
                                             ----------------------------------------
                                                  1996            1997           1998
                                             ---------       ---------      ---------
                                                      Adjusted NIS (thousands)
                                             ----------------------------------------
      Tax calculated at the rate of 36%         69,953          70,251         73,223
      Increase (decrease) in respect of:
      Adjustment for lower tax rates on
      Hungarian subsidiaries                       466           1,163             --
      Unallowable expenses (including
       depreciation and amortization)            9,830           9,302          8,391
      Losses of subsidiaries for which no
      deferred tax provision has been made       6,325             819          1,657
      Tax exempt income                         (3,010)           (619)          (451)
      Utilization of previous year's tax
       losses                                   (2,168)         (4,110)        (8,477)
      Utilization of previous year's tax
      losses from marketable securities         (4,596)           (191)            --
      Inflationary erosion of advance tax
       payments                                  1,832             962          2,508
      Effect of inflationary tax laws             (950)         (1,421)           754
                                             ---------       ---------      ---------
      Taxes on income in the consolidated
       statement of Income                      77,682          76,156         77,605
                                             =========       =========      =========

      G.    Tax losses

      Three subsidiaries have tax losses on marketable securities of approximately NIS 161 thousand available for use in future years.

      Four subsidiaries have tax losses of approximately NIS 4,854 thousand available for use in future years.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 22 - Income Taxes (cont'd)

      H.    Final tax assessments

      The Company has final assessments (including self assessments regarded as final) up to and including the 1992 tax year.

      Ten subsidiaries have received final assessments for the years between 1990-1995.

      Seven other subsidiaries have not yet received final assessments since the dates of their incorporation, which were between 1988-1998.

Note 23 - Leases

      The minimum rentals (not including additional rentals computed as a percentage of sales) linked to the CPI or to the U.S. dollar, and payable in future years by the Company or its investee companies, of which the Company is a guarantor, are in respect of long-term leases of stores and office premises, based on the terms in effect on the balance sheet date, as follows:

                                                                     December 31
                                                                            1998
                                                                    ------------
                                                                    Adjusted NIS
                                                                     (thousands)
                                                                    ------------

      Within years subsequent to balance sheet date:
      First year                                                         102,385
      Second year                                                        100,944
      Third year                                                          94,565
      Fourth year                                                         92,985
      Fifth year                                                          71,252
      Sixth to tenth year                                                234,228
      Eleventh to fifteenth year                                         167,541
      Sixteenth to twentieth year                                        106,185
                                                                         -------

                                                                         970,085
                                                                         =======

      Including rentals to:
      Proportionately consolidated investees                              16,516
      Affiliate                                                           23,517
      Interested parties                                                  10,046

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 24 - Contingent Liabilities and Commitments

      A. The Company and its consolidated subsidiaries have commitments to construct new store premises and to purchase equipment as follows:

                                                      December 31   December 31
                                                             1997          1998
                                                      -----------   -----------
                                                       Adjusted NIS (thousands)
                                                      -------------------------

      Linked to the residential Building Costs Index      102,053        62,482
      Linked to the CPI                                    45,883         9,558
      In foreign currency or linked thereto                 8,105        20,080
      Unlinked                                             28,571         7,371
                                                          -------       -------

      Total                                               184,612        99,491
                                                          =======       =======

      B.    Rental agreements

      Contingent liabilities exist for the payment of rentals linked to the CPI or to the U.S. dollar in respect of long-term rental leases on buildings, depending on the completion of the building by the lessors and the taking possession of stores unencumbered by any operational limitations in the amount of NIS 462,480 thousand.

      During 1993, the Company sold one-half of a building construction project having an area of approximately 10,000 square meters. The sale contract provided that the building would be used for rental purposes. Within the framework of the division between partners of rental income from the building, the Company has agreed that the purchasers will receive a minimum income from rentals for the first six years following the completion of construction. Rental income received from the project from the beginning of 1995 was in excess of the minimum guaranteed income.

      C.    Legal proceedings

      Legal claims have been asserted against the Company, certain officers and directors and some of its subsidiaries, the majority of which relate to the ordinary course of business of the Company, including claims related to the cessation of employee/employer relationships. Similarly, claims for damages have been asserted against the Company in its role as an employer or as asset owner. Claims for damages are covered by adequate insurance policies. Based on the opinion of the Company's legal advisors provisions have been made which, in the Company's estimate, will cover these liabilities if they occur.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 24 - Contingent Liabilities and Commitments (cont'd)

      D.    Acquisition taxes

      The Company and its subsidiaries have received assessments from the tax authorities for the payment of acquisition taxes in the amount of NIS 4,506 thousand. These assessments relate to long-term leases entered into in the ordinary course of business after January 1993. Appeals have been filed against these assessments.

      Based on the claims of the tax authorities and the advice of its professional advisers, the Company has established reserves which it believes will cover its acquisition tax liabilities in respect of these leases.

      E.    Guarantees

      (1) The Company and a subsidiary have guaranteed the liabilities of an affiliated company in the amount of NIS 26,925 thousand.

      (2) The Company has guaranteed on behalf of a limited partnership, in which it held an approximate 40% interest, rental payments required to be made by the limited partnership in respect of stores leased for various periods, up to the amount of NIS 1,887 thousand, linked to the CPI (*).

      (3) The Company had guaranteed on behalf of a subsidiary of a previously owned limited partnership lease payments required to be made by such subsidiary for two stores for different periods, up to the amount of $160 thousand, and in respect of another three stores, also for different periods, up to the amount of NIS 9,941 thousand linked to the CPI (*).

      (4) The Company provided guarantees to the above-described limited partnership in the amount of $600 thousand for merchandise purchased from an overseas supplier (*).

      (5) The Company and a consolidated subsidiary have a liability in respect of documentary credits related to imports of merchandise amounting to NIS 31,987 thousand

      (6) In order to secure the liabilities of the Company and subsidiaries to various sources, the Company provided bank guarantees in the amount of NIS 811 thousand.

      (7) In order to secure liabilities of a proportionately consolidated investee to a local authority the Company provided a bank guarantee in the amount of NIS 717 thousand.

      (8) In order to secure the registration of a building in the purchaser's name, the Company provided the purchaser with bank guarantees in the amount of NIS 1,138 thousand.

      (9) The Company has provided a guarantee to a subsidiary in respect of an agreement to purchase a store up to the amount of NIS 5,853 thousand.

      (10) The Company gave a guarantee to Spar Hungary amounting to $1,805 thousand related to possible claims regarding the sale of the Hungarian subsidiary.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 24 - Contingent Liabilities and Commitments (cont'd)

      E.    Guarantees (cont'd)

      * In respect of guarantees mentioned in items (2), (3) and (4) above, the Company received a letter of indemnity from a third party in respect of all damages or expenses which the Company may incur in respect of these guarantees.

      F.    Indemnity and insurance of office holders

      In accordance with the Company's Articles of Association, the Company will indemnify office holders in respect of their responsibilities, subject to legal and other limitations.

      G.    Uncertainty due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. Similar problems may also occur in systems that use the digits "99" in a date field as indication of something other than the Year 1999. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not resolved, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct regular business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company including those related to the remediation efforts of customers, suppliers, or other third parties, will be fully resolved.

Note 25 - Liens

      A.    Liens relating to investees' obligations

      (1) In order to secure the liabilities of a subsidiary to a bank, in the amount of NIS 17,424 thousand and to the Company, in the amount of NIS 7,732 thousand the subsidiary placed an unlimited first charge on land, fixed and current assets in favor of the bank and the Company (the relevant land, fixed and current assets are included in the Consolidated Financial Statements at a value of NIS 38,478 thousand). Similarly, a fixed first level charge was registered on the subsidiary's right to receive rental payments from the lessees of the land.

      (2) In order to secure the liabilities of a proportionately consolidated investee to banks, which are included in the Consolidated Financial Statements in the amount of NIS 69,893 thousand the foregoing company registered a fixed charge and first mortgage (unlimited in amount) on all of its property rights and eight specific rental agreements and a floating charge on all of its assets. The total assets of the proportionately consolidated investee which are included in the Consolidated Financial Statements are NIS 112,336 thousand.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 26 - Events Subsequent to Balance Sheet Date

      Subsequent to balance sheet date, a wholly owned subsidiary purchased 7,313,564 Ordinary Shares of NIS 0.1 of the Company, which represent 3.49% of the issued capital, for the consideration of NIS 72.1 million.

Note 27 - Details of Earnings Per Share Calculation

      The nominal value of shares and net earnings used for the purpose of calculating earnings per share are as follows:

                                                  Year ended December 31
                                       -----------------------------------------
                                            1996            1997            1998
                                       ---------       ---------       ---------
                                                      (thousands)
                                       -----------------------------------------

Nominal value of shares                   17,804          18,632          21,113
                                       =========       =========       =========

Net earnings (adjusted NIS)              120,127         122,442         126,924
                                       =========       =========       =========

Note 28 - Related and Interested Parties

      The Company and its investees carry out business transactions with Israeli banks considered to be related and interested parties due to their control of mutual and provident funds which have invested in the Company's shares. These transactions are principally finance-oriented and are conducted in the ordinary course of business. The amounts included below do not include balances with these entities and their interested parties.

      A.    Balances with related and interested parties

                                                       December 31  December 31
                                                             *1997         1998
                                                       -----------  -----------
                                                       Adjusted NIS (thousands)
                                                       ------------------------

Assets
Cash and cash equivalents                                      718          233
Marketable securities at market value                        3,591        1,945
Other receivables -
Affiliates and partnership                                   1,717          209
Proportionately consolidated investees                         172          228
Current maturities of long-term investments granted            333          348
Long-term loans**                                            1,096          744

Liabilities
Trade payables                                              10,234        4,958
Investee Companies                                           1,500           --

*      Reclassified
**     In respect of long-term loans to investee companies - see Note 8.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 28 - Related and Interested Parties

      B.    Transactions with related and interested parties

      The Company and its subsidiaries carry out business transactions in respect of the purchase of inventory and building construction services with related and interested parties in the ordinary course of business and on commercial terms.

      The Securities Authority, using the authority granted to it under Section 64 3(D) of the Securities Regulations (Preparation of Annual Financial Statements) - 1993 has exempted the Company from the necessity of disclosing transactions, other than in the case of extraordinary transactions, with companies held by interested parties.

      C.    Benefits to interested parties

                                                  Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------      ---------

Number of recipients
Employed interested parties                    1               1               2
                                       =========       =========       =========

Directors                                     10              10              12
                                       =========       =========       =========

                                                  Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------      ---------
                                                Adjusted NIS (thousands)
                                       ----------------------------------------

Amounts of benefits
Employed interested parties - salary
 and benefits*                             2,077           1,611           6,679
                                       =========       =========       =========

Directors' fees                              696             843             788
                                       =========       =========       =========

* In respect of the issue of options to interested parties see Note 17 C, D and E.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 28 - Related and Interested Parties (cont'd)

      D. The consolidated statement of income includes the following income (expenses) relating to transactions with Investee Companies as follows:

                                                Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------      ---------
                                                Adjusted NIS (thousands)
                                       ----------------------------------------

Operating, selling, administrative and
 general expenses:
Proportionately consolidated investee
 companies                                (1,906)         (1,842)        (1,854)
Affiliate                                 (3,573)         (3,630)        (3,596)
Real interest income in respect of
long-term loans:
Affiliated companies                          67           1,127            108
Sundry income, net:
       from proportionately consolidated
       investee company                      128             134            256
       from affiliate                        142             147            145

Note 29 - Monetary assets and liabilities analyzed by currency and linkage base

                                                  December 31, 1997
                              -----------------------------------------------------
                                                                Foreign currency or
                              Israeli currency linked to             linked thereto
                              --------------------------  -------------------------
                               Non-linked    Israeli CPI  U.S. dollars    Hungarian
                                                                            Forints
                              -----------    -----------  ------------    ---------
                                                Adjusted NIS (thousands)
                              -----------------------------------------------------
Cash and cash equivalents          11,367             --         5,119        2,454
Marketable securities at
 market value                     179,934             --            --           --
Short-term investments             27,851             --            --           --
Trade receivables, net            571,062            212            --          589
Other current assets               18,621         13,606            --        1,939
Long-term loans,
including current maturities        3,165         48,846            --           --
                                 --------       --------        ------      -------
                                  812,000         62,664         5,119        4,982
                                 ========       ========        ======      =======

Short-term bank credit             63,716             --            --           --
Trade payables                    617,731             --            --       18,461
Other payables                    113,239         17,966         2,475        4,695
Long-term loans,
including current maturities           --        426,361            --        1,703
                                 --------       --------        ------      -------
                                  794,686        444,327         2,475       24,859
                                 ========       ========        ======      =======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 29 - Monetary assets and liabilities analyzed by currency and linkage base (cont'd)

                                                  December 31, 1998
                              -----------------------------------------------------
                                                                Foreign currency or
                              Israeli currency linked to             linked thereto
                              --------------------------  -------------------------
                               Non-linked    Israeli CPI  U.S. dollars    Hungarian
                                                                            Forints
                              -----------    -----------  ------------    ---------
                                             Adjusted NIS (thousands)
                              -----------------------------------------------------
Cash and cash equivalents          14,806             --        26,957          100
Marketable securities at
 market value                     106,406             --            --           --
Short-term investments                352             --            --           --
Trade receivables, net            607,749             97            --           --
Other current assets               15,587          9,845            --           10
Long-term loans,
including current maturities        2,914         51,567            --           --
                                  -------        -------       -------      -------

                                  747,814         61,509        26,957          110
                                  =======        =======       =======      =======

Short-term bank credit              5,253             --            --           --
Trade payables                    671,941             --            --            8
Other payables                    151,688         15,900         2,011           --
Long-term loans,
including current maturities           --        416,866            --           --
                                  -------        -------       -------      -------

                                  828,882        432,766         2,011            8
                                  =======        =======       =======      =======

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP

      A.    Details of differences

      (1)   Effect of Inflation:

            The Company, in accordance with Israeli GAAP, comprehensively includes the effect of price level changes in the accompanying Consolidated Financial Statements, as described in Note 1.

            Such Israeli accounting principles measure the effect of price level changes in the inflationary Israeli economy.

            U.S. GAAP does not provide for recognition of the effects of such price level changes. Such effects have not been included in the following reconciliation to U.S. GAAP.

      (2)   Stock options granted to employees:

            As described in Note 17, certain options were granted at exercise prices which were lower than the fair market value of the Ordinary Shares on the date of the grant.

            In accordance with Israeli GAAP, recording of expense equal to the difference is not required. Under U.S. GAAP in accordance with Accounting Principles Board ("APB") No. 25 - recording of compensation expense is required over the expected vesting period. In October 1996, the FASB issued Statement No. 123 - "Accounting for Stock Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based compensation plans. The Statement defines a fair-value based method of accounting for employee stock options. In 1997, the Company adopted the disclosure provisions of SFAS 123 but elected to remain under the expense recognition provision of APB 25 for U.S. GAAP reporting purposes.

      (3)   Liability for employee rights upon retirement:

            Under Israeli GAAP, amounts funded by purchase of insurance policies and by deposits with recognized severance pay funds are deducted from the related severance pay liability.

            Under U.S. GAAP, the amounts funded should be presented as other long-term assets and the amounts of the liability should be presented as long-term liabilities.

      (4)   Proportionate consolidation:

            Under Israeli GAAP, jointly controlled entities are included in the Company's Consolidated Financial Statements according to the proportionate consolidation method.

            Under U.S. GAAP, investments in jointly controlled entities are accounted for by the equity method. Proportionate consolidation, however, is permitted by the Securities and Exchange Commission ("SEC") rules applicable to foreign private issuers.

            Summarized financial information about the effect of balances included under proportionate consolidation is included in B6b below.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      A.    Details of differences (cont'd)

      (5)   Deferred taxes on income:

            Under Israeli GAAP the Company does not provide for deferred income taxes on differences between the financial reporting and income tax basis of fixed assets, for which the depreciation period is longer than 20 years, arising from adjustments for changes in the Israeli CPI. Under SFAS No. 109 - "Accounting for Income Taxes" ("SFAS 109"), a provision for income taxes is required to be made for all assets and liabilities that have a different basis for financial reporting and for income tax purposes.

      (6)   Gains on disposal of building.

            Under Israeli GAAP, the Company recognized profits in the year 1994 on the sale of an undivided 50% interest in a building for NIS 50.6 million. After the sale, the Company records its 50% interest in the profits of the property and records depreciation expense on the 50% of the property retained.

            However, because the Company continues to lease a portion of the building, recognition of the sale and accompanying gain is not permitted under U.S. GAAP (SFAS 98). Instead, the Company is required to recognize this as a financing transaction. Accordingly, the NIS 50.6 million received would be recorded as debt and the asset which was legally sold would continue to be reflected on the balance sheet. In periods after the sale, the Company would record 100% of the rental income on the property, depreciation expense on the full cost of the property and imputed interest on the NIS 50.6 million. This accounting method effectively defers and amortizes the gain on the transaction over the life of the project.

            For purposes of the U.S. GAAP reconciliation, the Company has applied the financing method by reversing the NIS 20 million gain recognized for Israeli GAAP purposes, recognizing this amount as a liability and is amortizing this gain over the depreciable life of the property (50 years). The Company has determined that other differences between Israeli GAAP and U.S. GAAP with respect to this transaction are not material.

      (7)   Classification of gains (losses) on disposal of fixed assets.

            Israeli practice is not to classify gains (losses) on disposal of fixed assets as a cost of operations whereas they are considered to be a cost of operations under U.S. GAAP. For the amount of such gains (losses) see Note 21.

      (8)   Dividends:

            In accordance with Israeli GAAP, dividends declared subsequent to the balance sheet date are reflected in the balance sheet as compared to U.S GAAP, which requires that dividends be recorded in the period declared.

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      A.    Details of differences (cont'd)

      (9)   Earnings per share:

            In February 1997 the FASB issued SFAS 128 Earnings per share. SFAS 128 specifies modifications to the calculations of earnings per share from that currently used by the Company. Under SFAS 128 basic earnings per share will be calculated based upon the weighted average number of Ordinary Shares actually outstanding, and diluted earnings per share will be calculated based upon the weighted average number of Ordinary Shares and other convertible securities outstanding.

            SFAS 128 was adopted in 1997. See Note 30B(3) below.

            According to Israeli GAAP the dilutive effect of convertible securities is included in the computation of basic earnings for share if their exercise is considered to be probable, based on the ordinary relationship between the market price of the shares issuable upon the conversion and the discounted present value of the future proceeds derived from the exercise of the convertible securities.

      (10)  Other recent accounting pronouncements

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      B. The effect of the differences between Israeli GAAP and U.S. GAAP on the above mentioned items on the Consolidated Financial Statements is as follows

      (1)   On the statement of income:

                                                  Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------      ---------
                                                Adjusted NIS (thousands)
                                       ----------------------------------------

Net earnings as reported under
 Israeli GAAP                            119,317         121,573        127,019
Deferred income on disposal of
 building                                   (277)            399            398
Compensation expense in respect of
 stock options granted to employees       (1,012)           (783)          (709)
Deferred taxes                             1,083             715            808
                                        --------        --------       --------

Net earnings under U.S. GAAP             119,111         121,904        127,516
                                        ========        ========       ========

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

B. The effect of the differences between Israeli GAAP and U.S. GAAP on the above mentioned items on the Consolidated Financial Statements is as follows

(2)   Number of shares used for the computation of earnings per share:

                                                  Year ended December 31
                                     ------------------------------------------
                                            1996            1997           1998
                                     -----------     -----------    -----------

Under U.S. GAAP:     Primary         174,052,310     182,792,940    208,962,100
                                     ===========     ===========    ===========

                     Diluted         175,107,280     184,364,040    209,975,290
                                     ===========     ===========    ===========

      The difference between the number of shares for the purpose of calculation of primary earnings per share and diluted earnings per share result from exercise of employee stock options.

(3)   On earnings per share:

                                                  Year ended December 31
                                       -----------------------------------------
                                            1996            1997            1998
                                       ---------       ---------      ----------
                                                        NIS
                                       -----------------------------------------

Primary and diluted earnings per share:
As reported under Israeli GAAP              0.67            0.66            0.60
                                       =========       =========       =========
As per U.S. GAAP                            0.68            0.66            0.61
                                       =========       =========       =========

(4)   On balance sheet items:

                                    December 31, 1997                          December 31, 1998
                      ------------------------------------------    ------------------------------------------
                      As reported    Adjustments          As per    As reported    Adjustments          As per
                            under                      U.S. GAAP          under                      U.S. GAAP
                          Israeli                                       Israeli
                             GAAP                                          GAAP
                      -----------    -----------       ---------    -----------    -----------       ---------
                                                      Adjusted NIS (thousands)
                      ----------------------------------------------------------------------------------------
Deferred expenses
 and other assets          81,413         34,973         116,386         61,527         35,224          96,751
Total assets            3,010,257         34,973       3,045,230      3,111,700         35,224       3,146,924
Deferred tax
 liability                 29,762          5,428          35,190         33,167          4,783          37,950
Accrued employee
 severance benefits         5,146         34,973          40,119          5,081         35,224          40,305
Deferred income                --         18,720          18,720             --         18,322          18,322
Retained earnings       1,065,190        (27,791)      1,037,399      1,157,063        (27,295)      1,129,768
Capital reserves          421,683          3,643         425,326        430,515          4,190         434,705
Total liabilities
 and shareholders'
 equity                 3,010,257         34,973       3,045,230      3,111,700         35,224       3,146,924

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      B. The effect of the differences between Israeli GAAP and U.S. GAAP on the above mentioned items on the Consolidated Financial Statements is as follows:(cont'd)

      (5)   Statement of cash flows:

            Cash paid for interest and income tax was as follows:

                                                  Year ended December 31
                                       -----------------------------------------
                                            1996            1997            1998
                                       ---------       ---------      ----------
                                                Adjusted NIS (thousands)
                                       -----------------------------------------

Interest                                  15,258          18,979          21,690
                                       =========       =========       =========
Income tax                                93,025          88,853          82,089
                                       =========       =========       =========

      (6)   Additional disclosure required by U.S. GAAP

            a.    Deferred taxes, net

                                                  Year ended December 31
                                       ----------------------------------------
                                            1996            1997           1998
                                       ---------       ---------      ---------
                                                Adjusted NIS (thousands)
                                       ----------------------------------------

Balance, as reported                     (21,417)        (12,440)       (21,074)
Depreciable fixed assets                 (13,349)        (12,777)       (12,086)
Stock options granted to employees           569             811            904
Deferred income on disposal of
 buildings                                 6,677           6,538          6,399
Net operating losses carried
 forward                                  13,112             140            549
Losses from marketable securities
 carried forward not allowable as
 an expense against other income           1,736             373            544
Valuation allowance                      (14,848)           (513)        (1,093)
                                       ---------       ---------      ---------
Balance, after adjustment                (27,520)        (17,868)       (25,857)
                                       =========       =========      =========

            b.    Proportionate consolidation

                                                   December 31, 1998
                                     -------------------------------------------
                                     As reported
                                           under       Effect of           As in
                                         Israeli   proportionate          equity
                                            GAAP   consolidation           basis
                                     -----------   -------------       ---------
                                                Adjusted NIS (thousands)
                                     -------------------------------------------

Balance sheet
Current assets                         1,182,484          (1,463)      1,181,021
Investments and loans                     80,430          36,744         117,174
Non-current assets                     1,848,786        (110,670)      1,738,116
Current liabilities                      862,952          (7,744)        855,208
Non-current liabilities                  438,952         (67,645)        371,307

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      B. The effect of the differences between Israeli GAAP and U.S. GAAP on the above mentioned items on the Consolidated Financial Statements is as follows:(cont'd)

      (6)   Additional disclosure required by U.S. GAAP (cont'd)

            b.    Proportionate consolidation (cont'd)

                                               Year ended December 31, 1998
                                     ------------------------------------------
                                     As reported
                                           under       Effect of          As in
                                         Israeli   proportionate         equity
                                            GAAP   consolidation          basis
                                     -----------   -------------       --------
                                                Adjusted NIS (thousands)
                                     ------------------------------------------

Statement of income
Revenues                               5,135,051         (15,813)     5,119,238
Operating profit                         164,127          (5,644)       158,483

Statement of cash flows
Net cash provided by operating
 activities                              219,339          (7,310)       212,029
Net cash provided by investing
 activities                              (99,052)            624        (98,428)
Net cash provided by financing
 activities                              (97,364)          6,295        (91,069)

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      B. The effect of the differences between Israeli GAAP and U.S. GAAP on the above mentioned items on the Consolidated Financial Statements is as follows:(cont'd)

      (6)   Additional disclosure required by U.S. GAAP (cont'd)

            b.    Proportionate consolidation (cont'd)

                                                   December 31, 1997
                                     ------------------------------------------
                                     As reported
                                           under       Effect of           As in
                                         Israeli   proportionate          equity
                                            GAAP   consolidation           basis
                                     -----------   -------------       ---------
                                                Adjusted NIS (thousands)
                                     ------------------------------------------

Balance sheet
Current assets                         1,189,296          (1,480)      1,187,816
Investments and loans                    111,453          33,502         144,955
Non-current assets                     1,709,508        (113,838)      1,595,670
Current liabilities                      847,641          (7,943)        839,698
Non-current liabilities                  453,594         (73,874)        379,720

                                               Year ended December 31, 1997
                                     ------------------------------------------
                                     As reported
                                           under       Effect of          As in
                                         Israeli   proportionate         equity
                                            GAAP   consolidation          basis
                                     -----------   -------------       --------
                                                Adjusted NIS (thousands)
                                     ------------------------------------------

Statement of income
Revenues                               4,942,873         (15,552)     4,927,321
Operating profit                         196,645          (7,909)       188,736

Statement of cash flows
Net cash provided by operating
 activities                              190,954          (6,938)       184,016
Net cash provided by investing
 activities                             (721,974)         13,108       (708,866)
Net cash provided by financing
 activities                              525,968          (6,116)       519,852

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      b.    Proportionate consolidation

                                             Year ended December 31, 1996
                                     ------------------------------------------
                                     As reported
                                           under       Effect of          As in
                                         Israeli   proportionate         equity
                                            GAAP   consolidation          basis
                                     -----------   -------------       --------
                                                Adjusted NIS (thousands)
                                     ------------------------------------------

Statement of income
Revenues                               4,036,250         (15,962)     4,020,288
Operating profit                         184,006          (7,981)       176,025

Statement of cash flows
Net cash provided by operating
 activities                              143,551          (4,754)       138,797
Net cash provided by investing
 activities                             (233,104)            474       (232,630)
Net cash provided by financing
 activities                              101,163           7,633        108,796

        c.     Additional disclosures required by SFAS 123

                                                Year ended December 31
                                       -----------------------------------------
                                            1996            1997            1998
                                       ---------       ---------      ----------
                                                Adjusted NIS (thousands)
                                       -----------------------------------------

(i)   Compensation cost
       recognized for stock
       options to employees                1,218           1,869           4,120
                                       =========       =========       =========
(ii)  Net earnings                       117,893         120,035         123,396
                                       =========       =========       =========

(iii) Earnings per share                     NIS             NIS             NIS
                                       ---------       ---------       ---------

      - Primary and Diluted                 0.67            0.65            0.59
                                       =========       =========       =========

                                                              December 31       December 31
                                                                     1997              1998
                                                              -----------       -----------
(iv)  Options outstanding
       Number of shares                                          4,727,000         4,234,496
      Weighted average exercise price for one share (in NIS)          8.94              9.53
      Weighted average remaining contractual life in years            4.68              3.61
(v)   Options currently exercisable
       Number of shares                                            696,000         1,301,829
      Weighted average exercise price for one share (in NIS)          5.75              5.89

Notes to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Note 30 - Differences between Israeli GAAP and U.S. GAAP (cont'd)

      C.    Additional disclosures required by SFAS 123

                                                    December 31     December 31
                                                           1997            1998
                                                    -----------     -----------

(vi) Number of options outstanding at beginning
       of year                                        6,367,754       5,150,206
     Options issued                                          --         465,300
     Options converted to shares                     (1,217,548)       (648,706)
     Cancelled and forfeited options                         --        (267,004)
                                                    -----------     -----------

     Number of options outstanding at year end        5,150,206       4,699,796
                                                    ===========     ===========

Schedule A to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

List Of Investee Companies

Percentages of equity and control based on the holdings of the Company and its subsidiaries

                                                          Ownership      Control
                                                          ---------      -------
                                                                  %            %
                                                          ---------      -------

Subsidiaries
Katif B.M                                                       100          100
Hanetz - Exporters and Importers Ltd.                           100          100
Near East Trust Company Ltd.                                     88           99
Hyper - Kol B.M                                                 100          100
Hevrat Hanechasim Shel Supersol B.M                             100          100
Tinshemet Hevra Lehashkaot B.M                                  100          100
Orvani Hevra Lehashkaot B.M                                     100          100
Gidron Taassiot B.M                                             100          100
Super-Sol Pituah Vehashkaot (1983) B.M                          100          100
Tozereth Hevrah Leaspaka Veshivuk B.M                           100          100
Livnit B.M                                                      100          100
Hyper Reshet Hagal Hayarok B.M                                  100          100
Katif Ibud Tozereth Haklait (1989) B.M                          100          100
Super-Sol - Bailsol Hashkaot B.M                                 50           51
Hyperneto (Retail chain Ltd.) (Previously
  Super Office Ltd.)*                                           100          100
Super Sol Magyarorszag Kft                                      100          100
Retail Chains Hungary Keresekedelmi Kft.*                       100          100

Proportionately Consolidated Investees
Israel Kanyonim Ltd.                                             50           50
Merkaz Hakirya (Ashdod 1995) Ltd.                                50           50

Affiliated Companies
Avnat B.M                                                      46.9         46.9
Bay Heart Ltd.                                                   37           37

*     In voluntary liquidation

Schedule B to the Consolidated Financial Statements
as at December 31, 1998                                           Super-Sol Ltd.
--------------------------------------------------------------------------------

Details Of Investments In Affiliates And Summary Of Their Financial Statements As at December 31, 1998 and for the year ended on that date

Adjusted New Israeli Shokels as of December 1998

                                                        Bay Heart         Avnat
                                                         Limited           B.M.
                                                        --------          -----

Percentage ownership of share capital.                        37%          46.9%
                                                         =======        =======

                                                             (NIS thousands)
                                                         ----------------------
Investment in these companies:
Share Capital and retained earnings                       22,192          8,812
Loans                                                      1,584          3,482
Unlinked capital notes                                        --          2,914
                                                         -------        -------

                                                          23,776         15,208
                                                         =======        =======

Guarantees granted                                        26,925             --
                                                         =======        =======
Summary of financial statements:
Current assets                                             3,357          1,265
Investments, loans and long-term balances                    616             --
Fixed assets                                             225,224        146,378
Other assets and deferred expenses                            --          1,486
                                                         -------        -------

                                                         229,597        149,129
                                                         =======        =======

Current liabilities                                       13,740         28,485
Long-term liabilities                                    155,879        100,104
Shareholders' equity                                      59,978         20,540
                                                         -------        -------

                                                         229,597        149,129
                                                         =======        =======

Net earnings (loss) for the year                           6,171         (1,791)
                                                         =======        =======

                        Tambour Limited and Subsidiaries
                        Financial Statements
                        December 31, 1998

Contents

                                                                            Page

Auditor's Report                                                               1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Income                                              4

Statement of Changes in Shareholders' Equity                                   5

Consolidated Statements of Cash Flows                                          6

Balance Sheets - The Company                                                   9

Statements of Income - The Company                                            11

Statements of Cash Flows - The Company                                        12

Notes to the Financial Statements                                             14

Appendix                                                                      64

Tirat HaCarmel, March 8, 1999

Report of Independent Public Accountants

Tambour Limited

We have audited the accompanying balance sheets of Tambour Ltd. (the Company) as at December 31, 1998 and 1997 and the consolidated balance sheets of the Company and its subsidiaries as at such dates, and the related statements of income, changes in shareholders' equity, and cash flows, for each of the three years, the last of which ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets constitute 10.5% of the total consolidated assets as at December 31, 1997, and whose revenues constitute 7.5% and 12.4% of the total consolidated revenues for the years ended December 31, 1997 and 1996, respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts resulting from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above mentioned financial statements were prepared on the basis of the historical cost convention, adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed data of the Company in nominal historical values, on the basis of which its adjusted financial statements were prepared, is presented in Note 21.

In our opinion, based on our audits and on the reports of the above mentioned other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1998 and 1997 and the results of operations, changes in shareholders' equity and their cash flows for each of the three years, the last of which ended December 31, 1998, in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in Note 22 to the financial statements.

Somekh Chaikin

Certified Public Accountants (Israel)

Consolidated Balance Sheets as at December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                             1998            1997
                                                         -------------   -------------
                                                 Note    NIS thousands   NIS thousands
                                                 ----    -------------   -------------
Current assets
Cash and cash equivalents                                       24,424          34,117
Marketable securities                                3           9,988          57,333
Accounts receivable - trade                         4A         201,990         203,248
Other receivables                                   4B          28,251          28,658
Bank deposits                                       5A          18,300          18,673
Inventories                                          6         110,276         114,350
                                                         -------------   -------------

                                                               393,229         456,379
                                                         -------------   -------------

Investments and long-term assets
Affiliated companies                                7B          17,628          34,328
Bank deposits and other receivables                 5B           3,184           3,851
Deferred taxes, net                                17C             280             289
                                                         -------------   -------------

                                                                21,092          38,468
                                                         -------------   -------------

Property, plant and equipment                        8
Cost                                                           591,925         574,794
Less: Accumulated depreciation                                 376,715         355,299
                                                         -------------   -------------

                                                               215,210         219,495
                                                         -------------   -------------

Intangible assets and deferred charges               9             539           1,633
                                                         -------------   -------------

                                                               630,070         715,975
                                                         =============   =============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

                                                                      1998            1997
                                                                  -------------   -------------
                                                           Note   NIS thousands   NIS thousands
                                                           ----   -------------   -------------
Current liabilities
Bank credits and others                                      10          52,398          28,671
Accounts payable - trade                                    11A          46,338          42,845
Other accounts payable                                      11B          47,166          55,103
Dividend declared                                                            --          48,708
                                                                  -------------   -------------

                                                                        145,902         175,327
                                                                  -------------   -------------

Long-term liabilities
Long-term debt                                              12A          45,992           3,837
Liability regarding termination of
 employee-employer relationship, net                         13           3,765           8,698
Deferred taxes, net                                         17C           8,109           8,159
                                                                  -------------   -------------

                                                                         57,866          20,694
                                                                  -------------   -------------

Minority interest                                                        36,175          40,355
                                                                  -------------   -------------

Liens, guarantees contingencies and commitments              15

Shareholders' equity
Share capital                                                14         105,697         105,697
Paid-in capital                                                         248,464         248,464
Retained earnings                                                        40,382         126,640
                                                                  -------------   -------------

                                                                        394,543         480,801

Less: Company shares held by subsidiaries                                 4,416           1,202
                                                                  -------------   -------------

                                                                        390,127         479,599
                                                                  -------------   -------------

                                                                        630,070         715,975
                                                                  =============         =======

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Consolidated Statements of Income for the Year Ended December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                            1998             * 1997           * 1996
                                                                        -------------     -------------     -------------
                                                               Note     NIS thousands     NIS thousands     NIS thousands
                                                               ----     -------------     -------------     -------------
Revenue from sales                                              19A           620,508           676,333           680,626
Cost of sales                                                   19B           397,081           438,474           444,098
                                                                        -------------     -------------     -------------

Gross profit                                                                  223,427           237,859           236,528
                                                                        -------------     -------------     -------------

Selling and marketing expenses                                  19C           132,376           137,956           120,289
General and administrative expenses                             19D            50,357            53,545            47,121
                                                                        -------------     -------------     -------------
                                                                              182,733           191,501           167,410
                                                                        -------------     -------------     -------------

Operating income                                                               40,694            46,358            69,118

Finance expenses, net                                           19E            (9,297)             (724)           (5,592)
Other income (expenses), net                                    19F             4,773              (873)            1,292
                                                                        -------------     -------------     -------------

Income before income taxes                                                     36,170            44,761            64,818

Income taxes                                                    17E            13,634            15,285            25,490
                                                                        -------------     -------------     -------------

Net income after income taxes                                                  22,536            29,476            39,328

Equity in income (losses) of
  affiliated companies, net                                                    (4,366)              832                33
Minority interest in subsidiaries' losses (income)                                655            (1,700)           (2,233)
                                                                        -------------     -------------     -------------

Net income from continuing operations                                          18,825            28,608            37,128

Income (Loss)  from discontinued operations, net                19G            (1,748)            5,731             1,842
                                                                        -------------     -------------     -------------

Net income for the year                                                        17,077            34,339            38,970
                                                                        =============     =============     =============

Earnings per NIS 1 par value of shares -
  in NIS:                                                        16

Continuing operations                                                            0.31              0.48              0.61
                                                                        =============     =============     =============

Discontinued operations                                                         (0.03)             0.09              0.03
                                                                        =============     =============     =============

Net income                                                                       0.28              0.57              0.64
                                                                        =============     =============     =============

*     Reclassified - Also see Note 2V.

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                                    Company
                                                                                    shares held
                                    Share                          Retained         by
                                    Capital         Premium        earnings         subsidiaries     Total
                                    -------         -------        --------         ------------     --------
                                                                 NIS thousands
                                    -------------------------------------------------------------------------
Balance as at
 December 31, 1995                  105,697         248,464         227,202                --         581,363

Changes during1996:

Net income                               --              --          38,970                --          38,970
Dividend *                               --              --        (105,106)               --        (105,106)
Company shares
  acquired by subsidiary                 --              --              --            (1,202)         (1,202)
Balance as at
                                    -------         -------        --------            ------        --------
  December 31, 1996                 105,697         248,464         161,066            (1,202)        514,025

Changes during1997:

Net income                               --              --          34,339                --          34,339
Dividend**                               --              --         (68,765)               --         (68,765)
                                    -------         -------        --------            ------        --------

Balance as at
  December 31, 1997                 105,697         248,464         126,640            (1,202)        479,599

Changes during 1998

Net income                               --              --          17,077                --          17,077
Dividend                                 --              --        (103,335)               --        (103,335)
Company shares
  acquired by subsidiaries               --              --              --            (3,214)         (3,214)
                                    -------         -------        --------            ------        --------

Balance as at
  December 31, 1998                 105,697         248,464          40,382            (4,416)        390,127
                                    =======         =======        ========            ======        ========

*     Including dividend declared of NIS 58,106 thousand.

**    Including dividend declared of NIS 48,708 thousand.

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Consolidated Statements of Cash Flows for the Year Ended December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                    1998             1997             1996
                                                               -------------     -------------    -------------
                                                               NIS thousands     NIS thousands    NIS thousands
                                                               -------------     -------------    -------------
Cash flows from operating activities
Net income for the year                                               17,077            34,339           38,970
Reconciliation of net income to net cash provided by
  operating activities (a)                                            24,501             6,952           64,948
                                                               -------------     -------------    -------------

Net cash provided by operating activities                             41,578            41,291          103,918
                                                               -------------     -------------    -------------

Cash flows from investing activities:
Acquisition of shares in an affiliated company that
  became a subsidiary (b)                                                 --                --             (683)
Acquisition of shares of newly-consolidated subsidiary (c)                --                --          (51,382)
Additions to property, plant and equipment                           (31,080)          (37,685)         (46,315)
Proceeds from sale of property, plant and equipment                    3,630             2,108            3,564
Sale of marketable securities, net                                    48,576             6,526           19,103
Investments in affiliated companies and others                            --            (6,632)            (260)
Proceeds (Payment) from sale of affiliate                             17,705              (147)              --
Loans to affiliated companies                                         (3,000)               --           (7,761)
Collection of loans to affiliated companies                            1,549                --              462
Proceeds (Expenses) from sale of operations of a subsidiary           (3,439)           46,313               --
Long-term bank deposits and other long-term receivables               19,444             5,202           88,895
Long-term bank deposits and long-term debt                                --                --          (21,772)
Acquisition of shares of subsidiary                                   (2,005)           (8,046)            (812)
Investment in intangible assets and deferred charges                      --                --             (269)
Short-term bank deposits, net                                        (17,648)               --               --
                                                               -------------     -------------    -------------

Net cash provided by (used in) investment activities                  33,732             7,639          (17,230)
                                                               -------------     -------------    -------------

Cash flows from financing activities:
Dividend distributed                                                (152,043)          (78,163)         (47,000)
Dividend to minority interest in subsidiaries                           (698)             (774)         (10,887)
Increase (Decrease) in short-term bank credits, net                  (17,965)              357            7,470
Additions to long-term debt                                          129,137             1,341            2,162
Repayment of long-term debt                                          (40,321)           (4,275)          (5,368)
Acquisition of company shares by subsidiaries                         (3,214)               --           (1,202)
Proceeds from redemption of debentures in subsidiaries                   101                75               77
Premium from the minority interest                                        --                66               --
                                                               -------------     -------------    -------------

Net cash used in financing activities                                (85,003)          (81,373)         (54,748)
                                                               -------------     -------------    -------------

Increase (Decrease) in cash and cash equivalents                      (9,693)          (32,443)          31,940
Balance of cash and cash equivalents
  at beginning of year                                                34,117            66,560           34,620
                                                               -------------     -------------    -------------

Balance of cash and cash equivalents at end of year                   24,424            34,117           66,560
                                                               =============     =============    =============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                               1998             1997            1996
                                                           -------------    -------------    -------------
                                                           NIS thousands    NIS thousands    NIS thousands
                                                           -------------    -------------    -------------
(a) Reconciliation of net income to net cash provided
      by operating activities
Income and expenses not involving cash flows:
Depreciation and amortization                                     29,845           33,278           37,429
Deferred taxes, net                                                 (387)           3,278           12,296
Increase in liability regarding termination of
  employee - employer relationship, net                              154            1,330              378
Minority interest in earnings (losses) of subsidiaries              (854)           8,184            3,489
Equity in losses (earnings) of affiliated companies, net           4,366             (832)             (33)
Loss (Income) from sale of discontinued operations and
  from sale of operation to affiliate                              3,911          (11,111)              --
Loss (Gain) on sale of affiliates                                 (3,978)               2              239
Capital gains, net                                                  (300)          (1,328)          (1,057)
Erosion of loans and long-term debt, net                          (5,145)            (190)          (1,095)
Increase in value of marketable securities                        (1,231)          (3,241)            (178)
Increase in value of bank deposits                                  (913)          (1,155)          (2,084)

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable - trade                   862          (23,644)           4,915
(Increase) Decrease in other receivables                             824             (767)            (873)
(Increase) Decrease in inventories                                 1,606           (1,986)          22,456
Increase (Decrease) in accounts payable - trade                    3,373            1,016          (13,450)
Increase (Decrease) in other accounts payable                     (7,632)           4,118            2,516
                                                           -------------    -------------    -------------

                                                                  24,501            6,952           64,948
                                                           =============    =============    =============

(b) Acquisition of shares in an affiliate
      that became a subsidiary *:
Assets and liabilities of Chemitas (1998) Ltd. as at the
  date of acquisition (net of cash):
Working capital (net of cash)                                                                        4,722
Fixed assets, net                                                                                    1,936
Deferred taxes                                                                                          39
Goodwill created on acquisition                                                                         52
Minority interest at date of acquisition                                                            (2,899)
                                                                                             -------------

                                                                                                     3,850
Investment on equity basis as at date of becoming
  a subsidiary                                                                                      (3,167)
                                                                                             -------------

                                                                                                       683
                                                                                             =============

*     See note 7H.

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                               1998             1997              1996
                                                           -------------    -------------     -------------
                                                           NIS thousands    NIS thousands     NIS thousands
                                                           -------------    -------------     -------------
(c) Acquisition of shares in
      a newly consolidated subsidiary **:

Assets and liabilities of Kedem Chemicals Ltd. as at the date of acquisition (net of cash):

Working capital (net of cash)                                                                        38,383
Fixed assets, net                                                                                    23,294
Intangible assets, net                                                                                1,154
Long term liabilities                                                                                (7,977)
Goodwill at date of acquisition                                                                      17,149
Minority interest at date of acquisition                                                            (20,621)
                                                                                              -------------

                                                                                                     51,382
                                                                                              -------------
**      See Note 19F

(d) Significant non-cash transactions:

Long-term receivables on sale of fixed assets                         --              723                --
                                                           =============    =============     =============

Fixed assets acquired on credit terms                              1,740            1,721             1,271
                                                           =============    =============     =============

Minority interest in dividend declared by subsidiaries               517               --                --
                                                           =============    =============     =============

Dividend declared                                                     --           48,708            57,903
                                                           =============    =============     =============

The accompanying notes and appendix are an integral part of the financial statements.

Balance Sheets as at December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                             1998            1997
                                                         -------------   -------------
                                                  Note   NIS thousands   NIS thousands
                                                  ----   -------------   -------------
Current assets
Cash and cash equivalents                                        8,581           6,574
Marketable securities                                3           9,364          53,413
Accounts receivable - trade                         4A         119,332         108,160
Other receivables                                   4B          44,621          45,854
Bank deposits                                       5A              --          18,673
Inventories                                          6          81,752          87,789
                                                         -------------   -------------

                                                               263,650         320,463
                                                         -------------   -------------

Investments and long-term assets
Subsidiaries and affiliates                          7         113,651         130,134
Bank deposits and other receivables                 5B           2,565           2,824
                                                         -------------   -------------

                                                               116,216         132,958
                                                         -------------   -------------

Property, plant and equipment                        8
Cost                                                           447,774         434,838
Less:  Accumulated depreciation                                302,028         285,026
                                                         -------------   -------------

                                                               145,746         149,812
                                                         -------------   -------------

Intangible assets and deferred charges               9             120             160
                                                         -------------   -------------

                                                               525,732         603,393
                                                         =============   =============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------

                                                                       1998            1997
                                                                   -------------   -------------
                                                            Note   NIS thousands   NIS thousands
                                                            ----   -------------   -------------
Current liabilities
Bank credits                                                  10          46,224          17,548
Accounts payable - trade                                     11A          22,227          18,595
Other accounts payable                                       11B          24,267          31,690
Dividend declared                                                             --          48,880
                                                                   -------------   -------------

                                                                          92,718         116,713
                                                                   -------------   -------------

Long-term liabilities
Long-term debt                                               12A          37,086              --
Liability regarding termination of
  employee - employer relationship, net                       13           2,506           2,729
Capital notes issued to subsidiaries                         12C             485           2,243
Deferred taxes, net                                          17C           2,810           2,109
                                                                   -------------   -------------

                                                                          42,887           7,081
                                                                   -------------   -------------

Liens, guarantees, contingencies and commitments              15

Shareholders' equity
Share capital                                                 14         105,697         105,697
Paid-in capital                                                          248,464         248,464
Retained earnings                                                         40,382         126,640
                                                                   -------------   -------------

                                                                         394,543         480,801
Less:  Company shares held by subsidiaries                                 4,416           1,202
                                                                   -------------   -------------

                                                                         390,127         479,599
                                                                   -------------   -------------

                                                                         525,732         603,393
                                                                   =============   =============

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

Statements of Income for the Year Ended December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                       1998              1997              1996
                                                                  -------------     -------------     -------------
                                                         Note     NIS thousands     NIS thousands     NIS thousands
                                                         ----     -------------     -------------     -------------
Revenue from sales                                        19A           461,357           478,367           484,756
Cost of sales                                             19B           286,092         * 301,578         * 309,022
                                                                  -------------     -------------     -------------

Gross profit                                                            175,265           176,789           175,734
                                                                  -------------     -------------     -------------

Selling and marketing expenses                            19C           104,298          * 99,677          * 86,435
General and administrative expenses                       19D            35,258          * 37,185          * 32,422
                                                                  -------------     -------------     -------------

                                                                        139,556           136,862           118,857
                                                                  -------------     -------------     -------------

Operating income                                                         35,709            39,927            56,877

Finance income (expense), net                             19E            (5,311)          * 3,449          *(2,347)
Other income, net                                         19F             7,660             2,190             3,260
                                                                  -------------     -------------     -------------

Income before income taxes                                               38,058            45,566            57,790

Income taxes                                              17E            14,024            14,385            21,683
                                                                  -------------     -------------     -------------

Net income after income taxes                                            24,034            31,181            36,107

Equity in earnings (losses) of subsidiaries
  and affiliates, net                                                    (6,957)            3,158             2,863
                                                                  -------------     -------------     -------------

Net income for the year                                                  17,077            34,339            38,970
                                                                  =============     =============     =============

Earnings per NIS 1 par value of shares -
  in NIS:                                                  16              0.28              0.57              0.64
                                                                  =============     =============     =============

*     Reclassified.

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

Statements of Cash Flows for the Year Ended December 31,
--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                    1998              1997              1996
                                                               -------------      -------------     -------------
                                                               NIS thousands      NIS thousands     NIS thousands
                                                               -------------      -------------     -------------
Cash flows from operating activities:
Net income for the year                                               17,077             34,339            38,970
Reconciliation of net income to net cash
  provided by operating activities (a)                                 6,615             (3,385)           41,436
                                                               -------------      -------------     -------------

Net cash provided by operating activities                             23,692             30,954            80,406
                                                               -------------      -------------     -------------

Cash flows from investing activities:
Purchases of property, plant and equipment                           (18,206)           (23,896)          (31,401)
Proceeds from sale of property, plant and equipment                    1,182                719             1,411
Sale of marketable securities, net                                    45,063             10,388             7,883
Investments in affiliates and subsidiaries                               (25)            *(351)           (58,510)
Proceeds from sale of affiliate                                       17,705                 --            23,818
Loans to affiliates and subsidiaries                                  (3,613)            (5,113)          (10,358)
Long-term bank deposit and other long-term receivables                    --                 --           (21,772)
Collection of loans to affiliates and subsidiaries                     1,549                211               959
Investment in capital notes of affiliates and subsidiaries            (1,980)          *(8,048)           (24,877)
Long-term bank deposits and long-term debt                            19,342              4,954            88,742
Dividends received from affiliates and subsidiaries                   15,433                992            15,538
Acquisition of investment from subsidiary                            (14,542)                --                --
Investment in intangible assets                                           --                 --              (252)
                                                               -------------      -------------     -------------

Net cash provided by (used in) investment activities                  61,908            (20,144)           (8,819)
                                                               -------------      -------------     -------------

Cash flows from financing activities:
Dividend distributed                                                (152,582)           (78,239)          (47,000)
Increase (Decrease) in short-term bank credits, net                  (16,975)            17,436               (43)
Repayment of capital notes                                            (1,710)                --                --
Additions to long-term debt                                          122,685                 --                --
Repayment of long-term debt                                          (35,011)                --                --
                                                               -------------      -------------     -------------

Net cash used in financing activities                                (83,593)           (60,803)          (47,043)
                                                               -------------      -------------     -------------

Increase (Decrease) in cash and cash equivalents                       2,007            (49,993)           24,544
Balance of cash and cash equivalents
  at beginning of year                                                 6,574             56,567            32,023
                                                               -------------      -------------     -------------

Balance of cash and cash equivalents at end of year                    8,581              6,574            56,567
                                                               =============      =============     =============

*     Reclassified.

The accompanying notes and appendix are an integral part of the financial statements.

                                                                 Tambour Limited

--------------------------------------------------------------------------------

Adjusted to New Israel Shekels of December 1998

                                                                   1998             1997              1996
                                                              -------------     -------------     -------------
                                                              NIS thousands     NIS thousands     NIS thousands
                                                              -------------     -------------     -------------
(a) Reconciliation of net income to net cash
      provided by operating activities

Income and expenses not involving cash flows:
Depreciation and amortization                                        20,739            20,900            24,710
Deferred taxes, net                                                     256             1,999            10,626
Increase (Decrease) in liability regarding termination
  of employee -employer relationship, net                              (223)              986               247
Equity in (earnings) losses of subsidiaries
  and affiliates, net                                                 6,957            (3,158)           (2,863)
Loss (Gain) on sale of subsidiaries and affiliates                   (3,978)               --               239
Capital gains, net                                                     (627)             (437)             (845)
Erosion of loans and long-term debt, net                             (4,862)             (290)             (566)
Increase in value of marketable securities                           (1,014)           (3,182)             (758)
Increase in value of bank deposits                                     (261)           (1,155)           (2,084)

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable - trade                  (11,172)          (16,990)            1,365
(Increase) Decrease in other receivables                             (2,464)           (5,496)            3,125
(Increase) Decrease in inventories                                    6,037            (7,520)           18,505
Increase (Decrease) in accounts payable - trade                       3,282             6,106            (9,599)
Increase (Decrease) in other accounts payable                        (6,055)            4,852              (666)
                                                              -------------     -------------     -------------

                                                                      6,615            (3,385)           41,436
                                                              =============     =============     =============

(b) Significant non - cash transactions:

Dividend declared                                                        --            48,880            58,106
                                                              =============     =============     =============

Fixed assets acquired on credit terms                                   650             1,668             1,143
                                                              =============     =============     =============

Conversion of short-term loan to subsidiary into long-term            7,307                --                --
                                                              =============     =============     =============

The accompanying notes and appendix are an integral part of the financial statements.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 1 - General

      A. Tambour Limited (hereafter "the Company") manufactures and markets a wide range of paints and coating materials, and is also involved, through its affiliated and subsidiary companies (hereafter the consolidation or the group), in detergents and disinfectants for the institutional and retail markets, in the treatment of water and wastes, industrial oils, the treatment of metals, production of adhesives, sealants and emulsions, polymers and additives for the construction industry as well as printing inks.

      B.    Uncertainty due to the year 2000 ("Y2K") issue.

            The Y2K issue arises because many computerized systems use two digits, rather than four, to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use the digits "99" to represent something other than a date. The effects of the Y2K issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to ensure that all aspects of the year 2000 issue affecting the company, including those relating to the remediation efforts by customers, suppliers or other outside parties will be resolved in full.

Note 2 - Reporting Principles and Accounting Policies

      A.    Definitions

            In these financial statements -

            (1) Subsidiary - A company and partnerships whose financial statements are fully consolidated with those of the Company.

            (2) Affiliate - A company other than a subsidiary, including partnership which is included directly or indirectly, in the Company's financial statements on the equity basis.

            (3) Related parties - As defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

            (4) Interested parties - As defined in paragraph 1(1) of the Securities Law.

            (5) Index or CPI - The consumer price index published by the Central Bureau of Statistics.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

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

            (3) In the adjusted financial statements, the terms "cost" and "equity" signify adjusted cost and adjusted equity.

            (4) All comparative figures (including monetary items) are adjusted to the index of the end of the current year.

      C.    Principles of adjustment

            (1)   The Balance Sheet

                  Non-monetary items (mainly property, plant and equipment, inventories, share capital and paid-in capital) have been adjusted for the changes in the consumer price index from the month of execution of each transaction to the index published for the balance sheet month.

                  Monetary items are presented in the adjusted balance sheet at their nominal value.

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

            (2)   Statements of Income

                  The items of the statements of income have been adjusted according to the changes in the Consumer Price Index as follows:

                  One. Income and expenses deriving from non-monetary items (such as depreciation and amortization, changes in inventory, prepaid expenses and income, etc.) or from provisions included in the balance sheet (such as severance pay and vacation provision, etc.), were adjusted according to specific indices together with adjustment of the balance sheet item.

                  Two. The remaining items of the statement of income (such as sales, purchases and production costs, etc.), other than the elements of finance income (expense), have been adjusted according to indices of the month the transactions were carried out.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

      C.    Principles of adjustment (cont'd)

            (2)   Statements of Income (cont'd)

                  Three. The equity in the operating results of affiliated
                        companies and the minority interest of subsidiaries' operating results, have been determined based on the adjusted financial statements of the respective companies.

                  Four. Finance income (expense), net, represents finance income and expense in real terms, erosion of monetary items during the year, gains and increase in value of marketable securities as well as gains and losses from financial instruments.

                  Five. Income taxes - Current taxes consist of advance payments made during the year and amounts due at balance sheet date (or net of amounts to be refunded as of balance sheet date). The advance payments are adjusted on the basis of the index at the time of each payment, while the amounts due (or refundable) are not adjusted. Therefore, the current taxes include the expense resulting from the erosion in value of the advance payments of income taxes from payment date to the balance sheet date. Deferred taxes - see Notes 2K and 17C

            (3)   Statement of Changes in Shareholders' Equity

                  Dividends declared and paid during the year are adjusted based on the index of the month of payment. Dividends declared during the year but not yet paid as of balance sheet date are not adjusted.

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

                  A list of the companies whose financial statements are included in the consolidated financial statements and the extent of ownership and control of them, appears in the Appendix to the financial statements.

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

      D.    Consolidation of the financial statements (cont'd)

            (4) Goodwill is included in the Consolidated Balance Sheet as part of "Intangible assets and deferred charges" and is amortized on a straight-line basis over 10 years. Such balances pertaining to acquisitions prior to 1996 are amortized over five years.

            (5) All intercompany balances, transactions and income from intercompany sales not yet realized outside the group - have been eliminated.

      E.    Investments in subsidiaries and affiliates

            (1) Investments are included on the equity basis which, according to management, does not exceed their fair value.

            (2) In calculating the company's share in equity, anticipated losses from the redemption of convertible securities issued by subsidiaries were taken into consideration if redemption or conversion was considered probable. No such losses have been included in these financial statements since the redemption or conversion of these securities was not considered probable.

            (3) Income from sales not yet realized outside the group have been eliminated.

            (4)   Amortization of goodwill - see note 2D(4)

            (5) Goodwill pertaining to an investment in an affiliate has been amortized over 10 years. The amortization has been accelerated to 5 years due to accumulated losses in the affiliate.

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting principles and Accounting Policies (cont'd)

      H.    Allowance for doubtful accounts

            The financial statements include allowances for doubtful accounts that reflect fairly, based upon management's estimation, the losses included in accounts receivable, the collection of which is doubtful.

            The allowance for doubtful accounts is computed mainly at the rate of 8.5% of the balance of open accounts receivable and, in small part specifically for accounts which are, in management's opinion, doubtful. Accounts receivable that, in management's opinion, are uncollectible, are written-off.

      I.    Marketable securities

            Short-term marketable securities are presented on the basis of their market value as of balance sheet date.

            The changes in their value are included in the statement of income.

      10th. Property, plant and equipment

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

                  Annual depreciation rates:
                                                                              %
                                                                         -------
                  Buildings                                                 4-10
                  Machinery and equipment                                   5-33
                  Motor vehicles                                           15-20
                  Computers                                                20-33
                  Office furniture and equipment                            6-33
                  Leasehold improvements                                    6-33

            (5) Assets leased by capital lease are presented as Company assets at their normal purchase price (without the financing element), and depreciated at the accepted rates for such assets. Lease amounts payable in coming years, after deduction of the inherent finance element, are included in liabilities. The interest on these amounts is accrued and included in the statement of income.

            (6) Land leased from The Israel Land Administration is amortized over the period of the lease.

            (7) Some property, plant and equipment has been reduced to realizable value.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

      K.    Deferred taxes

            Companies in the group record deferred taxes for timing differences. Timing differences are differences between the value of assets and liability for income tax purposes and their value for financial reporting purposes.

            The amount deferred each year is computed according to the liability approach at the tax rates that will be applicable upon utilization of the deferred taxes or upon realization of the tax benefits, as known at the time of approval of the financial statements by the Board of Directors.

            Both the consolidated balance sheet and the balance sheet of the Company include deferred tax assets, the realization of which is dependent upon the existence of adequate taxable income in future years. In management's estimation, these deferred tax assets are realizable in the future.

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

            The main factors in respect of which deferred taxes are not computed are as follows:

            One. Adjustment amounts for changes in the purchasing power of the Shekel pertaining to private motor vehicles, under the rules determined by the Institute of Certified Public Accountants in Israel.

            Two. Investments in subsidiaries and affiliates, since the Company intends to hold such investments and not sell them.

            Three. Timing differences, net, for which a tax asset should be created but the possibility of realization of the benefit is in doubt.

            Four.  Accumulated losses for tax purposes of a subsidiary.

      L.    Intangible assets and deferred charges, net

            (1) Know-how and patent rights, manufacturing and distribution rights and foundation costs - are stated at amortized cost and amortized on the straight-line basis over 5 years upon commencement of their utilization over their anticipated benefit period.

            (2) Goodwill of subsidiaries is presented at amortized cost and is amortized in equal annual installments over 10 years.

            (3) Issue costs of convertible debentures of a subsidiary were amortized in equal annual installments through the date of redemption of the debentures.

            (4) The book value of the intangible assets and deferred charges does not exceed their economic value as at balance sheet date.

Note 2 - Reporting Principles and Accounting Principles (cont'd)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

      M.    Convertible debentures - Subsidiary

            Convertible debentures of a subsidiary were included based on tests of probability of conversion, as determined under Opinion No. 53 of the Institute of Certified Public Accountants in Israel. Convertible debentures whose conversion was not considered probable were reflected under long-term liabilities at the value of the liability as at balance sheet date.

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

                  Assets (other than securities) and liabilities linked to the Consumer Price Index are stated at the linkage terms applicable for each balance.

                  Data on Consumer Price Indices and exchange rates:

                                 December 31,                   Percentage of change
                       ------------------------------         -------------------------
                        1998        1997         1996         1998       1997      1996
                       -----       -----        -----         ----       ----     -----
CPI in points          166.3       153.1        143.1         8.62       6.99     10.59
                       =====       =====        =====         ====       ====     =====
U.S. dollar
exchange rate           4.16       3.536        3.251        17.65       8.77      3.70
                       =====       =====        =====         ====       ====     =====

            (2) Income and expenses in foreign currency are included in the nominal statements of income in the relevant line items at the exchange rates in effect at the time they arose.

            (3) Exchange rates and linkage differences arising as a result of the adjustment of foreign currency or CPI-linked assets and liabilities, appear in the nominal statements of income in the relevant line items as they arise.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

      P.    Financial Instruments

            (1) The fair value of financial instruments (bank deposits, long-term liabilities and the components of working capital) is not materially different from their book value as at balance sheet date. Financial instruments are presented at book value as at balance sheet date.

            (2) Foreign exchange forward contracts - results are included in the Statement of Income as they occur. The amounts of foreign exchange forward contract during the period of these financial statements is immaterial.

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

      S.    Erosion of capital notes

            The inflationary erosion of unlinked, non-interest bearing capital notes which were issued by the Company to subsidiaries or vice versa, is recorded directly to additional paid-in capital and not to the Statement of Income.

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

       U.    Upgrade of computer systems to the year 2000

            Costs of upgrading the existing computer programs to make them year 2000 compatible are expensed as incurred. As to uncertainty arising from this issue, see Note 1B.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 2 - Reporting Principles and Accounting Policies (cont'd)

      V. Reclassification - Discontinued Operations

            (1) The operations of a subsidiary, Kedem Chemicals Ltd. (hereafter - Kedem), in the retail detergents field (hereafter
                  - Fantastik operations) were sold during 1997. In addition, in 1998, Kedem sold its operations in the fertilization, disinfestation and disinfection field (hereafter - Ecogan operations) (See Note 7F(1)).

                  In accordance with generally accepted accounting principles, the Statement of Income figures pertaining to discontinued operations included in the prior year's comparative figures, have been reclassified to a separate line in the Consolidated Statement of Income in order to reflect the results of the group from continuing operations and in order to present the results of discontinued operations separately (see Note 19G).

            (2) The comparative figures of industrial and institutional detergents operations have not been reclassified as a discontinued operation since Kedem holds a substantial part (49.9%) (the group - 41.14%) of the affiliated company that will continue these operations. The results of these operations are presented, as of November 1997, in "Equity in income of affiliated companies, net" (see Note 7F(2)).

Note 3 - Marketable Securities

       Consist of:

                                         Consolidated                    The Company
                                 ----------------------------    ----------------------------
                                 December 31,    December 31,    December 31,    December 31,
                                    1998             1997            1998           1997
                                 ------------    ------------    ------------    ------------
                                    Adjusted NIS thousands          Adjusted NIS thousands
                                 ----------------------------    ----------------------------
Shares                                     --             154              --             154
Participation certificates
  in mutual funds                          --          10,091              --          10,091
Debentures                              9,792         *44,100           9,168         *40,180
Convertible debentures                    196          *2,988             196          *2,988
                                 ------------    ------------    ------------    ------------

                                        9,988          57,333           9,364          53,413
                                 ============    ============    ============    ============

      *     Reclassified.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 4 - Accounts Receivable - Trade and Others

       Consist of:

                                                       Consolidated                     The Company
                                                ------------    ------------     ------------    ------------
                                                December 31,    December 31,     December 31,    December 31,
                                                   1998            1997            1998            1997
                                                ------------    ------------     ------------    ------------
                                                   Adjusted NIS thousands          Adjusted NIS thousands
                                                ------------    ------------     ------------    ------------
      A. Trade

      Open accounts                                  158,563         148,458           97,170          84,142
      Post-dated checks receivable                    52,051          59,100           30,440          29,946
      Income receivable                                9,217           8,410              357             291
                                                ------------    ------------     ------------    ------------

                                                     219,831         215,968          127,967         114,379
      Less: Allowance for
       doubtful accounts                              17,841          12,720            8,635           6,219
                                                ------------    ------------     ------------    ------------

                                                     201,990         203,248          119,332         108,160
                                                ============    ============     ============    ============
      B. Others

      Advance payments of income taxes
       less provision                                 13,245          14,918            9,178           8,715
      Advances to suppliers                              790           1,184              161             163
      Affiliates and subsidiaries                         --              11           23,903          21,405
      Government agencies                                238             855               --             508
      Deferred taxes, net (I)                          7,478           7,132            5,441           4,996
      Employees                                          118             106               58              --
      Prepaid expenses                                 2,280           2,336            1,273             992
      Short-term loans to subsidiary (II)                 --              --            1,000           7,882
      Current maturities of other
       long-term receivables                             437             461              291             316
      Other receivables                                1,908           1,237            1,662             605
      Accrued income                                   1,757             418            1,654             272
                                                ------------    ------------     ------------    ------------

                                                      28,251          28,658           44,621          45,854
                                                ============    ============     ============    ============

      (I)   See Note 17C

      (II) December 31, 1998 - Current maturities of loan to a subsidiary, unlinked, at prime less 1% (December 31, 1997 - Loan to subsidiary, unlinked, at prime less 1%)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 5 - Bank Deposits and Other Receivables

Classification by linkage basis and interest rate:

                                             Annual
                                            interest                Consolidated                        The Company
                                           rates as of       ---------------------------       -----------------------------
                                           December 31       December 31,   December 31,       December 31,     December 31,
                                               1998             1998            1997               1998             1997
                                           -----------       ------------   ------------       ------------     ------------
                                                 %              Adjusted NIS thousands              Adjusted NIS thousands
                                           -----------       ---------------------------       -----------------------------
      A. Included in current assets

      Short-term bank deposits:
        Unlinked                              10-13.1            4,297               --                  --               --
        Linked to the index                    3-7              14,003               --                  --               --

      Current maturities of long-term
        bank deposits                                               --           18,673                  --           18,673
                                                             ------------   ------------       ------------     ------------

                                                                   18,300         18,673                 --           18,673
                                                             ============   ============       ============     ============

      B. Included in investments
           and long-term assets

      Deposit in a commercial bank
        linked to the index                                           --           9,612                 --            9,612

      Deposit in a mortgage bank
        linked to the index                                           --           9,061                 --            9,061

      Other receivables linked to
        the index                             0 - 5.1               3,308          3,695              2,856            3,140

      Other receivables linked to
        the dollar                                                    313            617                 --               --
                                                             ------------   ------------       ------------     ------------

                                                                    3,621         22,985              2,856           21,813
      Less - current maturities of
        bank deposits                                                  --        (18,673)                --          (18,673)
      Current maturities of other
        receivables                                                  (437)          (461)              (291)            (316)
                                                             ------------   ------------       ------------     ------------

                                                                    3,184          3,851              2,565            2,824
                                                             ============   ============       ============     ============
      Maturity Dates:
      Second year                                                     725            979                310              600
      Third year                                                      428            754                326              312
      Fourth year                                                     759            429                657              327
      Fifth year                                                      359            446                359              343
      Thereafter                                                      913          1,243                913            1,242
                                                             ------------   ------------       ------------     ------------

                                                                    3,184          3,851              2,565            2,824
                                                             ============   ============       ============     ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 6 - Inventories

       Consist of:

                                                      Consolidated                    The Company
                                               ----------------------------    ----------------------------
                                               December 31,    December 31,    December 31,    December 31,
                                                   1998            1997            1998           1997
                                               ------------    ------------    ------------    ------------
                                                  Adjusted NIS thousands           Adjusted NIS thousands
                                               ----------------------------    ----------------------------
      Finished products                              53,821          49,742          38,495         35,638
      Work-in-process                                 8,444          10,231           8,387         10,182
      Raw material and packing materials             44,395          51,394          31,806         39,455
      In transit                                      3,616           2,983           3,064          2,514
                                               ------------    ------------    ------------    ------------

                                                    110,276         114,350          81,752         87,789
                                               ============    ============    ============    ============

Note 7 - Subsidiaries and Affiliates

      A.    Subsidiaries

                                                                                      The Company
                                                                               ----------------------------
                                                                               December 31,     December 31,
                                                                                   1998             1998
                                                                               ------------    ------------
                                                                                   Adjusted NIS thousands
                                                                               ----------------------------
            Investment on equity basis, loans and capital notes
            Balance of investments as at December 31, 1991                           18,305          18,305
            Additions, at cost                                                       65,171        * 65,146
            Dividend from subsidiaries                                              (18,493)        (16,887)
            Share in accumulated income net since January 1, 1992                     1,679          11,059
            Erosion of capital notes                                                  4,517         * 1,743
            Affiliate that became a consolidated subsidiary                           8,475           8,475
            Reductions                                                              (23,818)        (23,818)
            Company shares held by subsidiaries                                      (4,416)         (1,202)
                                                                               ------------    ------------

            Balance of investments at end of year                                    51,420         *62,821
            Capital notes (I)                                                        32,764         *33,606
            Long-term loans and debit balances (see C below)                         19,590           9,869
                                                                               ------------    ------------

                                                                                    103,774         106,296
                                                                               ============    ============

            (A)   Unlinked, bearing no interest

            *     Reclassified

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 7 - Subsidiaries and Affiliates (cont'd)

      B.    Affiliates

                                                      Consolidated                     The Company
                                               ---------------------------     -----------------------------
                                               December 31,   December 31,     December 31,     December 31,
                                                  1998            1997             1998             1997
                                               ------------   ------------     ------------     ------------
                                                 Adjusted NIS thousands            Adjusted NIS thousands
                                               ---------------------------     -----------------------------
      Investment on equity basis, loans
        and capital notes
      Balance of investments as at
        December 31, 1991                            11,885         11,885              872              872
      Additions at cost (I)                          28,222         28,222           12,739           12,739
      Share in accumulated loss, net,
        since 1.1.92 (I)                             (5,039)          (578)             582             (733)
      Reductions                                      4,611            281            4,159             (171)
                                               ------------   ------------     ------------     ------------

      Balance at end of year                         39,679         39,810           18,352           12,707
      Less: affiliate that became a
        subsidiary                                  (25,088)       (25,088)          (8,475)          (8,475)
                                               ------------   ------------     ------------     ------------

      Balance at end of year                         14,591         14,722            9,877            4,232
      Long-term loans and debit
        balances (see C below)                        3,037         19,606               --           19,606
                                               ------------   ------------     ------------     ------------

                                                     17,628         34,328            9,877           23,838
                                               ============   ============     ============     ============

            (A)   Including partnerships.

      C.    Long-term loans and debit balances

                                                    December 31, 1998               December 31, 1997
                                               ---------------------------     -----------------------------
                                               Linked to      Linked to        Linked to        Linked to
                                               index          index            index            index
                                               0%             14%              0%               5%
                                               ------------   ------------     ------------     ------------
                                                 Adjusted NIS thousands           Adjusted NIS thousands
                                               ---------------------------     -----------------------------
            Consolidated
            Long-term loans and  debit
              balances (I)                               --          3,037           12,813            6,793
                                               ============   ============     ============     ============

            The Company
            Long-term loans and debit
              balances                           (I) 13,590     (II) 6,000       (I) 22,682         (I)6,793
                                               ============   ============     ============     ============

            (I)   No due date
            (II)  Loans mature at semi-annual intervals through 2005.

Note 7 - Subsidiaries and Affiliates (cont'd)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

      D.    Changes in Investments during the year

                                                                         The Company
                                                                 ------------------------------
                                                                 December 31,      December 31,
                                                                    1998              1997
                                                                 ------------      ------------
                                                                    Adjusted NIS thousands
                                                                 ------------------------------
            1.    Subsidiaries

                  Balance, beginning of year                          106,296            92,800

                  Change during the year:

                  Investment in share capital                              25               351
                  Long-term loans given                                10,920             5,113
                  Investment in capital notes                           1,980             8,048
                  Company shares acquired by subsidiaries              (3,214)               --
                  Share of profit (loss)                               (9,380)            1,308
                  Collection of long-term loans                            --              (211)
                  Dividends                                            (1,606)             (992)
                  Other changes                                          (247)             (121)
                                                                 ------------      ------------

                                                                      104,774           106,296
                  Current maturities of long-term loans                 1,000                --
                                                                 ------------      ------------

                  Balance, end of year                                103,774           106,296
                                                                 ============      ============

                                                            Consolidated                    The Company
                                                     ----------------------------    ---------------------------
                                                     December 31,    December 31,    December 31,   December 31,
                                                        1998            1997            1998            1997
                                                     ------------    ------------    ------------   ------------
                                                       Adjusted NIS thousands          Adjusted NIS thousands
                                                     ----------------------------    ---------------------------
            2.    Affiliates

                  Balance, beginning of year               34,328          23,090          23,838         23,111

                  Changes during the year:

                  Investment in share capital                  --           8,419              --             --
                  Long-term loans given                     3,000              --              --             --
                  Reductions                                4,330             147           4,330             --
                  Share of profit (loss)                   (4,461)            458           1,315            684
                  Collection of loans                     (19,606)             --         (19,606)            --
                  Other changes                                37           2,214              --             43
                                                     ------------    ------------    ------------   ------------

                  Balance, end of year                     17,628          34,328           9,877         23,838
                                                     ============    ============    ============   ============

Note 7 - Subsidiaries and Affiliates (cont'd)

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------
      E.    Securities listed for trading

                                                       December 31, 1998            December 31, 1997
                                                    ----------------------        ----------------------
                                                     Market       Carrying        Market        Carrying
                                                     Value          Value          Value          Value
                                                    -------       --------        -------       --------
                                                    Adjusted NIS thousands        Adjusted NIS thousands
                                                    ----------------------        ----------------------
      Includes share of Subsidiaries
        traded on the Tel-Aviv Stock Exchange        45,379         65,749         52,885         72,788
                                                    =======       ========        =======       ========

      F.(1) An the end of 1998, a subsidiary, Kedem, sold its "Ecogan" operations to Lego Irrigation Ltd (hereafter - Lego). According to the sales agreement, Kedem agreed to manufacture its "Ecogan" products for Lego through May 1999.

            At the end of 1997, Kedem signed an agreement with a company in the Unilever group for the sale of a group of products under the brand name "Fantastik" under which the ownership of the goodwill, brandnames, know-how, distribution system and part of its fixed assets and inventory be transferred to Lever Israel Ltd. of the Unilever group (hereafter - Lever), for NIS 38 million.

            Kedem's activities relating to the "Fantastik" products constituted approximately 45% of Kedem's overall activities.

            Details regarding the income from these discontinued operations - see Note 19G.

        (2) In addition to the aforementioned in paragraph (1) above, on the same date, the Company and Kedem signed an agreement with Lever to jointly create a new company - Diverseylever Israel Ltd. (hereafter
            - Diverseylever) under which the companies would consolidate their operations in Israel in the institutional and industrial chemical, detergent and disinfectant fields. In addition, Lever Israel Ltd. transferred its operations in this field to Diverseylever.

            Kedem received approximately NIS 15 million for the transfer of operations and related assets (fixed assets and inventory) to the new company. Upon conclusion of the agreement, Kedem held 49.9% and the Unilever group 50.1% of the shares of Deverseylever. Details regarding the results of the transaction - see Note 19F.

      G. During the third quarter of 1998, the Company sold its holdings in Ace - Kne Uvne to Clal Consumer Leasing Ltd for adjusted NIS 17,705 thousand, which resulted in a capital gain, net of tax, of adjusted NIS 3,181 thousands.

      H. In September 1998, the courts approved a request to merge the subsidiaries Italchem Ayalon Ltd. and Aniam Purification Systems Ltd. into Chemitas (1988) Ltd. (hereafter - Italchem, Aniam and Chemitas, respectively).

            Other authorizations necessary for the merger were received prior there to, as follows: the Income Tax Authorities, the Controller of Restrictive Trade Practices, and the Investment Center.

            According to the agreement, the merger date was December 31, 1996. In addition, according to this agreement, the assets and liabilities of Italchem and Aniam would be transferred to Chemitas in exchange for ordinary share capital allotted to the shareholders of the merging companies. Chemitas' name was changed, after the merger, to Tambour Ecology Ltd. The effect of the merger, included in the financial statements, is immaterial.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment

A.    Consist of:

Consolidated

                                                 Machinery           Furniture     Computers
                                Land and         and                 and office    and                Motor
                                buildings        equipment           equipment     peripherals        vehicles          Total
                                -------------    -----------         ---------     ------------       ----------        ----------
                                                                       Adjusted NIS thousands
                                --------------------------------------------------------------------------------------------------
Cost:
Balance - January 1,
  1998                              * 224,499      * 282,392          * 16,128         * 15,334         * 36,441           574,794
Additions during
  the year                              8,547         12,822             1,218            5,473            2,618            30,678
Reductions during
  the year                                (57)        (4,595)              (29)             (34)          (8,582)          (13,297)
Provision for decrease in
  value                                    --           (250)               --               --               --          (4) (250)
                                -------------    -----------         ---------     ------------       ----------        ----------

Balance - December 31,
  1998                                232,989    (3) 290,369            17,317           20,773           30,477           591,925
                                =============    ===========         =========     ============       ==========        ==========
Accumulated
  depreciation and
  amortization:
Balance - January 1,
  1998                                124,934      * 193,664           * 8,974          * 9,519           18,208           355,299
Additions during the year               5,851         15,399             2,199            1,702            4,415            29,566
Reductions during
  the year                                 (8)        (2,256)               (6)             (11)          (5,869)           (8,150)
                                -------------    -----------         ---------     ------------       ----------        ----------

Balance - December 31,
  1998                                130,777        206,807            11,167           11,210           16,754           376,715
                                =============    ===========         =========     ============       ==========        ==========
Depreciated balance:
December 31, 1998                 (2) 102,212         83,562             6,150            9,563           13,723           215,210
                                =============    ===========         =========     ============       ==========        ==========
Depreciated balance:
December 31, 1997                 *(2) 99,565       * 88,728           * 7,154       *(1) 5,815         * 18,233           219,495
                                =============    ===========         =========     ============       ==========        ==========

      (1)   December 31, 1997 - includes advance payments of NIS 1,742 thousand.

      (2) Includes depreciated balance of leasehold improvements in the amount of NIS 6,081 thousand. (December 31, 1997 - NIS 4,103 thousand).

      (3) Net of NIS 881 thousand investment grants received by a subsidiary. To secure the fulfillment of the terms related to receiving the grant, a lien in favor of the State of Israel was registered on all the assets for which the grant was received. If the abovementioned company does not meet the terms related to the receipt of the grant, it will have to refund the amount of the grant in addition to interest from the date it was received.

      (4) In a subsidiary, as a result of discontinued operations, see notes 7F(1) and 19G.

      *     Reclassified.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment (cont'd)

A.    Consist of (cont'd):

The Company

                                                 Machinery          Furniture      Computers
                                 Land and        and                and office     and              Motor
                                 buildings       equipment          equipment      peripherals      vehicles        Total
                                 -----------     -----------        ----------     ----------       ----------      -----------
                                                                   Adjusted NIS thousands
                                 ----------------------------------------------------------------------------------------------
Cost

Balance - January 1,1998             184,109         214,025            10,018         11,003           15,683          434,838
Additions during the year              4,111           6,405               915          5,152              605           17,188
Reductions during the year                --          (1,099)               --             --           (3,153)          (4,252)
                                 -----------     -----------        ----------     ----------       ----------      -----------
Balance - December 31, 1998          188,220         219,331            10,933         16,155           13,135          447,774
                                 ===========     ===========        ==========     ==========       ==========      ===========

Accumulated
 depreciation and
 amortization:

Balance - January 1,1998             111,711         153,552             5,816          6,459            7,488          285,026
Additions during the year              4,634          11,285             1,624          1,218            1,938           20,699
Reductions during the year                --          (1,088)               --             --           (2,609)          (3,697)
                                 -----------     -----------        ----------     ----------       ----------      -----------
Balance - December 31, 1998          116,345         163,749             7,440          7,677            6,817          302,028
                                 ===========     ===========        ==========     ==========       ==========      ===========

Depreciated balance:
December 31, 1998                 (2) 71,875          55,582             3,493          8,478            6,318          145,746
                                 ===========     ===========        ==========     ==========       ==========      ===========

Depreciated balance:
December 31, 1997                     72,398          60,473             4,202      (1) 4,544            8,195          149,812
                                 ===========     ===========        ==========     ==========       ==========      ===========

(1)   December 31, 1997 - Includes advance payments of NIS 1,342 thousand.

(2) Including depreciated balance of leasehold improvements of NIS 2,031 thousand.

B.    (1)   Part of the land and buildings in the amount of NIS 345 thousand is registered in the Land Registry Office in the name of a wholly-owned subsidiary.

      (2) NIS 1,383 thousand represents approximately 50,000 sq. m. of land, registered in the Land Registry in the name of a wholly-owned subsidiary, leased for a period of 49 years which expires in the year 2,039. Beginning in 1993, these land lease rights are being amortized over the remaining lease period.

C. For information relating to liens and commitments on property, plant and equipment, see Note 15.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 9 - Intangible Assets, net

Consists of:
Consolidated

                                                                              Reductions           Amortized Balance
                                                              Transfer to     pertaining to    --------------------------
                                               Accumulated    investment      realized         December 31,  December 31,
                               Cost            Amortization   in affiliates   operations*          1998         1997
                               ---------       ------------   -------------   -----------      ------------  ------------
                                                  Adjusted NIS thousands                         Adjusted NIS thousands
                               ----------------------------------------------------------      --------------------------
Goodwill, net                     16,369              1,192           2,686        12,076               415         1,435
Know-how production
  and distribution rights            847                686              --            41               120           167
Debentures issue cost                179                179              --            --                --            18
Foundation costs                     774                770              --            --                 4            13
                               ---------       ------------   -------------   -----------      ------------  ------------

                                  18,169              2,827           2,686        12,117               539         1,633
                               =========       ============   =============   ===========      ============  ============

The Company

                                                                  Amortized Balance
                                                             ---------------------------
                                          Accumulated        December 31,   December 31,
                            Cost          Amortization           1998           1997
                            --------      ------------       ------------   ------------
                              Adjusted NIS thousands            Adjusted NIS thousands
                            --------------------------       ---------------------------
Distribution rights              252               132                120            160
                            ========      ============       ============   ============

*     See Note 7F.

Note 10 - Bank Credits and Others
Balances classified by linkage basis and interest rate:

                                         Annual interest         Consolidated                    The Company
                                           rates as of     ---------------------------   ----------------------------
                                           December 31,    December 31,   December 31,   December 31,    December 31,
                                              1998            1998           1997           1998            1997
                                           ------------    ------------   ------------   ------------    ------------
                                                %               Adjusted NIS thousands         Adjusted NIS thousands
                                           ------------    ---------------------------   ----------------------------
Bank credit in Israeli
  currency, unlinked                       13.75 - 18             1,649          2,113             73            311
Short-term loans unlinked                  13.9 - 14.5            3,894          2,444            500             --
Bank credit of foreign currency                                      --          1,714             --             --
Short-term bank loans,
  linked to the index                                                --         17,237             --         17,237
Current portion of long-term loans                               46,855          1,693         45,651             --
Current portion of subsidiary's
  convertible debentures                                             --          3,470             --             --
                                                           ------------   ------------   ------------    ------------

                                                                 52,398         28,671         46,224         17,548
                                                           ============   ============   ============    ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 11 - Accounts Payable - Trade and Others

                                                      Consolidated                   The Company
                                               -----------------------------   ---------------------------
                                               December 31,     December 31,   December 31,   December 31,
                                                   1998            1997           1998           1997
                                               ------------     ------------   ------------   ------------
                                                  Adjusted NIS thousands         Adjusted NIS thousands
                                               -----------------------------   ---------------------------
A.  Accounts payable -
    trade and services

Open accounts                                        39,241           34,896         21,709         18,405
Checks payable                                        7,097            7,949            518            190
                                               ------------     ------------   ------------   ------------

                                                     46,338           42,845         22,227         18,595
                                               ============     ============   ============   ============
B.  Others

Employees including provisions
  for fringe benefits                                20,743           24,280         13,267         16,434
Government institutions                               6,442            5,819          5,022          3,259
Affiliated and subsidiary companies                      --               --             --          2,284
Customer advances                                       677            4,270            415          3,259
Accruals and others                                  13,890           13,821          5,563          6,454
Liability regarding the termination of
 employee - employer relationship, net (I)            5,414               --             --             --
Accruals for anticipated expenses in
 connection with discontinued operations                 --            6,913             --             --
                                               ------------     ------------   ------------   ------------

                                                     47,166           55,103         24,267         31,690
                                               ============     ============   ============   ============

(I) December 31, 1998 - Liability of subsidiary (see Note 13B(7)) as well as provision for severance pay to an interested party employed by the company in the amount of NIS 1,950 thousand fully covered by deposits.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 12 - Long-Term Liabilities

A.    Long-term loans and capital notes *

      1.    Balances on linkage and interest rate basis

                                                   Annual interest           Consolidated                     The Company
                                                     rates as of      ----------------------------   ------------------------------
                                                     December 31,     December 31,    December 31,   December 31,      December 31,
                                                        1998             1998            1997            1998              1997
                                                     ------------     ------------    ------------   ------------      ------------
                                                          %            Adjusted NIS thousands         Adjusted NIS thousands
                                                     ------------     ----------------------------   ------------------------------
      Unlinked Israeli currency debt (I)              10.8 - 14             59,926           1,006         59,000                --
      Index-linked Israeli currency debt (II)         3.5 - 6.3             25,086           1,365         23,737                --
      Debts in or linked to foreign currencies         5.47 - 7              7,744           1,887             --                --
      Capital lease debt - index linked                 7 - 7.2                 91           1,272             --                --
                                                                      ------------    ------------   ------------      ------------

                                                                            92,847           5,530         82,737                --

      Less: current maturities                                              46,855           1,693         45,651                --
                                                                      ------------    ------------   ------------      ------------

                                                                            45,992           3,837         37,086                --
                                                                      ============    ============   ============      ============

      (I)   Includes capital notes unlinked
            bearing no interest, to minority in
            the amount of                                                      926           1,006             --                --
                                                                      ============    ============   ============      ============

      (II)  Includes loans linked to the index
            from minority in the amount of                                   1,348          1,353              --                --
                                                                      ============    ============   ============      ============

2.    Balances by due dates

                                    Consolidated                   The Company
                             ----------------------------   ----------------------------
                             December 31,    December 31,   December 31,    December 31,
                                 1998            1997          1998            1997
                             ------------    ------------   ------------    ------------
                               Adjusted NIS thousands         Adjusted NIS thousands
                             ----------------------------   ----------------------------
First year                         46,855           1,693         45,651              --
Second year                         7,264             533          6,181              --
Third year                          7,005             423          6,181              --
Fourth year                         6,956             181          6,181              --
Fifth year - thereafter            22,493             341         18,543              --
No due date                         2,274           2,359             --              --
                             ------------    ------------   ------------    ------------

                                   92,847           5,530         82,737              --
                             ============    ============   ============    ============

      * All liabilities, except capital lease debt, notes and loans from minority interests in subsidiaries, are bank loans.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 12 - Long-Term Liabilities (cont'd)

      B.    Convertible debentures of consolidated company

            (1)   Consists of:

                                                                                               Consolidated
                                                                                     ---------------------------------
                                                                                          Adjusted NIS thousands
                                                                                     ---------------------------------
                                                                                     December 31,         December 31,
                                                                                     ------------         ------------
                                                                                         1998                 1997
                  Convertible debentures of a subsidiary*                                      --                3,470
                  Less: Current maturities - Included in credit from others                    --                3,470
                                                                                     ------------         ------------
                                                                                               --                   --
                                                                                     ============         ============
                  *Market value of convertible debentures at their value
                     on the stock exchange                                                     --                3,398
                                                                                     ------------         ------------

            (2) The convertible debentures were issue by Kedem, in the framework of a prospectus issued to the public, registered by name, on July 9, 1990.

                  The debentures' nominal par value of NIS 6,080 thousand, principal and interest linked to the Consumer Price Index bore interest at 2% per annum, and matured in 4 equal payments on June 30 of each year from 1996 through and including 1998.

                  The debentures were convertible each business day until June 25, 1998, into ordinary shares of Kedem, registered by name, NIS 1 par value each, according to a conversion of NIS 38 par value debentures for each ordinary share of NIS 1 par value, adjusted. Through June 30, 1998, NIS 357 thousand, debentures par value had been converted to shares, and NIS 5,723 thousand par value have been redeemed.

      C.    Capital notes issued to subsidiaries
            are unlinked, bearing no interest.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 13 - Liability Regarding Termination of Employee - Employer
          Relationship, Net

      A.    Consist of:

                                                                       Consolidated                     The Company
                                                               -----------------------------    ----------------------------
                                                               December 31,     December 31,    December 31,    December 31,
                                                                   1998            1997            1998            1997
                                                               ------------     ------------    ------------    ------------
                                                                  Adjusted NIS thousands           Adjusted NIS thousands
                                                               -----------------------------    ----------------------------
            Provisions for severance pay                              5,695            7,011           2,200           4,693
            Liability regarding the termination
              of employee employer relationship
              resulting from the sale of significant
              operations of a subsidiary (See B(7) below)                --            5,086              --              --
            Less deposits                                            (4,380)          (5,463)         (2,144)         (4,028)
                                                               ------------     ------------    ------------    ------------

                                                                      1,315            6,634              56             665

            Provision for unutilized sick
              leave (*)                                               2,450            2,064           2,450           2,064
                                                               ------------     ------------    ------------    ------------

                                                                      3,765            8,698           2,506           2,729
                                                               ============     ============    ============    ============

      (*)   See C. below.

B.    (1)   The employees of the group, except for a few of the executive staff,
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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 13 - Liability Regarding Termination of Employee - Employer
          Relationship, Net (cont'd)

      (7) On December 31, 1997, as a result of the sale of significant operations of a subsidiary, the subsidiary signed a special group agreement with the Ashdod Workers Union and the subsidiary's Workers Union under which the subsidiary's employees would be entitled to greater severance pay and adjustment grants in amounts granted according to tenure. The agreement in effective for two years from the signature date. The liability of the subsidiary is covered by an appropriate accrual included in "Accrual for expenses in connection with discontinued operations" in other accounts payable (see Note
            11B).

C.    Unutilized sick leave

      In accordance with an agreement between the employees and the Company, employees reaching 55 years of age are entitled to compensation, to the employee or his heirs, for a number of days for each 30 unutilized sick days determined by the percentage of utilized days during the period.

      The financial statements include a provision, based on management's estimate, for unutilized sick pay for employees who have reached 60 years of age, except for a number of employees for whom the accrual has been calculated from 55 years of age. The accrual is calculated, for these employees only, because of the uncertainty that employees who have not yet reached this age will receive this compensation, due to actual utilization of sick days or early retirement.

Note 14 - Share Capital and Reserves

      The share capital consists of:

                                                  Authorized                  Issued and paid for
                                          ----------------------------     ---------------------------
                                          December 31,    December 31,     December 31,   December 31,
                                              1998           1997             1998           1997
                                          ------------    ------------     ------------   ------------
                                                          Number of shares (thousands)
                                          ------------------------------------------------------------
      Ordinary shares of NIS 1 each            100,000         100,000           60,582         60,582
                                          ============    ============     ============   ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 15 - Liens, Guarantees, Contingencies and Commitments

      A.    Liens

            (1) Long-term bank loans of a subsidiary are secured by liens on water purification equipment located on Haifa Chemicals South Ltd.'s (hereafter - HCS) premises, all rights to receive moneys from HCS and all rights to that equipment, per an agreement from May 1994 and August 1998.

            (2) Commitments of a subsidiary to fulfill the terms relating to the receipt of investment grants are secured by a floating lien in favor of the State of Israel on equipment located on HCS's premises, per an agreement from May 1994.

            (3) Commitments of a subsidiary to fulfill the terms of projects approved by the "Investment Center", are secured by liens on the machinery and equipment as well as by a lien on real-estate of a subsidiary registered in favor of the State of Israel.

            (4) A subsidiary's liability to automobile leasing companies in the amount of NIS 91 thousand are secured by a specific lien on motor vehicles.

      B.    Guarantees

            (1) Bank credits and other liabilities of subsidiaries and affiliates in the maximum amount of approximately NIS 2,650 thousand are guaranteed by the Company. The balance of these bank credits and other liabilities as of December 31, 1998 amounted to approximately NIS 1,350 thousand.

            (2) The Company has provided guarantees in the ordinary course of its business and for the benefit of subsidiaries and affiliates in the approximate amount of NIS 1,550 thousand.

            (3) Several subsidiaries and affiliates gave guarantees in the ordinary course of business in the approximate amount of NIS 7,721 thousand.

            (4) The Company has provided a guarantee to a bank for employees' and sub-contractors' loans of approximately NIS 260 thousand.

            (5) The Company guaranteed the monthly rental payments of subsidiaries and affiliates in the approximate amount of NIS 140 thousand. The total future liability for which guarantees were given is approximately NIS 1,680 thousand for the length of the periods of the leases.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 15 - Liens, Guarantees, Contingencies and Commitments (cont'd)
      C.    Contingencies

            (1) Various claims are pending against the group, in the total amount of approximately NIS 2,593 thousand, which have been partly provided for according to management's estimation, based on legal counsel. In management's opinion, no further provisions are necessary.

            (2) Credit Risk - Credit Risk is the maximum loss incurred when one party to a financial instrument fails to discharge an obligation. The credit risk to which the Company is exposed as at balance sheet date is equal to the book value of its assets.

            (3) Director's and key employees' indemnity and insurance - the Company articles allow for indemnification and insurance of directors and key employees in accordance with the law. The liability is covered by a group insurance policy of an interested party.

            (4) As a result of a competitor's complaint, which in management's opinion is unjustified, the Commissioner of Restrictive Trade Practices is investigating the matter.

      D.    Commitments

            (1) The Company is committed, as at balance sheet date, to purchase fixed assets in the approximate amount of NIS 4,900 thousand.

            (2) Commitments for the purchase of raw materials are presented as "Inventory in transit" - see Note 6.

            (3) The Company and several of its subsidiaries and affiliates are required, under various know-how agreements, to pay royalties to those supplying the know-how. Such royalties amounted to NIS 1,012 thousand for the group in 1998 (1997 - NIS 913 thousand, 1996 - NIS 2,207 thousand).

                  The group is not dependent upon any specific supplier of know-how and no material damage will be caused in the event of the termination of any know-how agreement.

            (4) On January 31, 1995 a development contract was signed between a subsidiary and the Israel Land Administration according to which the subsidiary must develop the land adjacent to the land upon which their plant is built, by November 1, 1997. In the event the subsidiary meets the terms of the development contract, a lease agreement will be signed with the Land Administration according to which the subsidiary will lease the land for 49 years through 2043. During 1998, the subsidiary received an extension from the Land Administration to complete the building by May 1, 1999, with no obligation to re-appraise the asset.

            (5) A subsidiary entered into an agreement with Lego Irrigation Ltd. (hereafter - Lego) dated July 12, 1998 and an additional agreement dated August 11, 1998 and a summary dated October 28, 1998 (together - "The agreement"). According to the agreement, the subsidiary agreed to continue to manufacture the Ecogan products sold to Lego through May 1999 according to prices agreed upon by the parties. In the event Lego will be interested in continued manufacture by the subsidiary, the parties will negotiate according to the terms of the agreement. The subsidiary is committed not to operate in the Ecogan field, except for the period of manufacture for Lego, as stated, for 5 years.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 15 - Liens, Guarantees, Contingencies and Commitments (cont'd)

      D.    Commitments (cont'd)

            (6) The Company and several subsidiaries and affiliates entered into leases for buildings used by them. Most of these leases include an initial lease period with renewal options for additional periods not exceeding 10 years in total. The rental payments are linked, mainly, to the index, and in part, to the dollar.

                  The projected rental payments for the next 5 years (calculated based upon the rental payments in effect on December 31, 1998) are as follows:

                                                     NIS thousands
                                                     -------------
                  1999                                       2,633
                  2000                                       1,278
                  2001                                       1,138
                  2002                                       1,096
                  2003 and thereafter                        3,184
                                                     -------------

                                                             9,329
                                                     =============

            (7) Commitments for lease agreements - The company has entered into operating lease agreements for motor vehicles effective until 2001. The lease payments are linked to the CPI.

                  The projected lease payments for the next 3 years (calculated based upon the lease payments in effect on December 31, 1998) are as follows:

                                                     NIS thousands
                                                     -------------
                  1999                                       1,214
                  2000                                       1,214
                  2001                                       1,022
                                                     -------------

                                                             3,450
                                                     =============

Note 16 - Earnings per Share

                                    1998                             1997                             1996
                       -----------------------------    -----------------------------    -----------------------------
                                   Weighted average                 Weighted average                 Weighted average
                       Earnings    number of shares*    Earnings    number of shares*    Earnings    number of shares*
                       --------    -----------------    --------    -----------------    --------    -----------------
                                                                 NIS thousands
                       -----------------------------------------------------------------------------------------------
                       Adjusted                         Adjusted                         Adjusted
                       --------                         --------                         --------
Net income
  from continuing
  operations             18,825               60,234      28,608               60,369      37,128               60,529
                       ========    =================    ========    =================    ========    =================

Net income               17,077               60,234      34,339               60,369      38,970               60,529
                       ========    =================    ========    =================    ========    =================

*     Number of shares in nominal NIS thousands.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 17 - Income Taxes

      A. "Industrial company" - the Company and its main subsidiaries qualify as industrial companies under the Encouragement of Industry (Taxes) Law, 1969, and are entitled to accelerated depreciation rates.

      B. The provisions for taxes were computed according to the Income Tax Ordinance (New Version), 1961, and the Income Tax Law (Inflationary Adjustments), 1985.

      C.    The composition of deferred taxes:

                                                              Consolidated                   The Company
                                                       ---------------------------   -----------------------------
                                                       December 31,   December 31,   December 31,     December 31,
                                                          1998            1997           1998            1997
                                                       ------------   ------------   ------------     ------------
                                                         Adjusted NIS thousands         Adjusted NIS thousands
                                                       ---------------------------   -----------------------------
            For property, plant and equipment               (10,099)       (10,983)        (3,825)          (3,187)
            For provision for fringe benefits
              and others                                     10,743          9,643          7,181            6,155
            For tax losses and deductions
              carried forward                                    --            788             --               --
            For inventories                                    (995)          (186)          (725)             (81)
                                                       ------------   ------------   ------------     ------------

                                                               (351)          (738)         2,631            2,887
                                                       ============   ============   ============     ============
            Included:
            In current assets                                 7,478          7,132          5,441            4,996
            In investments and long term assets                 280            289             --               --
            In long-term liabilities                         (8,109)        (8,159)        (2,810)          (2,109)
                                                       ------------   ------------   ------------     ------------

                                                               (351)          (738)         2,631            2,887
                                                       ============   ============   ============     ============

      D.    Changes in deferred taxes:

                                                              Consolidated                   The Company
                                                       ---------------------------   -----------------------------
                                                       December 31,   December 31,   December 31,     December 31,
                                                          1998            1997           1998            1997
                                                       ------------   ------------   ------------     ------------
                                                         Adjusted NIS thousands         Adjusted NIS thousands
                                                       ---------------------------   -----------------------------
Balance at beginning of year                                   (738)         2,611          2,887            4,886
Investment in subsidiary                                         --            (71)            --               --
Change in deferred taxes presented
  in Statement of Income                                        387         (3,278)          (256)          (1,999)
                                                       ------------   ------------   ------------     ------------

Balance at end of year                                         (351)          (738)         2,631            2,887
                                                       ============   ============   ============     ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 17 - Income Taxes (cont'd)

      E.    Income taxes in statements of income

                                                                     Consolidated
                                                      -------------------------------------------
                                                            For the year ended December 31,
                                                      -------------------------------------------
                                                        1998              1997             1996
                                                      ---------        ---------        ---------
                                                                 Adjusted NIS thousands
                                                      -------------------------------------------
            Provision for current year                   14,496           12,202           15,256
            Change in deferred taxes, net                  (387)           3,278           12,296
            Taxes relating to previous years               (265)             (79)             403
                                                      ---------        ---------        ---------

                                                         13,844           15,401           27,955

            Presented in net income (loss) from
            discontinued operations, net                   (210)          * (116)        * (2,465)
                                                      ---------        ---------        ---------

                                                         13,634           15,285           25,490
                                                      =========        =========        =========

                                                                     The Company
                                                      -------------------------------------------
                                                            For the year ended December 31,
                                                      -------------------------------------------
                                                        1998              1997             1996
                                                      ---------        ---------        ---------
                                                                 Adjusted NIS thousands
                                                      -------------------------------------------
            Provision for current year                   13,827           12,386           11,057
            Change in deferred taxes, net                   256            1,999           10,626
            Taxes relating to previous years                (59)              --               --
                                                      ---------        ---------        ---------

                                                         14,024           14,385           21,683
                                                      =========        =========        =========

            *     Reclassified.

      F.    Tax assessments

            Final tax assessments have been received by the Company for tax years up to and including 1994. Subsidiaries have received final tax assessments for various years up to and including 1996.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 17 - Income Taxes (cont'd)

       G.    Effective tax reconciliation

                                                                                  For the year ended December 31,
                                                                          ---------------------------------------------
                                                                             1998              1997              1996
                                                                          ---------         ---------         ---------
                                                                                       Adjusted NIS thousands
                                                                          ---------------------------------------------
            Tax rates in effect                                                  36%               36%               36%
                                                                          =========         =========         =========
            Consolidated

            Theoretical tax at rates in effect                               13,021           * 16,114          * 23,334
            Erosion of tax advances                                             489               269               395
            Tax effect of permanent differences, net                            437             1,606             1,608
            Losses and tax benefits not utilized                              2,016             1,022               532
            Utilization of losses and benefit from previous year             (1,736)           (2,470)           (1,967)
            Differences between the definition of equity and assets
              for tax purposes and book purposes and others, net               (328)           (1,217)          * 1,185
            Taxes for previous years                                           (265)              (79)              403
            Offset of losses at regular tax rate by income taxed at
              lower rate                                                         --               733                --
            Deletion of deferred tax balances                                    --              (693)               --
                                                                          ---------         ---------         ---------
                                                                             13,634            15,285           * 25,490
                                                                          =========         =========         =========

            The Company

            Theoretical tax at rates in effect                               13,701            16,404            20,804
            Erosion of tax advances                                             441               212               198
            Tax effect of permanent differences, net                              9                51               712
            Utilization of losses and benefit from previous year                 --            (1,030)             (533)
            Differences between the definition of equity
              and assets for tax purposes and others, net                       (68)           (1,252)              502
            Taxes for previous years                                            (59)               --                --
                                                                          ---------         ---------         ---------

                                                                             14,024            14,385            21,683
                                                                          =========         =========         =========

            *     Reclassified - also see Note 2V(1).

      H.    Tax losses carried forward to future years

            (1) The Company and several subsidiaries have accumulated real losses on securities for tax purposes in the approximate amount of NIS 36,000 thousand. This loss, linked to the index, will only be tax-deductible in future years against income from securities, if such exist. No deferred taxes assets have been recorded for these losses.

            (2) Several subsidiaries have accumulated losses for tax purposes in the approximate amount of NIS 10,880 thousand for which no deferred taxes assets have been recorded.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 18 - Linked Balances

Consolidated

                                                  December 31, 1998                              December 31, 1997
                                   ---------------------------------------------     ---------------------------------------------
                                   In or linked                                      In or linked
                                   to foreign      Index                             to foreign      Index
                                   currency        linked           Unlinked         currency        linked           Unlinked
                                   ------------    ------------     ------------     ------------    ------------     ------------
                                                                         Adjusted NIS thousand
                                   -----------------------------------------------------------------------------------------------
Current assets
Cash and cash
  equivalents                             7,884             417           16,123            4,171             146           29,800
Marketable securities                        73           5,379            4,536            1,870          34,037           21,426
Accounts receivable -trade               12,724              80          189,186           13,204              --          190,044
Other receivables (I)                       975          12,550            4,968              281           6,122           12,787
Bank deposits                                --          14,003            4,297               --          18,673               --
                                   ------------    ------------     ------------     ------------    ------------     ------------

                                         21,656          32,429          219,110           19,526          58,978          254,057
Investments and
  long-term assets
Affiliated companies and
  others - capital notes and
  loans including current
  maturities                                 --              --            3,037               --          19,606               --
Bank deposits and other
  receivables                               313           2,871               --              617           3,234               --
                                   ------------    ------------     ------------     ------------    ------------     ------------

Total assets                             21,969          35,300          222,147           20,143          81,818          254,057
                                   ============    ============     ============     ============    ============     ============

Current liabilities
Short-term bank credits
  including current maturities            1,175           5,636           45,587            2,216          21,887            4,568
Accounts payable - trade                 16,888              --           29,450           13,251              --           29,594
Other accounts payable                      312              --           46,854              658              66           54,379
Dividend declared                            --              --               --               --              --           48,708
                                   ------------    ------------     ------------     ------------    ------------     ------------
                                         18,375           5,636          121,891           16,125          21,953          137,249

Long-term liabilities
Liability regarding
  termination of
  employee-employer
  relationship, net                          --              --            3,765               --              --            8,698
Long-term loans, net of
  current maturities                      6,569          19,640           19,783            1,888           1,949               --
                                   ------------    ------------     ------------     ------------    ------------     ------------

Total liabilities                        24,944          25,276          145,439           18,013          23,902          145,947
                                   ============    ============     ============     ============    ============     ============

(I)   Exclusive of deferred taxes and prepaid expenses.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 18 - Linked Balances (cont'd)

Company

                                                  December 31, 1998                              December 31, 1997
                                   ---------------------------------------------     ---------------------------------------------
                                   In or linked                                      In or linked
                                   to foreign      Index                             to foreign      Index
                                   currency        linked           Unlinked         currency        linked           Unlinked
                                   ------------    ------------     ------------     ------------    ------------     ------------
                                                                         Adjusted NIS thousand
                                   -----------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                 7,099              --            1,482            2,824              --            3,750
Marketable securities                        73           5,379            3,912            1,870          34,037           17,506
Accounts receivable -trade               10,615              --          108,717           10,468              --           97,692
Other receivables (I)                       382          24,423           13,102              505          29,615            9,746
Bank deposits                                --              --               --               --          18,673               --
                                   ------------    ------------     ------------     ------------    ------------     ------------
                                         18,169          29,802          127,213           15,667          82,325          128,694
Investments
Subsidiaries -
  loans and capital notes,
  including current maturities               --          13,590           38,764               --           9,869          *33,606
Affiliated  companies and
  others - capital notes and
  loans including  current
  maturities                                 --              --               --               --          19,606               --
Bank deposits and other
  receivables                                --           2,565               --               --           2,824               --
                                   ------------    ------------     ------------     ------------    ------------     ------------
Total assets                             18,169          45,957          165,977           15,667         114,624        * 162,300
                                   ============    ============     ============     ============    ============     ============

Current liabilities
Short-term bank credits
  including current maturities               --           5,607           40,617               --          17,237              311
Accounts payable - trade                  6,840              --           15,387            4,789              --           13,806
Other accounts payable                       --              --           24,267               --              --           31,690
Dividend declared                            --              --               --               --              --           48,880
                                   ------------    ------------     ------------     ------------    ------------     ------------
                                          6,840           5,607           80,271            4,789          17,237           94,687
Long-term liabilities
Liability regarding
  termination of
  employee-employer
  relationship, net                          --              --            2,506               --              --            2,729
Capital notes issued to
  subsidiaries                               --              --              485               --              --            2,243
Long-term loans, net of
  current maturities                         --          18,229           18,857               --              --               --
                                   ------------    ------------     ------------     ------------    ------------     ------------
Total liabilities                         6,840          23,836          102,119            4,789          17,237           99,659
                                   ============    ============     ============     ============    ============     ============

(I)   Exclusive of deferred taxes and prepaid expenses.

*     Reclassified.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income

      A.    Sales (net of discounts)

            Consist of:

                                                                 For the year ended December 31,
                                                             -----------------------------------------
                                                              1998             *1997           * 1996
                                                             -------          -------          -------
                                                                     Adjusted NIS thousands
                                                             -----------------------------------------
            Consolidated
            Local                                            581,895          600,168          602,320
            Export                                            38,613           76,165           78,306
                                                             -------          -------          -------
                                                             620,508          676,333          680,626
                                                             =======          =======          =======
            Company
            Local                                            428,053          410,760          417,622
            Export                                            33,304           67,607           67,134
                                                             -------          -------          -------
                                                             461,357          478,367          484,756
                                                             =======          =======          =======

       B.    Cost of sales

            Consolidated
            Materials                                        280,912          314,492          310,824
            Labor                                             63,475           71,933           64,463
            Other manufacturing expenses                      40,888           37,951           39,790
            Depreciation and amortization                     17,177           17,359           20,248
                                                             -------          -------          -------
                                                             401,652          441,735          435,325
                                                             -------          -------          -------
            Decrease (Increase) in inventories of:
            Work in process                                    1,787           (4,188)         3,096
            Finished products                                 (6,358)             927          5,677
                                                             -------          -------          -------
                                                              (4,571)          (3,261)         8,773
                                                             -------          -------          -------
                                                             397,081          438,474          444,098
                                                             =======          =======          =======

            *     Reclassified - See Note 2V(1).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

       B.    Cost of sales (cont'd)

                                                                            For the year ended December 31,
                                                                    ---------------------------------------------
                                                                      1998              *1997              *1996
                                                                    -------            -------            -------
                                                                                Adjusted NIS thousands
                                                                    ---------------------------------------------
                   Company
                   Materials                                        198,914            220,415            210,192
                   Labor                                             48,092             50,277             48,807
                   Other manufacturing expenses                      27,905             27,563             27,734
                   Depreciation and amortization                     12,243             12,257             14,560
                                                                    -------            -------            -------
                                                                    287,154            310,512            301,293
                                                                    -------            -------            -------

                   Decrease (Increase) in inventories of:
                   Work in process                                    1,795             (4,142)             3,008
                   Finished products                                 (2,857)            (4,792)             4,721
                                                                    -------            -------            -------
                                                                     (1,062)            (8,934)             7,729
                                                                    -------            -------            -------

                                                                    286,092            301,578            309,022
                                                                    =======            =======            =======

            C     Selling and marketing expenses

                  Consist of:

                  Consolidated
                  Labor                                              55,410             54,761             48,281
                  Depreciation and amortization                       8,368             10,604             12,108
                  Advertising                                        21,148             22,706             18,087
                  Agents' commissions                                   381              5,418              6,489
                  Others                                             38,006             39,877             33,217
                  Doubtful accounts and bad debt expense              9,063              4,590              2,107
                                                                    -------            -------            -------
                                                                    132,376            137,956            120,289
                                                                    =======            =======            =======

                  Company
                  Labor                                              42,747             38,924             35,984
                  Depreciation and amortization                       5,777              5,937              6,907
                  Advertising                                        19,748             20,182             15,454
                  Others                                             30,192             31,211             25,911
                  Doubtful accounts and bad debt expense              5,834              3,423              2,179
                                                                    -------            -------            -------
                                                                    104,298             99,677             86,435
                                                                    =======            =======            =======

            *     Reclassified - See Note 2V(1).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      D.    General and administrative expenses

            Consist of:

                                                       For the year ended December 31,
                                                   --------------------------------------
                                                    1998          * 1997          * 1996
                                                   ------          ------          ------
                                                           Adjusted NIS thousands
                                                   --------------------------------------
            Consolidated
            Labor                                  30,678          30,212          26,306
            Depreciation and amortization           3,739           3,479           4,693
            Others (I)                             15,940          19,854          16,122
                                                   ------          ------          ------
                                                   50,357          53,545          47,121
                                                   ======          ======          ======
            Company
            Labor                                  21,450          21,822          17,798
            Depreciation and amortization           2,719           2,706           3,243
            Others (I)                             11,089          12,657          11,381
                                                   ------          ------          ------
                                                   35,258          37,185          32,422
                                                   ======          ======          ======

            (I) Total costs of adjusting the computer programs to the year 2000, which have been expensed during the year, is immaterial.

            *     Reclassified - See Note 2V(1).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      E.    Finance income (expense), net

            Consist of:

                                                                     For the year ended December 31,
                                                               ------------------------------------------
                                                                1998             *1997             1996
                                                               -------           -------          -------
                                                                         Adjusted NIS thousands
                                                               ------------------------------------------
            Consolidated

            Bank credit                                            317            (1,456)              99
            Long-term loans finance (expense) income               (24)             (348)             (24)
            Interest on bank deposits                            1,017             1,464            2,129
            Gain from marketable securities                      1,740             3,930            2,095
            Commissions and bank expenses                         (529)             (829)            (792)
            Erosion of monetary items and others, net          (11,902)          *(4,961)         *(10,009)
                                                               -------           -------          -------
                                                                (9,381)           (2,445)          (6,502)
            Presented in income (loss) from
            discontinued operations, net                            84           * 1,476              910
                                                               -------           -------          -------
                                                                (9,297)          * (724)           (5,592)
                                                                ======           =======           ======
            Company

            Interest on long-term loans                             70                --               --
            Bank credit                                            412              (190)             151
            Interest on bank deposits                              261             1,157            2,084
            Gain from marketable securities                      1,188             3,765            1,967
            Commission and bank expenses                          (135)             (163)            (130)
            Erosion of monetary items and others, net           (7,107)          *(1,120)         *(6,419)
                                                               -------           -------          -------
                                                                (5,311)          * 3,449           (2,347)
                                                                ======           =======           ======

            *     Reclassified - See Note 2V(1).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      F.    Other income (expenses), net

            Consist of:

                                                                           For the year ended December 31,
                                                                   ----------------------------------------
                                                                    1998           * 1997             1996
                                                                   ------          -------           ------
                                                                               Adjusted NIS thousands
                                                                   ----------------------------------------
            Consolidated
            Capital gains, net                                        300            1,328            1,057
            Loss from sale of operations to affiliated
              company                                              (1,590)         *(1,060)              --
            Profit (Loss) on realization of investment in
              subsidiaries and affiliates                           3,978               (2)            (239)
            Commission income                                         861              190              113
            Sundry income                                           1,540                7            1,235
            Amortization of goodwill                                 (316)          (1,336)          (1,590)
            Related parties:
            Management fees and participation
              in expenses                                              --               --               99
              Rental income                                            --               --              617
                                                                   ------          -------           ------

                                                                    4,773             (873)           1,292
                                                                   ======           ======           ======

            Company
            Capital gains, net                                        627              437              845
            Profit (Loss) on realization of investment in
              subsidiaries and affiliates                           3,978               --             (239)
            Sundry income                                           1,354              423            1,235
            Related parties:
            Management fees and participation
              in expenses                                             136              167              184
              Rental income                                         1,565            1,163            1,235
                                                                   ------           ------           ------
                                                                    7,660            2,190            3,260
                                                                   ======           ======           ======

            * Reclassified - See Note 2V(2), net of expenses related to the sale and net of amortization of goodwill arising of acquisition of Kedem. For details regarding this sale - see note 7F(2).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      G.    Income from discontinued operations, net - See note 7F(1) and 2V(1)

             Consist of:

                                                                            For the year ended December 31,
                                                                        --------------------------------------
                                                                         1998              1997           1996
                                                                        ------            -----          -----
                                                                                Adjusted NIS thousands
                                                                        --------------------------------------
            Capital gain (loss) on the sale of assets, net (I)          (2,056)           5,701             --
            Results of discontinued operations through the
               date of sale (II)                                           308               30          1,842
                                                                        ------            -----          -----

                                                                        (1,748)           5,731          1,842
                                                                        ======            =====          =====

            (A) The capital gain (loss) on the sale of goodwill and fixed assets is presented net of the tax effect, net of goodwill created on acquisition that relates to the discontinued operation and net of the minority interest.

            (B) Following are details of the Statement of Income items of the discontinued operations for the years ended December 31, 1998, 1997 and 1996. The Statement of Income items of the discontinued operation for 1997 and 1996 have been reclassified in the Consolidated Statement of Income and have been presented as income from discontinued operations.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      G. Income (Loss) from discontinued operations, net - See note 7F(1) and 2V(1) (cont'd)

                                                            Fantastik                                      Ecogan
                                                     discontinued operations                      discontinued operations
                                                     ------------------------             ---------------------------------------
                                                        For the year ended
                                                           December 31,                       For the year ended December 31,
                                                     ------------------------             ---------------------------------------
                                                      1997             1996               1998             1997             1996
                                                     ------            ------             -----            -----            -----
                                                      Adjusted NIS thousands                       Adjusted NIS thousands
                                                     ------------------------             ---------------------------------------
            Revenue from sales                       31,622            39,050             8,085            9,216            9,086
            Cost of sales                            19,752            21,429             5,251            5,323            5,163
                                                     ------            ------             -----            -----            -----

            Gross profit                             11,870            17,621             2,834            3,893            3,923
                                                     ------            ------             -----            -----            -----

            Selling and marketing expenses            8,523             8,961             1,815            2,323            2,476
            General and administrative
              expenses                                2,815             3,152               351              467              478
                                                     ------            ------             -----            -----            -----

                                                     11,338            12,113             2,166            2,790            2,954
                                                     ------            ------             -----            -----            -----

            Operating income                            532             5,508               668            1,103              969

            Finance expenses, net                     1,166               762                84              310              148
                                                     ------            ------             -----            -----            -----

            Income (Loss) before income
              taxes                                    (634)            4,746               584              793              821

            Income taxes                               (171)            2,120               210              287              345
                                                     ------            ------             -----            -----            -----

            Net income (loss) after income
              taxes                                    (463)            2,626               374              506              476

            Minority interest in losses
              (income) of subsidiary                    144            (1,067)              (66)            (157)            (193)
                                                     ------            ------             -----            -----            -----

            Income (Loss) for the year                 (319)            1,559               308              349              283
                                                     ======            ======             =====            =====            =====

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 19 - Supplementary Information to the Statements of Income (cont'd)

      G. Income (Loss) from discontinued operations, net - See note 7F(1) and 2V(1) (cont'd)

                                                                      Total discontinued operations
                                                                 -----------------------------------------
                                                                     For the year ended December 31,
                                                                 -----------------------------------------
                                                                 1998             1997              1996
                                                                 -----            ------            ------
                                                                         Adjusted NIS thousands
                                                                 -----------------------------------------

            Revenue from sales                                   8,085            40,838            48,136
            Cost of sales                                        5,251            25,075            26,592
                                                                 -----            ------            ------

            Gross profit                                         2,834            15,763            21,544
                                                                 -----            ------            ------

            Selling and marketing expenses                       1,815            10,846            11,437
            General and administrative expenses                    351             3,282             3,630
                                                                 -----            ------            ------

                                                                 2,166            14,128            15,067
                                                                 -----            ------            ------

            Operating income                                       668             1,635             6,477

            Finance expenses, net                                   84             1,476               910
                                                                 -----            ------            ------

            Income before income taxes                             584               159             5,567

            Income taxes                                           210               116             2,465
                                                                 -----            ------            ------

            Net income after income taxes                          374                43             3,102

            Minority interest in income of subsidiary              (66)              (13)           (1,260)
                                                                 -----            ------            ------

            Income for the year                                    308                30             1,842
                                                                 =====            ======            ======

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 20 - Related Parties

      The group carries out transactions, in the ordinary course of business, with entities that are interested parties. The Securities Authority has exempted the Company from disclosing transactions with interested parties, except for unusual transactions. Details regarding balances and transactions with related parties and other interested parties, are presented in this note.

      A.    Remuneration of interested parties

                                                                         Year ended December 31,
                                                                     --------------------------------
                                                          Number      1998        1997           1996
                                                        of people    -----        ----           ----
                                                         in 1998         Adjusted NIS thousands
                                                        ---------     -------------------------------
            Interested parties employed by the
             Company or on its behalf                        1       *2,582       2,053         1,926
                                                                     ======       =====         =====

            Directors not employed by the
             Company or on its behalf                       14          280         336           418
                                                                     ======       =====         =====

            * Includes NIS 500 thousand severance pay not recorded in prior years.

      B. On October 6, 1997, Kedem signed two agreements with a subsidiary, Tambour Ecology Ltd., relating to two transactions - for the sale of the metal treatment operation and the water treatment operation which includes the sale of goodwill, brand-names, distribution rights, raw material inventory and finished goods as well as a non-competition agreement whereby Kedem will not operate in these operations for five years. The proceeds from these agreements was approximately NIS 1.4 million (excluding proceeds from the sale of the inventory). The effect of these agreements on the results of operations of the group is immaterial.

      C.    Also see Notes 15 and 19F.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company

      A.    Balance Sheet

                                                          December 31,    December 31,
                                                              1998            1997
                                                          ------------    ------------
                                                                 NIS thousands
                                                          ----------------------------
            Current assets
            Cash and cash equivalents                            8,581           6,052
            Marketable securities                                9,364          49,172
            Accounts receivable - trade                        119,332          99,575
            Other receivables                                   45,286          42,229
            Bank deposits                                           --          17,191
            Inventories                                         79,737          80,613
                                                          ------------    ------------
                                                               262,300         294,832
                                                          ------------    ------------
            Investments and long-term assets
            Subsidiaries and affiliates                         99,651         107,231
            Bank deposits and other receivables                  2,565           2,600
                                                          ------------    ------------

                                                               102,216         109,831
                                                          ------------    ------------
            Property, plant and equipment
            Cost                                               223,095         209,339
            Less: Accumulated depreciation                     115,972         102,823
                                                          ------------    ------------

                                                               107,123         106,516
                                                          ------------    ------------

            Intangible assets and deferred charges                  83             123
                                                          ------------    ------------
                                                               471,722         511,302
                                                          ============    ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company (cont'd)

      A.    Balance Sheet (cont'd)

                                                          December 31,    December 31,
                                                              1998            1997
                                                          ------------    ------------
                                                                 NIS thousands
                                                          ----------------------------
            Current liabilities
            Bank credits                                        46,224          16,155
            Accounts payable - trade                            22,227          17,119
            Other accounts payable                              24,267          29,175
            Dividend declared                                       --          45,000
                                                          ------------    ------------
                                                                92,718         107,449
                                                          ------------    ------------

            Long-term liabilities
            Long-term loans                                     37,086              --
            Liability regarding termination of
             employee - employer relationship, net               2,506           2,512
            Capital notes issued to subsidiaries                   485           2,065
            Deferred taxes, net                                  4,031           3,704
                                                          ------------    ------------
                                                                44,108           8,281
                                                          ------------    ------------
            Shareholders' equity
            Share capital                                       60,582          60,582
            Paid-in capital                                    149,934         149,934
            Retained earnings                                  128,526         186,076
                                                          ------------    ------------

                                                               339,042         396,592

            Less: Company shares held by subsidiaries            4,146           1,020
                                                          ------------    ------------

                                                               334,896         395,572
                                                          ------------    ------------
                                                               471,722         511,302
                                                          ============    ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company (cont'd)

      B.    Statements of Income

                                                                           Year ended December 31,
                                                                  -------------------------------------------
                                                                   1998              1997              1996
                                                                  -------          ---------        ---------
                                                                                 NIS thousands
                                                                  -------------------------------------------
            Revenue from sales                                    437,521            431,578          401,231
            Cost of sales                                         264,347          * 264,223        * 245,754
                                                                  -------          ---------        ---------

            Gross profit                                          173,174            167,355          155,477
                                                                  -------          ---------        ---------

            Selling and marketing expenses                         97,429           * 87,369         * 68,688
            General and administrative expenses                    32,948           * 33,033         * 26,204
                                                                  -------          ---------        ---------
                                                                  130,377            120,402           94,892
                                                                  -------          ---------        ---------

            Operating income                                       42,797             46,953           60,585

            Finance income, net                                     3,787           * 15,880         * 18,602
            Other income, net                                       9,574              2,045            2,956
                                                                  -------          ---------        ---------

            Income before income taxes                             56,158             64,878           82,143

            Income taxes                                           11,916             12,035           17,111
                                                                  -------          ---------        ---------

            Net income after income taxes                          44,242             52,843           65,032

            Equity in earnings (losses) of subsidiaries
              and affiliates, net                                  (2,144)             5,579            6,473
                                                                  -------          ---------        ---------

            Net income for the year                                42,098             58,422           71,505
                                                                  =======          =========        =========

            *     Reclassified.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 21 - Condensed Nominal Financial Statements of the Company (cont'd)

C.    Statement of shareholders' equity

                                                                                                       Company
                                                                                                       shares
                                                    Share          Paid-in          Retained           held by
                                                    capital        capital          earnings           subsidiary       Total
                                                    ---------      ----------       ----------         ----------       ----------
                                                                                   NIS thousands
                                                    ------------------------------------------------------------------------------
            Balance as of December 31, 1995            60,582         149,934          210,921                 --          421,437

            Changes in 1996:

            Net income                                     --              --           71,505                 --           71,505
            Dividend *                                     --              --          (90,000)                --          (90,000)
            Company shares acquired by
              subsidiary                                   --              --               --             (1,020)          (1,020)
                                                    ---------      ----------       ----------         ----------       ----------

            Balance as of December 31, 1996            60,582         149,934          192,426             (1,020)         401,922

            Changes in 1997:

            Net income                                     --              --           58,422                 --           58,422
            Dividend **                                    --              --          (64,772)                --          (64,772)
                                                    ---------      ----------       ----------         ----------       ----------

            Balance as of December 31, 1997            60,582         149,934          186,076             (1,020)         395,572

            Changes in 1998:

            Net income                                     --              --           42,098                 --           42,098
            Dividend                                       --              --          (99,648)                --          (99,648)
            Company shares acquired by
              subsidiaries                                 --              --               --             (3,126)          (3,126)
                                                    ---------      ----------       ----------         ----------       ----------

            Balance as of December 31, 1998            60,582         149,934          128,526             (4,146)         334,896
                                                    =========      ==========       ==========         ==========       ==========

*     Includes NIS 50,000 thousands dividend declared.

**    Includes NIS 44,842 thousands dividend declared.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

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

      The treatment of transactions carried out during the year was as follows:

      (1) Depreciation of assets converted according to (1) above was computed on the new NIS value over the remaining useful lives of the assets.

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

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 22 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

B. The main differences between the financial statements contained in Sections C, D and E of this note prepared according to U.S. GAAP and the financial statements prepared according to Israeli GAAP are as follows:

      (1)   Warrants issued to employees

            Warrants issued to employees free of charge were recorded as an expense in 1993 in these financial statements in accordance with U.S. GAAP. The warrants issued to employees were recorded as an expense in the nominal shekels financial statements in 1994 at the amount which was taxable to the employees.

            The tax effect of this expense was included in the nominal NIS financial statements in the Statement of Income. For the purposes of the financial statements contained in this Note, prepared according to U.S. GAAP, the tax effect was included partially in the Statements of Income and the remainder was added to paid-in capital.

      (2)   Reserves in Shareholders' equity

            Land, buildings, machinery and equipment were revalued in 1982 and a capital reserve was created in the nominal financial statements as permitted by Israeli GAAP. These assets are stated at historical cost and no capital reserves exist in the financial statements that follow in accordance with U.S. GAAP.

      (3)   Dividends declared

            According to Israeli GAAP, dividend from the earnings of a year are accrued at the end of that year even though they are approved after that year's end. For the purposes of the financial statements contained in this note, these dividends have not been accrued since, according to U.S. GAAP, dividends are reflected as a liability when declared.

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 22 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

C.    Balance Sheets

                                                   December 31,     December 31,
                                                       1998             1997
                                                   ------------     ------------
                                                           NIS thousands
                                                   -----------------------------
      Assets

      Current assets

      Cash and cash equivalents                          24,424           31,409
      Marketable securities                               9,988           52,782
      Accounts receivable - trade and others            231,551          213,607
      Bank deposits                                      18,300           17,191
      Inventories                                       107,468          104,831
                                                   ------------     ------------
                                                        391,731          419,820
                                                   ------------     ------------

      Investments and long-term assets

      Affiliated companies and others                    13,472           26,747
      Bank deposits and other receivables                 3,184            3,545
      Deferred taxes, net                                 6,300            5,333
                                                   ------------     ------------
                                                         22,956           35,625
                                                   ------------     ------------

      Property, plant and equipment

      Cost                                              353,197          330,517
      Less - accumulated depreciation                   191,825          173,293
                                                   ------------     ------------
                                                        161,372          157,224
                                                   ------------     ------------

      Intangible assets, net                                168            1,386
                                                   ------------     ------------

                                                        576,227          614,055
                                                   ============     ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 22 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

C.    Balance Sheets (cont'd)

                                                   December 31,     December 31,
                                                       1998             1997
                                                   ------------     ------------
                                                           NIS thousands
                                                   -----------------------------
      Liabilities and Shareholders' Equity

      Current liabilities

      Bank credits and others                            52,398           26,395
      Accounts payable - trade and others                92,987           90,173
                                                   ------------     ------------
                                                        145,385          116,568
                                                   ------------     ------------

      Long-term liabilities

      Long-term debt                                     45,992            3,532
      Liability regarding termination of employee-
        employer relationship, net                        3,765            8,008
                                                   ------------     ------------

                                                         49,757           11,540
                                                   ------------     ------------

      Minority interest                                  32,619           33,553
                                                   ------------     ------------

      Shareholders' equity

      Share capital                                      80,561           80,561
      Paid-in capital                                   144,721          144,721
      Foreign currency translation adjustment             1,703            1,703
      Retained earnings                                 125,627          226,429
                                                   ------------     ------------

                                                        352,612          453,414

      Less: Company shares held by subsidiaries           4,146            1,020
                                                   ------------     ------------

                                                        348,466          452,394
                                                   ------------     ------------

                                                        576,227          614,055
                                                   ============     ============

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 22 - Consolidated Financial Data Presented according to U.S. GAAP (cont'd)

D.    Statements of Income

                                                                    Year ended December 31,
                                                          ---------------------------------------------
                                                           1998              * 1997             * 1996
                                                          -------            -------            -------
                                                                          NIS thousands
                                                          ---------------------------------------------
      Revenue from sales                                  589,346            609,637            563,284
      Cost of sales                                       367,132            382,855            354,476
                                                          -------            -------            -------

      Gross profit                                        222,214            226,782            208,808
                                                          -------            -------            -------

      Selling and marketing expenses                      124,002            122,506             94,965
      General and administrative expenses                  48,229             48,075             40,459
                                                          -------            -------            -------

                                                          172,231            170,581            135,424
                                                          -------            -------            -------

      Operating income                                     49,983             56,201             73,384

      Financing income, net                                 3,661             12,718             15,592
                                                          -------            -------            -------

      Operating income                                     53,644             68,919             88,976

      Other income, net                                     7,032              1,192              3,289
                                                          -------            -------            -------

      Income before income taxes                           60,676             70,111             92,265

      Income taxes                                          9,639             14,393             17,816
                                                          -------            -------            -------

      Net income after income taxes                        51,037             55,718             74,449

      Equity in earnings (losses) of affiliated
        companies, net                                     (4,335)             (630)                238

      Minority interest in subsidiaries' income            (1,714)            (3,486)            (6,331)
                                                          -------            -------            -------

      Net income from continuing operations                44,988             51,602             68,356

      Net income from discontinued operations              (1,300)             6,173              4,064
                                                          -------            -------            -------

      Net income                                           43,688             57,775             72,420
                                                          =======            =======            =======

*     Reclassified - See Note 2V(1).

                                                Tambour Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998
--------------------------------------------------------------------------------

Note 22 - Condensed Nominal Financial Statements Prepared in Accordance with
                U.S. GAAP (cont'd)

E.    Statement of changes in shareholders' equity

                                                                        Foreign
                                                                        currency                           Company
                                                                        translation                        shares
                                     Share           Additional         adjustments    Retained            acquired by
                                     capital         paid-in            capital        earnings            subsidiaries
                                     ------------    -------------      -----------    -------------       ------------
                                                                         NIS thousands
                                     ----------------------------------------------------------------------------------
Balance as of December 31, 1995            80,561          144,721            1,703          205,989                 --

In the year 1996:

Net income                                     --               --               --           72,420                 --
Cash Dividend                                  --               --               --          (40,000)                --
Company shares acquired by
  subsidiary                                   --               --               --               --             (1,020)
                                     ------------    -------------      -----------    -------------       ------------

Balance as of December 31, 1996            80,561          144,721            1,703          238,409             (1,020)

In the year 1997:

Net income                                     --               --               --           57,775                 --
Cash Dividend                                  --               --               --          (69,755)                --
                                     ------------    -------------      -----------    -------------       ------------

Balance as of December 31, 1997            80,561          144,721            1,703          226,429             (1,020)

Net income                                     --               --               --           43,688                 --
Cash Dividend                                  --               --               --         (144,490)                --
Company shares acquired by
  subsidiaries                                 --               --               --               --             (3,126)
                                     ------------    -------------      -----------    -------------       ------------
                                           80,561          144,721            1,703          125,627             (4,146)
                                     ============    =============      ===========    =============       ============

                                                Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1998
--------------------------------------------------------------------------------

                                                           Percentage of control
                                                               and ownership
                                                           ---------------------

Consolidated companies

S.D.L. Technology (sol) Ltd.                                               72.00
S.D.L. partnership                                                         98.55
R.R.E. Rotem Engineering Ltd.                                              56.01
Gains Properties Ltd.                                                      82.45
Gil - the Israeli Marketing Paint Company*                                 24.00
Tambour Holdings 1993 Ltd.                                                100.00
Tambour Ecology Ltd.                                                       66.00
Tambour Investments 1997 Ltd.                                             100.00
Tambourechev 1998 Ltd.                                                    100.00
Safety Kleen (Israel) Ltd.                                                 59.40
Scilab Laboratories Manufacturing Chemists Ltd.                            82.45
Sicca Israel Chemical Enterprises Ltd.                                     82.45
Tzevah Paint Industries Ltd.                                              100.00
Tzah - Israeli Printing Inks Ltd.                                          80.00
R.D. Glaso-Center Ltd.                                                    100.00
Serafon Resinous Chemicals Corp. Ltd.**                                    56.15
Serafon Trading 1997 Ltd.                                                  56.15
Tovalah Ltd.                                                              100.00
T.P. Developments Establishment                                           100.00
Cotachem Farben G.M.B.H.                                                  100.00
Tambour Paints (Hellas) LLC                                               100.00
Tambour Switzerland                                                       100.00
Kedem Chemicals Ltd.**                                                     82.45

Affiliated companies

Diverseylever Israel Ltd.                                                  41.14
British Paints L.L.C.                                                      18.15
International Ilios Cotachem S.A.                                          43.00

*     100% ownership and control, in effect.

**    Traded on the Tel-Aviv Stock Exchange.

                                                Tambour Limited and Subsidiaries

Appendix - Consolidated and Affiliated Companies as of December 31, 1998
(cont'd)
--------------------------------------------------------------------------------

                                                           Percentage of control
                                                               and ownership
                                                           ---------------------

Inactive Companies
Ayalon Water Purification Ltd.                                            100.00
Engel-Aniam Ltd.                                                           33.00
Askar Ltd.                                                                100.00
Ecogen Ltd.                                                                82.45
Hamerakeh - Hydrohamer Ltd.                                                66.00
Tambour Polimers Ltd.                                                     100.00
Activated Carbon Technologies Ltd.                                         33.00
Tambourechev Ltd.                                                         100.00
Chemetal Ltd.                                                             100.00
Memberfil Ltd.                                                             50.00
Nad (Investments) Ltd.                                                    100.00
C.T.I. Inks (1983) Ltd.                                                    80.00
Kedem Asset and Investment Management (1991) Ltd.                          82.45
Kedem Chemicals Technologies Ltd.                                          82.45
Tamarin (Marine Paints) Ltd.                                              100.00

                     [LETTERHEAD OF KPMG AND SOMEKH CHAIKIN]

February 25, 1999


Report Of Independent Public Accountants
Cellcom Israel Ltd.

We have audited the balance sheets of Cellcom Israel Ltd. (hereinafter the "Company") as at December 31, 1998 and 1997, the related statements of income and shareholders' equity and cash flows for each of the three years then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 27 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1998 and 1997, the results of its operations, the changes in shareholders; equity and cash flows for each of the three years ended December 31, 1998, in conformity with accounting principles generally accepted in Israel, consistently applied.

Without qualifying our opinion, we call attention to Note 18a of the financial statements in connection with a motion to recognize as a class action, a lawsuit against other operators in the communications industry and the Company, concerning the Company's billing of certain network services.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not materially affect the determination of nominal/historical net income and shareholders' equity.

/s/ Somekh Chaikin

Certified Public Accountants (Isr.)

                     [LETTERHEAD OF KPMG AND SOMEKH CHAIKIN]

March 28, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF DEP TECHNOLOGY HOLDINGS LTD.

We have audited the balance sheets of DEP Technology Holdings Limited and the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1998 and 1997, the related statements of income and shareholders' equity and cash flows for each of the years then ended, expressed in New Isreal Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiary companies, whose assets constitute 0.93% and 12.2% of the total consolidated assets as at December 31, 1998 and 1997, respectively, and whose expenses constitute 16.5% and 26.3% of the consolidated expenses for the years ended on such dates, respectively. The financial statements of those subsidiary companies were audited by other certified public accountants whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiary companies, is based solely on the said reports of the other accountants. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliated companies and to the company's share in their net income (losses), is based on the financial statements of such affiliates, (including a report on net assets to be disposed on, of an affiliated company) which were audited by other certified public accountants.

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

The above mentioned financial statements were prepared on the basis of historical cost of New Israeli shekel ("NIS"), adjusted for changes in the US Dollar exchange rate against the NIS in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal data, on the basis of which the adjusted financial statements were prepared, is presented in Note 22.

The Company has restated its financial statements for the year ended December 31, 1997 in order to retroactively reflect the change on the basis of adjustment, as indicated in Note 1(f) a change with which we concur.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company and the consolidated balance sheets of the Company and its subsidiaries as at December 31, 1998 and 1997, the results of its operations, the changes in shareholder's equity and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net profit (loss) and shareholders' equity to the extent summarized in Note 21 to the financial statements.

/s/ Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISR)

                     [LETTERHEAD OF KPMG AND SOMEKH CHAIKIN]

March 28, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE
SHAREHOLDERS OF DIC AND PEC CABLE TV LTD.

We have audited the balance sheets of DIC and PEC Cable TV Ltd. as of December 31, 1998 and 1997, the related statements of income and shareholders' equity and cash flows for each of the years then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including, those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 5 to the financial statements.

The date relating to the net asset value of the Company's investments in an investee company and to its equity in that Company's operating results, is based on financial statements audited by other auditors.

In our opinion, based on our audit and on the report of the abovementioned other auditors, the above mentioned financial statements present fairly the financial position of the Company as of at December 31, 1998 and 1997, the results of its operations, the changes in shareholder's equity and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in Israel, consistently applied.

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

Somekh Chaikin

CERTIFIED PUBLIC ACCOUNTANTS (ISR)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of Elron Electronic Industries Ltd.

We have audited the accompanying balance sheets of Elron Electronic Industries Ltd., (the "Company") as of December 31, 1998 and 1997, the consolidated balance sheets of the Company and its subsidiary as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 1998 and 1997 and the results of their operations, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with accounting principles generally accepted in Israel (as to reconciliation to accounting principles generally accepted in the United States
- see Note 28).

/s/ Luboshitz, Kasierer                 /s/ Ratzkovsky Fried & Co.

Luboshitz, Kasierer                     Ratzkovsky Fried & Co.
Member Firm of Arthur Andersen          Certified Public Accountants (Israel)

Haifa, Israel

March 29, 1999

                     [LETTERHEAD OF KPMG -- SOMEKH CHAIKIN]

March 1, 1999

Auditors' Report to the Shareholders of
Gemini Capital Fund Management Ltd.

We have audited the accompanying balance sheets of Gemini Capital Fund Management Ltd. as of December 31, 1998 and December 31, 1997, statements of income, changes in shareholders' equity and cash flows for each of the two years the last of which ended on December 31, 1998, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israel Auditor's Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Capital Management Ltd. as of December 31, 1998 and December 31, 1997, the results of its operations, changes in shareholders' equity and cash flows for each of the two years the last of which ended December 31, 1998 in conformity with accounting principles generally accepted in the United States and Israel on the basis detailed in Note 21 to the financial statements.


/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Isr.)

                     [LETTERHEAD OF KPMG -- SOMEKH CHAIKIN]

March 1, 1999

Auditors' Report to the Partners of
Gemini Israel Fund L.P.

We have audited the accompanying balance sheets of Gemini Israel Fund L.P. as of December 31, 1998 and December 31, 1997, statements of income, changes in partners' capital and cash flows for each of the two years the last of which ended on December 31, 1998, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the American Institute of Certified Public Accountants. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel Fund as of December 31, 1998 and December 31, 1997, the results of its operations, changes in partners' capital and cash flows for each of the two years the last of which ended December 31, 1998 in conformity with accounting principles generally accepted in the United States on the basis detailed in Note 2A to the financial statements.

As explained in Note 2, the financial statements include investments valued at U.S. dollars 32,055 thousand (previous year - U.S. dollars 37,644 thousand) (100% of partners' capital at balance sheet date, previous year - 95%) the values of which have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected the underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.


/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Isr.)

                     [LETTERHEAD OF KPMG -- SOMEKH CHAIKIN]

March 1, 1999

Auditors' Report to the Partners of
Gemini Israel II Limited Partnership

We have audited the accompanying balance sheets of Gemini Israel II Limited Partnership as of December 31, 1998 and December 31, 1997, statements of income, changes in partners' capital and cash flows for the year ended on December 31, 1998 and the period from April 14 to December 31, 1997, translated into U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the American Institute of Certified Public Accountants. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Israel II Limited Partnership as of December 31, 1998 and December 31, 1997, the results of its operations, changes in partners' capital and cash flows for the year ended December 31, 1998 and the period from April 14 to December 31, 1997, in conformity with accounting principles generally accepted in the United States on the basis detailed in Note 2A to the financial statements.

As explained in Note 2, the financial statements include investments valued at U.S. dollars 13,345 thousand (previous year - U.S. dollars 5,556 thousand) (92% of partners' capital at balance sheet date, previous year - 77%) the values of which have been estimated by the Limited Partnership's general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the general partner in arriving at its estimate of value of such investments and have inspected the underlying documentation and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation these estimated values may differ significantly from the values that would have been used, had a ready market for the investments existed and the differences could be material.


/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Isr.)

                      Auditors' Report to the Shareholders
                                       of
                        HAM-LET (ISRAEL - CANADA) Limited

We have audited the accompanying Balance Sheets of Ham-Let (ISRAEL - CANADA) Limited (hereinafter - the Company) as of December 31, 1998 and 1997, and the Consolidated Balance Sheets as of these dates, and the Statements of Operations, the Statements of Changes in Shareholders' Equity and the Statements of Cash Flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the board of directors and management of the Company. Our responsibility is to express an opinion on these financial statements on the basis of our examination.

We did not audit the financial statements of consolidated companies, whose assets constitute approximately 17% and approximately 21% of total consolidated assets as of December 31, 1998 and 1997, respectively, and whose revenues constitute approximately 73%, 77%, and 42% of total consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The financial statements of these companies were audited by other auditors, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included in respect of these companies, is based on the reports of the other auditors.

We performed our audit in accordance with generally accepted auditing standards, including those prescribed in the Auditors Regulations, (Mode of Performance) 1973. These regulations require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether it originates in an error in the financial statements or originates in a misrepresentation included therein. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management of the Company, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of the historical cost convention, adjusted to reflect the changes in the general purchasing power of U.S. Dollar, in accordance with the opinions of the Institute of Certified Public Accountants in Israel.

Condensed nominal financial statements of the Company, on the basis of which the adjusted financial statements were prepared, are presented in Note 29.

In our opinion, based on our audit and on the reports of the other auditors, the financial statements referred to above, present fairly in all material respects, the financial position - of the Company and consolidated - as of December 31, 1998 and 1997, and the results of operations, changes in shareholders' equity, and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

In our opinion, the abovementioned financial statements have been prepared in conformity with the Securities Regulations (Preparation of Annual Financial Statements), 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected in the determination of net loss and shareholder's equity to the extent summarized in Note 30 to the financial Statement.

                                                 Jungerman, Gilboa, Silber
                                           Certified Public Accountants (Israel)
Tel Aviv, 22 March 1999

March 8, 1999

Auditor's Report to the Shareholders of
"Maxima" - Air Separation Center Ltd.

We have audited the accompanying balance sheet of "Maxima" - Air Separation Center Ltd. (the Company) as of December 31, 1998 and 1997 and the consolidated balance sheet of the Company and its subsidiaries as at such date, and the related statements of income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 1996 were audited by other auditors whose report thereon dated February 26, 1997 was unqualified.

We did not audit the financial statements of a proportionally consolidated company whose assets constitute 5% of the total consolidated assets as at December 31, 1997, and whose revenues constitute approximately 6% of the total consolidated revenues for the year then ended. The financial statements of this company were audited by other auditors whose report thereon was furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of this company, is based solely on the said reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The above mentioned financial statements were prepared on the basis of the historical cost convention, in historical values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed data of the Company in nominal historical values, on the basis of which its adjusted financial statements were prepared, is presented in Note 29.

In our opinion, based on our audit and on the report of the above mentioned other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1998 and the results of their operations, the changes in the shareholders' equity and their cash flows for the two years then ended, in conformity with generally accepted accounting principles ("GAAP") in Israel, as applicable to these financial statements Israeli GAAP and U.S. GAAP are substantially identical, in all material respects, except as otherwise described in Note 30 to the consolidated financial statements. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Somekh Chaikin
Certified Public Accountants (Isr.)

March 28, 1999
Report of Independent Public Accountants
Mondex Israel Ltd.

We have audited the balance sheets of Mondex Israel Ltd. (hereinafter the "Company") as at December 31, 1998 and 1997, the related statements of income and shareholders' equity and cash flows for each of the three years then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 22 to the financial statements.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1998 and 1997, the results of its operations, the changes in shareholders; equity and cash flows for each of the three years ended December 31, 1998, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not materially affect the determination of nominal/historical net income and shareholders' equity.

Somekh Chaikin
Certified Public Accountants (Isr.)

   AUDITORS' REPORT TO THE SHAREHOLDERS OF PEC ISRAEL FINANCE CORPORATION LTD.
                           FOR PARENT COMPANY PURPOSES

We have audited the accompanying balance sheets of PEC Israel Finance Corporation Ltd. as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in shareholders' equity and of cash flows for the three years ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and of the results of its operations, changes in shareholders' equity and cash flows for the three years then ended, in accordance with generally accepted accounting principles

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of nominal / historical net profit nor shareholders' equity for the year ended December 31, 1998.

                                                 H.H.S.L. Haft & Haft & Co.
February 28, 1999                            Certified Public Accountants (Isr.)

March 11, 1999

Auditors' Report to the Shareholders of
Property and Building Corporation Limited

We have audited the financial statements of Property and Building Corporation Limited (hereinafter "the Company") and its consolidated financial statements, as follows:

-     Balance sheets as at December 31, 1998 and 1997.

- Statements of earnings, statements of changes in shareholders' equity and statements of cash flows for each of the three years the last of which ended December 31, 1998.

These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 80% of the total consolidated assets as at December 31, 1998 and 1997, and whose revenues constitute 86%, 72% and 90% of the consolidated revenues for the years ended on December 31, 1998, 1997 and 1996 respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements which relates to the net asset value of an affiliate and the Company's equity in its earnings is based on financial statements which were audited by other auditors.

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

In our opinion, based on our audit and on the reports of the abovementioned other auditors, the financial statements referred to above present fairly, in all material respects, in conformity with accounting principles generally accepted in Israel, consistently applied, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1998 and 1997 and the results of their operations, the changes in the shareholders' equity and their cash flows for each of the three years the last of which ended December 31, 1998. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter affects the determination of historical net earnings and shareholders' equity to the extent summarized in Note 35C to the financial statements.

Somekh Chaikin
Certified Public Accountants (Isr.)

Independent Accountants Report to
the Shareholders of Super-Sol Ltd.

We have audited the attached consolidated balance sheets of Super-Sol Ltd. (the Company) and its subsidiaries as at December 31, 1997 and 1998 and the consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years the last of which ended on December 31, 1998. The consolidated financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We have not audited the financial statements of subsidiary companies in prior years, whose assets represent approximately 1.9% of the total consolidated assets as at December 31, 1997, and whose income represents approximately 5.6% and 4.5% of the total consolidated income for the years ended December 31, 1996 and 1997, respectively. The financial statements of these companies were audited by other auditors who provided us with their reports and our opinion, inasmuch as it relates to amounts included in respect of these companies, is based on the reports of the other auditors. Similarly the data relating to the net asset value of investments in affiliated companies in the consolidated financial statements as at December 31, 1998 and to the Company's equity in the results of these companies for the year ended December 31, 1998, are based on financial statements, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Auditor's Mode of Performance) - 1973. Such auditing standards are substantially identical to generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management as well as evaluating the overall financial statements presentation. We believe that our audits provide a fair basis for our opinion.

The above mentioned financial statements have been prepared on the basis of the historical cost convention, in historical values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

In our opinion, based upon our audits and the reports of other auditors mentioned above, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as at December 31, 1997 and 1998, the results of operations and the changes in shareholders' equity and cash flows, for each of the three years the last of which ended on December 31, 1998, in conformity with generally accepted accounting principles (GAAP) in Israel (as applicable to these financial statements, Israeli GAAP and U.S. GAAP are substantially identical in all material respects, except as otherwise described in Note 30 to the consolidated financial statements).

Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulations (Preparations of Annual Financial Statements), 1993.

Somekh Chaikin
Certified Public Accountants (Isr.)
Tel Aviv, March 9, 1999

                                   TEFRON LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of
TEFRON LTD.

We have audited the accompanying consolidated balance sheets of TEFRON LTD. (an Israeli corporation) as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                        Luboshitz Kasierer
                                                  Member Firm of Arthur Andersen

Tel-Aviv, Israel.
March 11, 1999

                          [LETTERHEAD OF ERNST & YOUNG
                              KOST FORER & CABBAY]

Messrs.: D.I.C. Ltd.
PEC Israel Economic Corporation

      Re: Financial statements of Tel-Ad Jerusalem Studios Ltd. ("the Company") remeasured into Nominal NIS

      We have audited the accompanying balance sheets of Tel-Ad Jerusalem Studios Ltd. (an Israeli corporation) as of December 31, 1998 and 1997, and the related statements of income and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      These financial statements are to be read in conjunction with the accompanying primary audited financial statements of the company, see Note 1.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, the results of its operations and changes in its shareholders' equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see
Note 3 to the financial statements).

Tel-Aviv, Israel                                  KOST, FORER AND GABAY
March 4, 1999                              Certified Public Accountants (Israel)

                     [LETTERHEAD OF KPMG AND SOMEKH CHAIKIN]

Tel Aviv. March 15, 1999

Auditors' Report to the Shareholders of
Tradanet Electronic Commerce Services Ltd.

We have audited the accompanying balance sheet of Tradanet Electronic Commerce Services Ltd. (hereinafter - the Company) as at December 31, 1998 and 1997, and the related statement of operations, statement of shareholders' deficit and statement of cash flows for the year ended December 31, 1998 and for the period from December 16, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The above mentioned financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel. The essence of the company financial statements based on nominal historical value is presented in Note 18.

In our opinion, the above mentioned financial statements present fairly in all material respects, the financial position of the Company as at December 31, 1998 and 1997, the results of its operations, the changes in shareholders' deficit and its cash flows for the year ended December 31, 1998 and for the period from December 16, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

Without qualifying our opinion we would call attention to that stated in Note 1 C regarding the uncertainty relating to the conversion of the computer systems to be Year 2000 compliant, and to the effect of this problem on the ability of the Company to continue operating as a going concern.

Pursuant to Section 211 of the Companies Ordinance - 1983, we state that we have obtained all the information and explanations we required and that our opinion on the above mentioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

/s/ Somekh Chaikin

Certified Public Accountants (Isr.)

Tirat HaCarmel, February 18, 1999

Auditors' Report to the Shareholders of Witcom Ltd.

We have audited the accompanying balance sheets of Witcom Ltd. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors' Regulations (manner of auditors performance), 1973. Such standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances that the financial statements are free of material misstatement, whether due to an error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, the results of its operations, changes in shareholders' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States (U.S. GAAP).

Without qualifying our opinion, we would like to draw attention to the fact that the Company is in the development stage, whereby its principal activities in the reported periods are the development of products in the field of wireless communications. The Company has not yet generated any revenues.

Somekh Chaikin
Certified Public Accountants (Isr.)

                 [LETTERHEAD OF ROJANSKY, HALIFI, MEIRI & CO.]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             TO THE SHAREHOLDERS OF

                       CANIEL - ISRAEL CAN COMPANY LIMITED

We have audited the Balance Sheets pertaining to Caniel - Israel Can Company Limited (hereafter the Company) as of December 31, 1997 and 1996 and the Consolidated Balance Sheets as of same dates, the related Statements of Income and Statements of changes in Shareholders' Equity as well as the Statements of Cash Flows - Company's and Consolidated pertaining to each of the three years within the period ended on December 31, 1997. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

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

Tel-Aviv, March 5, 1998.                           ROJANSKY, HALIFI, MEIRI & CO.
                                                   CERTIFIED PUBLIC ACCOUNTANTS

    [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS ISR.
                               COOPERS & LYBRAND]

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


                                                 /s/ Kesselman & Kesselman

Tel-Aviv, Israel                                   Kesselman & Kesselman
  February 9, 1998                           Certified Public Accountants (Isr.)

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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


                                                 /s/ Kesselman & Kesselman

Tel-Aviv, Israel                                   Kesselman & Kesselman
  February 26, 1998                          Certified Public Accountants (Isr.)

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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

We did not audit the financial statements of the associated company, the company's share in the equity of which as of December 31,1997 and 1996 amounts to adjusted NIS 270,000 and adjusted NIS 360,000, respectively, and the company's share in the losses of which amounts in 1997 to adjusted NIS 90,000; 1996 adjusted NIS 81,000. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing company, is based solely on the reports of the other auditors.

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

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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


                           /s/ Kesselman & Kesselman

Haifa, Israel
  March 3, 1998

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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


                            /s/ Kesselman & Kesselman

Tel-Aviv, Israel                                   Kesselman & Kesselman
  March 10, 1998                             Certified Public Accountants (Isr.)

       [LETTERHEAD OF KESSELMAN & KESSELMAN, CERTIFIED PUBLIC ACCOUNTANTS
                               COOPERS & LYBRAND]

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


                                                 /s/ Kesselman & Kesselman

Tel-Aviv, Israel                                   Kesselman & Kesselman
  February 11, 1998                          Certified Public Accountants (Isr.)
  (except for notes 9 and 17 as to
    which the date is February 25,1998)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEC ISRAEL ECONOMIC CORPORATION

Date: March 31, 1999                    By: /s/ JAMES I. EDELSON
                                        ----------------------------------------
                                            James I. Edelson,
                                            Executive Vice President and
                                            Secretary

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                            Date
      ----                                            ----

/s/ OUDI RECANATI                               March 31, 1999
------------------------------
Oudi Recanati,
Chairman of the Board
of Directors

/s/ FRANK J. KLEIN                              March 31, 1999
------------------------------
Frank J. Klein,
President and Principal
Executive Officer; Director

/s/ WILLIAM GOLD                                March 31, 1999
------------------------------
William Gold,
Treasurer, Principal Financial
Officer and Principal Accounting
Officer

      Name                                            Date
      ----                                            ----

/s/ ROBERT H. ARNOW                             March 31, 1999
------------------------------
Robert H. Arnow, Director

/s/ ALAN R. BATKIN                              March 31, 1999
------------------------------
Alan R. Batkin, Director

/s/ JOSEPH CIECHANOVER                          March 31, 1999
------------------------------
Joseph Ciechanover, Director

/s/ ELIAHU COHEN                                March 31, 1999
------------------------------
Eliahu Cohen, Director

/s/ ALAN S. JAFFE                               March 31, 1999
------------------------------
Alan S. Jaffe, Director

/s/ HARVEY M. MEYERHOFF                         March 31, 1999
------------------------------
Harvey M. Meyerhoff, Director

/s/ MICHAEL A. RECANATI                         March 31, 1999
------------------------------
Michael A. Recanati, Director

/s/ ALAN S. ROSENBERG                           March 31, 1999
------------------------------
Alan S. Rosenberg, Director

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

  (3)(ii). Composite By-Laws of the Company, as amended, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

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

10(i)(e).         Amendment to Exhibit 10(i)(d) dated as of December 25, 1996, filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

10(i)(f).         Agreement dated July 1, 1995 between IDB Development
            Corporation Ltd. and PEC Finance Company Ltd. (now named PEC Israel Financial Corporation Ltd.), filed as Exhibit 10(i)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10(i)(g).         Exchange Agreement dated as of January 4, 1994 among the
            Company, PEC Holdings Limited and IDB

                                                                        Page No.
                                                                        --------


            Development Corporation Ltd., filed as Exhibit 10(i)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10(i)(h).         Loan Agreement dated May 5, 1998 between Bank
            Hapoalim B.M. and the Company, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

10(i)(i).         General Debit Agreement dated February 11, 1999
            between The First International Bank of Israel Ltd. and
            PEC Israel Finance Corporation Ltd.                              333

10(i)(j).         Specific Guarantee dated February 17, 1999 made by
            the Company in favor of The First International Bank of
            Israel Ltd. ("FIBI") with respect to the obligations of
            PEC Israel Finance Corporation Ltd. to FIBI under the
            General Debit Agreement listed as Exhibit 10(i)(i),
            together with the Notice to Guarantor.                           357

10(i)(k).         Agreement and Plan of Merger among IDB Development
            Corporation Ltd., PEC Acquisition Corporation and the Company dated as of December 15, 1998 included as Annex A to the Company's Preliminary Proxy Statement on Schedule 14A with respect to a special meeting of shareholders of the Company to be held in April 1999 and incorporated herein by reference.

10(i)(l).         Agreement dated January 28, 1999 between DIC Finance
            & Management Ltd. ("DICFM") and the Company relating to
            the Company's right to sell to DICFM up to 250,000
            ordinary shares of Gilat Satellite Networks Ltd.                 372

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

27.         Financial Data Schedule

                                    EXHIBITS
                                       TO
                              REPORT ON FORM 10-K
                        PEC ISRAEL ECONOMIC CORPORATION
                     FOR THE YEAR ENDED, DECEMBER 31, 1998