Form 10-K405/A
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-04-30
CIK 76888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                     NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8707
                            ------------------------

                        PEC ISRAEL ECONOMIC CORPORATION

             (Exact name of registrant as specified in its charter)

                   MAINE                               13-1143528
        (State or other jurisdiction                (I.R.S. employer
     of incorporation or organization)             identification no.)

    511 FIFTH AVENUE, NEW YORK, NEW YORK                  10017
  (Address of principal executive offices)             (Zip code)

                                 (212) 687-2400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock (par value $1.00 per share)                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 26, 1999 was approximately $101,041,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See
Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

    As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby amends Items 10, 11, 12 and 13 of Part III of PEC's Annual Report on Form 10-K for the year ended December 31, 1998 to read in its entirety as set forth below. Unless otherwise defined in this Amendment No. 1 to Form 10-K, capitalized terms used in this Amendment No. 1 have the meanings assigned to them in the Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following chart sets forth certain information with respect to each of the ten directors of PEC, including beneficial ownership of PEC common stock as of April 15, 1999. All of the directors of PEC are currently serving as directors for terms expiring at the next annual meeting of shareholders of PEC.

DIRECTORS

                                                                                               NUMBER AND PERCENTAGE OF
                   NAME, PRINCIPAL OCCUPATIONS                               YEAR FIRST       SHARES OF PEC COMMON STOCK
                       DURING LAST 5 YEARS;                                   BECAME A         BENEFICIALLY OWNED AS OF
                       OTHER DIRECTORSHIPS*                          AGE      DIRECTOR             APRIL 15, 1999**
------------------------------------------------------------------  ------   -----------  -----------------------------------
OUDI RECANATI, Chairman, PEC Israel Economic Corporation since         49          1996              -0-
  June 1998, and Vice Chairman, PEC Israel Economic Corporation
  from June 1997 to June 1998; Vice Chairman of IDB Holding since
  August 1998 and Co-Chief Executive Officer of IDB Holding since
  November 1996; Vice Chairman, IDB Development since August 1998;
  Chairman, Discount Investment; For more than five years prior to
  October 7, 1998, Chairman, Y.L.R. Capital Markets Ltd.,
  Investment Banking; Director, Overseas Shipholding Group,
  Inc.(1)
FRANK J. KLEIN, President, PEC Israel Economic Corporation since       56          1994            1,200
  January 1, 1995; Director, Elron Electronic Industries Ltd.,
  Level 8 Systems, Inc., Scitex Corporation Ltd., Super-Sol Ltd.
  and Tefron Ltd. For more than 20 years prior to 1995, an officer of Israel Discount Bank of New York (Executive Vice President
  from December 1985 to December 1994)
ROBERT H. ARNOW, Chairman of the Board, Weiler Arnow Mgt. Co.,         74          1988            3,900
  Inc., Real Estate
ALAN R. BATKIN, Vice Chairman, Kissinger Associates, Inc.,             54          1997            1,000
  Geopolitical Consultants; Director, Hasbro, Inc.
JOSEPH CIECHANOVER, President, Atidim-Etgar Nihul Kranot B.M.,         65          1980            1,100
  General Partner, Investments; Chairman, El Al Israel Airlines
  Ltd.; From 1980 through 1994, President, PEC Israel Economic
  Corporation
ELIAHU COHEN, Chairman of the Executive Committee of IDB Holding       66          1995              -0-  (2)
  since November 1996, and Deputy Chairman of the Executive
  Committee of IDB Holding until November 1996; Director and
  Co-Chief Executive Officer of IDB Development; Director,
  Discount Investment and Super-Sol Ltd. For more than 10 years prior to November 1996, Joint Managing Director of IDB Holding

                                                                                               NUMBER AND PERCENTAGE OF
                   NAME, PRINCIPAL OCCUPATIONS                               YEAR FIRST       SHARES OF PEC COMMON STOCK
                       DURING LAST 5 YEARS;                                   BECAME A         BENEFICIALLY OWNED AS OF
                       OTHER DIRECTORSHIPS*                          AGE      DIRECTOR             APRIL 15, 1999**
------------------------------------------------------------------  ------   -----------  -----------------------------------
ALAN S. JAFFE, Partner, Proskauer Rose LLP, Attorneys, counsel to      59          1995              400  (3)
  PEC Israel Economic Corporation
HARVEY M. MEYERHOFF, Chairman, Magna Holdings, Inc., Investments       72          1985           10,400
MICHAEL A. RECANATI, Vice Chairman of the Company since June 1998;     41          1998              -0-
  President, 511 Equities Corp., Investments, since December 1997;
  From October 1995 until March 1997, Chairman and Chief Executive
  Officer of IFusion Com Corp., developmental stage Internet technology corporation; For more than five years prior to
  September 1995, Executive Vice President and Treasurer of
  Overseas Shipholding Group, Inc., Shipping (1)(4)
ALAN S. ROSENBERG, Private Investor; From 1967 through 1994,           69          1992              -0-
  Partner, Proskauer Rose LLP, Attorneys, counsel to PEC Israel
  Economic Corporation

------------------------

(1) Messrs. Oudi Recanati and Michael A. Recanati are brothers and the sons of Mr. Raphael Recanati, the Chairman of the Board of IDB Holding and IDB Development. See "Information as to Share Ownership."

(2) Mr. Cohen owns 10,000 Ordinary "A" Shares of NIS 1.00 each of IDB
    Development.

(3) Mr. Jaffe shares the power to vote and dispose of these shares with his wife.

(4) On March 28, 1997, IFusion Com Corp. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

* Discount Investment, IDB Development and IDB Holding are parent companies of PEC. Elron Electronic Industries Ltd., Level 8 Systems, Inc., Scitex Corporation Ltd., Super-Sol Ltd. and Tefron Ltd. are or may be deemed to be affiliates of PEC.

** None of the nominees beneficially owns as much as 1% of the common stock of PEC. Except as indicated for Mr. Jaffe, the amounts shown represent shares of PEC common stock as to which the person has sole voting and dispositive power. Two directors are presently members of the Board of Directors of IDB Holding. Neither of these directors are considered by PEC to share voting and dispositive power with respect to the shares of PEC beneficially owned by IDB Holding.

    As of April 15, 1999, there were 37,666,364 Ordinary Shares of NIS 5.00 each of IDB Holding issued and outstanding. One NIS (New Israel Shekel) was equivalent to approximately $.25 on April 15, 1999. As of April 15, 1999, Mr. Ciechanover beneficially owned 500 Ordinary Shares of IDB Holding and Mr. Cohen beneficially owned 1,700 Ordinary Shares of IDB Holding.

    Information with respect to executive officers of PEC is included at the end of Item 4 of Part I of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

    Directors of the Company who are not officers or employees of the Company or its parent companies, IDB Holding, IDB Development or Discount Investment, receive a director's fee of $10,000 per year, payable semi-annually.

                             EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid to, or earned by, the executive officers of the Company during each of the Company's last three fiscal years:

SUMMARY COMPENSATION TABLE

                                                                               ANNUAL COMPENSATION
                                                                             ------------------------     ALL OTHER
     NAME AND PRINCIPAL POSITION                                    YEAR     SALARY ($)    BONUS ($)   COMPENSATION ($)
----------------------------------------------------------------  ---------  -----------  -----------  ----------------
Frank J. Klein..................................................       1998     450,000       53,000         245,135(1)
  President                                                            1997     420,000       53,000         220,812(1)
                                                                       1996     420,000       53,000         220,025(1)
James I. Edelson................................................       1998     235,000       15,000           9,907(2)
  Executive Vice President, Secretary and                              1997     220,000       15,000           9,818(3)
    General Counsel                                                    1996     205,000       15,000           8,835(4)
William Gold....................................................       1998     175,000       --               9,216(2)
  Treasurer                                                            1997     170,000       --               9,206(3)
                                                                       1996     165,000        5,000           8,691(4)

--------------

(1) Consists of $230,933, $209,353 and $209,353 that the Company expensed in 1998, 1997 and 1996, respectively, pursuant to the supplemental retirement arrangement described below, $7,002, $4,334, and $3,922 of insurance premiums paid by the Company in 1998, 1997 and 1996, respectively, for term life insurance and $7,200, $7,125 and $6,750 of matching contributions by the Company in 1998, 1997 and 1996, respectively, under its Savings and Investment Plan.

(2) Consists of $7,200 of matching contributions by the Company under its Savings and Investment Plan and $2,707 and $2,016 of insurance premiums paid by the Company for term life insurance for Messrs. Edelson and Gold, respectively.

(3) Consists of $7,125 of matching contributions by the Company under its Savings and Investment Plan and $2,693 and $2,081 of insurance premiums paid by the Company for term life insurance for Messrs. Edelson and Gold, respectively.

(4) Consists of $6,750 of matching contributions by the Company under its Savings and Investment Plan and $2,085 and $1,941 of insurance premiums paid by the Company for term life insurance for Messrs. Edelson and Gold, respectively.

    Messrs. Klein, Edelson and Gold are participants in the Employees' Retirement Plan of PEC. Under the Employees' Retirement Plan, an employee is entitled to annual benefits equal to 2% of (a) his average salary for the five highest consecutive years of credited service preceding retirement or (b) $160,000 for 1998, whichever is lower, multiplied by the number of years of credited service and without reduction for Social Security benefits received. Mr. Klein has 31 years of credited service, all but four years of which is service with a former affiliated employer (for which he received benefits under that employer's plan which offset and reduce the payments due under the PEC
Plan). Messrs. Edelson and Gold currently have 7 years and 31 years, respectively, of credited service.

    The following table sets forth the estimated annual pension payable under the Employees' Retirement Plan upon retirement at age 65, to employees at various salary levels and in representative years-of-service classifications:

 AVERAGE               ESTIMATED ANNUAL PENSION
   PAST      BASED ON YEARS OF CREDITED SERVICE AT AGE 65
  ANNUAL    ----------------------------------------------
  SALARY     10 YEARS    20 YEARS    30 YEARS    40 YEARS
----------  ----------  ----------  ----------  ----------
$  125,000  $   25,000  $   50,000  $   75,000  $  100,000
   150,000      30,000      60,000      90,000     120,000
   175,000      35,000      70,000     105,000     140,000
   200,000      40,000      80,000     120,000     160,000
   225,000      45,000      90,000     135,000     180,000
   250,000      50,000     100,000     150,000     200,000
   300,000      60,000     120,000     180,000     240,000
   350,000      70,000     140,000     210,000     280,000
   400,000      80,000     160,000     240,000     320,000
   450,000      90,000     180,000     270,000     360,000
   500,000     100,000     200,000     300,000     400,000

The annual pension payable to any employee under the Employees' Retirement Plan may not exceed the limitations imposed for qualified plans under Federal law (currently $130,000). However, under a supplemental arrangement made with Mr. Klein, he will be entitled to receive a lump sum equivalent of additional annual benefits equal to 1 1/2% of his average salary and bonus for the five highest consecutive years of credited service preceding retirement (without any limitation as to amount) multiplied by the number of years of credited service reduced by his annual pension under the Employees' Retirement Plan (and further reduced by retirement benefits from his former employer). For purposes of these calculations, Mr. Klein's prior service with his former employer is included in credited service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Oudi Recanati presently is Chairman of the Company and Chairman of the Compensation Committee. Mr. Recanati is not an employee of the Company and does not receive any compensation from the Company. Mr. Recanati is Vice Chairman and Co-Chief Executive Officer of IDB Holding, Vice Chairman of IDB Development and Chairman of Discount Investment.

    During 1998, IDB Development and a subsidiary of PEC were parties to an agreement under which IDB Development provided advisory and other services, including accounting services and obtaining and compiling financial information and reports, for an annual fee of $130,000. On January 7, 1999, IDB Development transferred all of its shares of PEC common stock to Discount Investment and, in connection with such transfer, IDB Development assigned to Discount Investment all of IDB Development's rights and obligations under this agreement. PEC has an agreement with Discount Investment, under which each party provides administrative services to the other party and offers the other party equal participation in business opportunities for a fee of 2 1/2% of the equity and long-term debt, invested by the paying party in business opportunities initiated or initially presented by the other party. In 1998, PEC paid Discount Investment approximately $258,000 under this agreement and Discount Investment paid PEC approximately $123,000 under this agreement. PEC has made investments in and loans to affiliates of IDB Holding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                       INFORMATION AS TO SHARE OWNERSHIP

    The following table shows, as of April 15, 1999, the number of shares of PEC common stock owned by the executive officers named in the Summary Compensation Table in Item 11 (other than Frank J. Klein whose holdings of PEC common stock are listed in the table in Item 10) and by all directors and executive officers as a group.

                                                       NUMBER AND PERCENTAGE
                                                      OF SHARES OF PEC COMMON
                                                        STOCK BENEFICIALLY
           NAME OF BENEFICIAL OWNER(1)              OWNED AS OF APRIL 15, 1999
-------------------------------------------------  -----------------------------

James I. Edelson.................................            2,000(2)

William Gold.....................................            1,000(2)

Directors and Executive Officers as a Group                  21,000(3)

------------------------

(1) Messrs. Edelson and Gold are executive officers of the Company.

(2) None of the executive officers beneficially owns as much as 1% of the outstanding common stock of PEC. The amount shown for Mr. Gold includes 500 shares of PEC common stock owned by Mr. Gold's wife. Mr. Gold disclaims beneficial ownership of these shares. Except as indicated for Mr. Gold, the amounts shown represent shares of PEC common stock as to which the person has sole voting and dispositive power.

(3) Persons who are directors or executive officers have sole power to vote and direct the disposition of 20,100 shares (less than 1% of the outstanding shares of the Company) and share with other persons the power to vote and direct the disposition of 900 shares (less than 1% of the outstanding shares).

    The table in Item 10 sets forth the number of shares of PEC common stock owned by each director of PEC.

    Set forth below are the names and addresses of those entities or persons that are known by the Company to own beneficially more than 5% of the shares of PEC common stock, as reported to the Company.

    As of April 15, 1999, Discount Investment Corporation Ltd., 14 Beth Hashoeva Lane, Tel Aviv, Israel, directly owned 14,937,792 shares of PEC common stock, constituting 81.35% of the outstanding PEC common stock. IDB Development, which owns approximately 72% of the voting securities of Discount Investment and whose address is "The Tower", 3 Daniel Frisch Street, Tel Aviv, Israel, and IDB Holding, which owns approximately 71% of the voting securities of IDB Development and has the same address as IDB Development, may each, by reason of such holdings, be deemed the beneficial owner of the PEC common stock held by Discount Investment. Accordingly, IDB Development and IDB Holding may each be deemed a beneficial owner of an aggregate of 14,937,792 shares, or 81.35% of the outstanding PEC common stock. By reason of their positions with and control of voting shares of IDB Holding, Raphael Recanati, of New York, New York, and Eliane Recanati, of Herzliya, Israel, who are brother-in-law and sister-in-law, and Leon Recanati, of Tel Aviv, Israel, and Judith Yovel Recanati, of Herzliya, Israel, who are brother and sister, may each be deemed to share the power to direct the voting and disposition of the outstanding shares of PEC common stock owned by Discount Investment and may each, under existing regulations of the Securities and Exchange Commission, therefore be deemed a beneficial owner of these shares. Leon Recanati and Judith Yovel Recanati are the nephew and niece of Raphael Recanati and Eliane Recanati. Companies the Recanatis control hold approximately 51.6% of the outstanding Ordinary Shares of IDB Holding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required to be disclosed under this Item 13 is disclosed under the caption "Compensation Committee Interlocks and Insider Participation" in
Item 11 of this report on Form 10-K.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEC ISRAEL ECONOMIC CORPORATION

                                BY:             /S/ JAMES I. EDELSON
                                     -----------------------------------------
                                                  James I. Edelson
DATE: APRIL 30, 1999                   EXECUTIVE VICE PRESIDENT AND SECRETARY