Form 10-Q
period 1999-03-31
PEC ISRAEL ECONOMIC CORP
filed 1999-05-17
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Maine                                 13-1143528
----------------------------------------        --------------------------------
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)               Identification No.)

     511 Fifth Avenue, New York, N.Y.                     10017
----------------------------------------        --------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-2400

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X} NO|_|.

      As of May 14, 1999 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                              Page 1 of 23 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,      December 31,
                                                     ---------------------------
                                                      1999            1998
                                                     ---------------------------
                                                     (In thousands - except per
                                                     share amounts)

Assets

Cash and cash equivalents                            $  26,383      $  22,007
Investments                                            484,893        432,112
Assets of General Engineers Limited                      7,644          7,950
Other assets                                             4,529          4,860
                                                     ---------      ---------

        Total assets                                 $ 523,449      $ 466,929
                                                     =========      =========

Liabilities and Shareholders' Equity

Liabilities:
    Notes payable - Banks                            $  44,223      $  20,000
    Liabilities of General Engineers Limited             4,697          5,163
    Deferred income taxes                               37,261         28,487
    Other liabilities                                    8,219          8,054
                                                     ---------      ---------
      Total liabilities                                 94,400         61,704
                                                     ---------      ---------

Shareholders' equity:
    Common stock, $1.00 par value                       31,952         31,952
    Additional paid-in capital                         104,747        104,616
    Retained earnings                                  367,019        354,976
    Accumulated comprehensive income                   (54,302)       (65,952)
                                                     ---------      ---------
                                                       449,416        425,592


    Treasury stock                                     (20,367)       (20,367)
                                                     ---------      ---------
      Total shareholders' equity                       429,049        405,225
                                                     ---------      ---------

      Total liabilities and shareholders' equity     $ 523,449      $ 466,929
                                                     =========      =========

See notes to consolidated financial statements.


                                                              Page 2 of 23 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       For the Three Months Ended:
                                                                       ---------------------------
                                                                       3/31/99         3/31/98
                                                                       -------         -------
                                                                       (In thousands - except share
                                                                           and per share amounts)
Revenues:

   Interest and dividends                                              $      1,248    $        182
   Equity in net income of Affiliated Companies                              10,357          11,828
   Net gain on issuance of shares by Affiliated Companies                     6,777              59
   Revenues of General Engineers Limited                                      2,801           2,198
   Net (loss) gain on sales of investments in Affiliated Companies             (800)            696
   Net gain on sales, and changes in market
     value, of trading securities                                                 7           3,345
   Other                                                                        464             844
                                                                       ------------    ------------
                                                                             20,854          19,152
                                                                       ------------    ------------

Expenses:

   General and administrative                                                 1,350             858
   Cost of sales and expenses of General Engineers Limited                    2,758           2,570
                                                                       ------------    ------------
                                                                              4,108           3,428
                                                                       ------------    ------------

   Income before interest and income taxes                                   16,746          15,724
   Interest expense                                                             459             155
                                                                       ------------    ------------
   Income before income taxes                                                16,287          15,569
   Income taxes                                                               4,244           4,826
                                                                       ------------    ------------
   Net income                                                                12,043          10,743
                                                                       ------------    ------------

Other comprehensive income:
   Unrealized gain on available-for -sale securities, arising during the period, net of tax provision of $3,616 (1999) and
   $14 (1998)                                                                 6,717              26

   Translation adjustment, net of tax provision (benefit)
   of $992 (1999) and ($1,632) (1998)                                         4,933          (3,031)
                                                                       ------------    ------------

Other comprehensive income (loss)                                            11,650          (3,005)
                                                                       ------------    ------------

Comprehensive income                                                   $     23,693    $      7,738
                                                                       ============    ============

Earnings per common share - basic                                      $       0.66    $       0.59
                                                                       ============    ============

Earnings per common share - diluted                                    $       0.64    $       0.57
                                                                       ============    ============

Number of shares outstanding                                             18,362,188      18,362,188
                                                                       ------------    ------------

See notes to consolidated financial statements.


                                                              Page 3 of 23 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           (Unaudited) (In thousands)

                                                                     Accumulated Other
                                                                   Comprehensive Income
                                                             ---------------------------------
                                                Additional    Unrealized Gains     Cumulative
                                      Common     Paid-in        on Available-      Translation   Retained     Treasury
                                      Stock      Capital     for-Sale Securities   Adjustment    Earnings       Stock         Total
                                     --------   ----------   -------------------   -----------   --------     --------      --------
Balance,  January 1, 1999            $ 31,952    $104,616         $  1,783         ($67,735)     $354,976     ($20,367)     $405,225

Paid in capital of
  Affiliated Companies                     --         131               --               --            --           --           131

Change in market value
  of available-for-
  sale equity securities,
  net of tax                               --          --            6,717               --            --           --         6,717

Cumulative translation
  adjustment, net of tax                   --          --               --            4,933            --           --         4,933

Net income                                 --          --               --               --        12,043           --        12,043
                                     --------    --------         --------         --------      --------     --------      --------
Balance, March 31, 1999              $ 31,952    $104,747         $  8,500         ($62,802)     $367,019     ($20,367)     $429,049
                                     ========    ========         ========         ========      ========     ========      ========

See notes to consolidated financial statements.


                                                              Page 4 of 23 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Three Months Ended:
                                                               ---------------------------
                                                                  3/31/99     3/31/98
                                                               ---------------------------
                                                                     (In thousands)
Cash Flows from Operating Activities:

Net income                                                        $ 12,043    $ 10,743
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in market value of trading securities                      (144)       (494)
    Purchase of trading securities                                      --      (4,936)
    Proceeds from sale of trading securities                           132       9,951
    Equity in net income of Affiliated Companies                   (10,357)    (11,828)
    Loss (gain) on sales of investments in Affiliated Companies        800        (696)
    Net loss (gain) on sales of trading securities                     137      (2,851)
    Net gain (loss) on investment in partnerships                       77        (198)
    (Income) loss of consolidated subsidiaries                         (43)        162
    Net gain on issuance of shares by Affiliated Companies          (6,777)        (59)
    Dividends from Affiliated Companies                                259       5,760
Change in other assets and liabilities                                 958      (1,486)
Provision for deferred income taxes                                  3,972       2,380
                                                                  --------    --------

      Net cash provided by operating activities                      1,057       6,448
                                                                  --------    --------

Cash Flows from Investing Activities:

    Collection of loans                                              8,449          --
    Purchase of notes receivable                                    (1,033)       (326)
    Proceeds from sale of equity interests                              --       2,645
    Acquisitions of equity interests                               (28,163)    (44,775)
    Return of capital                                                   66      12,582
                                                                  --------    --------

      Net cash used in investing activities                        (20,681)    (29,874)
                                                                  --------    --------

Cash Flows from Financing Activities:
    Proceeds of Bank loan, net                                      24,000      20,026
                                                                  --------    --------
      Net cash provided by financing activities                     24,000      20,026
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                 4,376      (3,400)
Cash and cash equivalents, beginning of period                      22,007       8,948
                                                                  --------    --------

Cash and cash equivalents, end of period                          $ 26,383    $  5,548
                                                                  ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during period for:
      Income taxes                                                $    440    $    416
      Interest                                                    $     --    $    144

See notes to consolidated financial statements.


                                                              Page 5 of 23 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The December 31, 1998 balance sheet presented herein was derived from the audited consolidated financial statements of PEC Israel Economic Corporation and subsidiaries ("PEC" or the "Company") for the year ended December 31, 1998 (the "1998 Financial Statements").

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the 1998 Financial Statements for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. On May 3, 1999, Mr. Norman Frank, allegedly a shareholder of PEC, instituted a purported class action in the Superior Court in Cumberland County, State of Maine against PEC, PEC Acquisition Corporation ("PEC Acquisition") and the directors of PEC. In his complaint, the plaintiff alleges that the $30 cash consideration to be paid to PEC's public shareholders for each of their shares of PEC common stock in the proposed merger of PEC Acquisition, a wholly owned subsidiary of PEC's parent corporation, Discount Investment Corporation Ltd., into PEC is unfair and grossly inadequate. The plaintiff asserts that in approving the proposed merger, the defendant directors of PEC breached their fiduciary duties and engaged in improper, unfair dealing and wrongful and coercive conduct without regard to their alleged conflicts of interest. PEC believes that the allegations in Mr. Frank's complaint are without merit and PEC intends to contest the actions vigorously.

4. On April 20, 1999, a subscriber of Tevel Israel International Communications Ltd. ("Tevel"), a cable television corporation in which PEC has a 23.7% ownership interest through PEC's holdings in DIC and PEC Cable TV Ltd., commenced an action in the District Court in Tel Aviv, Israel against Tevel and Israel's Minister of Communications alleging that Tevel is a monopoly in its area of operations and that Tevel should compensate all of its subscribers from May 10, 1996 though April 1, 1999 for the difference between the price that Tevel would have charged for cable television services during this period if the cable television market had been competitive and the price Tevel actually charged, an amount the plaintiff estimates is New Israel Shekel ("NIS") 260 million (approximately $63 million). The plaintiff requests that the District Court recognize his action as a class action on behalf of all of Tevel's subscribers since May 10, 1996 under Israel's Anti-Trust Law.

      In addition to seeking compensation, the plaintiff requests that the District Court order Tevel to reduce its prices to the "market price" as calculated by the plaintiff for as long as Tevel is a monopoly in its areas of operations and that the District Court order Israel's Minister of Communication not to extend Tevel's cable television license. The plaintiff acknowledges that the prices Tevel charged were less than the maximum prices Tevel was permitted to charge under its license from Israel's Ministry of Communications.

      On May 5, 1999, a plaintiff subscriber of Tevel filed an action against Tevel in the District Court in Tel Aviv, Israel alleging that Tevel unnecessarily required all of its subscribers to use channel converters and, as a result, Tevel overcharged its subscribers by NIS 151 million (approximately $36 million). The plaintiff requests the District Court to recognize his action as class action and to order Tevel to refund to its subscribers the alleged NIS 151 million overcharge.

      Tevel believes the allegations in both of the foregoing actions are without merit and Tevel intends to contest both actions vigorously. Tevel is unable at this stage to evaluate the effect of the two actions on Tevel and, accordingly, PEC is unable to evaluate the effect, if any, of the two actions on PEC.


                                                              Page 6 of 23 pages

5. The following is a reconciliation of the net income used in the computation of basic earnings per share to net income assuming conversion of potential common stock ("PCEs") issued by certain of PEC's Affiliated Companies (in thousands):

                                            For the three months ended March 31,
                                                                 1999      1998
                                                                 ----      ----

      Net income available to common
      shareholders--basic ................................... $12,043   $10,743
                                                              -------   -------

      Effect of dilutive securities:
        Dilutive effect of PCEs issued by certain
        Affiliated Companies ................................    (215)     (322)
                                                              -------   -------

      Net income available to common shareholders--diluted .. $11,828   $10,421
                                                              =======   =======

6. On May 16, 1999, the $24.0 million loan to PEC Israel Finance Corporation Ltd., which is described in Note 9(c) of the 1998 Financial Statements, was extended for three months to August 18, 1999.

7. Certain reclassifications have been made to the financial statements for the three months ended March 31, 1998 to conform with the financial statements as of and for the three months ended March 31, 1999.

8. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.


                                                              Page 7 of 23 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Consolidated net income for the three months ended March 31, 1999 rose to $12.0 million, up from $10.7 million for the three months ended March 31, 1998. The rise in net income reflected increases of $6.7 million in net gain on issuance of shares by Affiliated Companies and $1.1 million in interest and dividend income. The increase attributable to these items was partially offset by decreases of $3.3 million in net gain on sales, and changes in market value, of trading securities, $1.5 million in net gain on sales of investments in Affiliated Companies and $1.5 million in equity in net income of Affiliated Companies.

      Equity in net income of Affiliated Companies for the first quarter of 1999 was $10.4 million compared with $11.8 million for the corresponding 1998 period. PEC had reduced net income in respect of some of its Affiliated Companies, principally Elron, which in the first quarter of 1998 recognized a gain of approximately $36.5 million from the sale by its affiliate, Elbit Medical Imaging Ltd., of Elbit Medical's ultrasound division (PEC's share of Elron's net income for the first quarter of 1999 was $764,000 compared with $5.5 million for the first quarter of 1998), Super-Sol and Property & Building. In addition, PEC experienced net losses in respect of certain other Affiliated Companies, particularly Tambour which had net income in the first quarter of 1998. This decrease was partially offset by PEC's recording net income in respect of Scitex for the first quarter of 1999 compared with a net loss for the first quarter of 1998 when Scitex wrote off in process research and development costs in connection with its acquisition of Idanit Technologies Ltd. (PEC's share of the net income of Scitex for the first quarter of 1999 was $440,000 compared with a loss of $2.9 million for the first quarter of 1998). In addition, PEC had increased net income with respect to certain Affiliated Companies, especially El-Yam (PEC's share of El-Yam's net income for the first quarter of 1999 was $1.5 million compared with $300,000 for the first


                                                              Page 8 of 23 pages
quarter of 1998) and Cellcom and PEC experienced reduced net losses with respect to other Affiliated Companies, particularly Witcom Ltd.

      PEC realized a net gain of $6.8 million on issuance of shares by Affiliated Companies for the three months ended March 31, 1999 compared with a net gain of $59,000 for the corresponding 1998 period. All of PEC's net gain for the first quarter of 1999 resulted from Gilat Satellite's sale of ordinary shares in a public offering in the United States in February 1999.

      PEC recorded interest and dividend income of $1.2 million for the first quarter of 1999 compared with $182,000 for the corresponding 1998 period. In November 1998, PEC and Discount Investment arranged a two year loan of $90 million to United Pan-Europe Communications N.V. ("UPC"). In February 1999, UPC prepaid 50% of the loan, and in accordance with the terms of the loan agreement, paid a fee to PEC which is the primary reason for the increase in interest and dividend income.

      PEC incurred a net loss on sales of investments in Affiliated Companies of $800,000 for the first quarter of 1999, all of which is attributable to PEC's write-off of a loan to Unitel Vocal Communication Ltd., a start up corporation. During the first quarter of 1998, PEC realized a net gain of $696,000 on the sale of its entire 13.2% ownership interest in Lego Irrigation Ltd.

      PEC's comprehensive income rose to $23.7 million for the three months ended March 31, 1999, up from $7.7 million for the corresponding 1998 period. PEC's translation adjustment, net of taxes, increased PEC's comprehensive income by $4.9 million for the first quarter of 1999 compared with a reduction, net of tax benefit, of $3.0 million for the corresponding 1998 period. The exchange rate of the New Israel Shekel increased approximately 3.0% against the U.S. dollar as of March 31, 1999 compared with December 31, 1998 while such exchange rate declined approximately 1.7% as of March 31, 1998 compared with December 31, 1997. PEC's unrealized gain on marketable securities, net of taxes, increased PEC's comprehensive income by $6.7 million for the first quarter of 1999 compared with $26,000 for the corresponding 1998 period.


                                                              Page 9 of 23 pages

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999, PEC'S liquid assets (consisting of cash and money market funds) totaled approximately $26.4 million.

      For the three months ended March 31, 1999, PEC received interest and cash dividends totaling $1.9 million (including a $258,000 dividend from an Affiliated Company, which does not affect PEC's net income for financial statement purposes), which exceeded PEC's general and administrative and interest expenses. During the first quarter of 1999, PEC also generated cash totaling $8.6 million, of which $8.5 million was generated from the repayment by Cellcom of shareholder loans.

      During the first quarter of 1999, PEC Israel Finance Corporation Ltd. ("PECFC"), a wholly owned subsidiary of PEC, borrowed $24.0 million from a bank to finance the purchase of a 0.63% ownership interest in United Pan-Europe Communication N.V., a cable television company ("UPC") whose shares are publicly traded on the NASDAQ National Market System under the trading symbol "UPCOY". This loan is unsecured, bears interest at a rate of 5.75% per annum, is guaranteed by PEC and matures on May 18, 1999. The bank in its discretion may request PECFC to provide security for the loan. PECFC and the bank have agreed to extend the maturity of the loan for an additional three month term at the same interest rate.

      During the first quarter of 1999, PEC also purchased securities of several existing Affiliated Companies and other corporations for approximately $29.2 million. The securities purchased and their purchase price consist primarily of a 0.63% ownership interest in UPC - $24.3 million; a 5.6% ownership interest in CosmoCom, Inc. (an Internet call center software company)-$1.0 million; $1.0 million loan to an affiliate to enable such company to purchase a 5.6% ownership interest in CosmoCom, Inc.; a 1.5% ownership interest in Klil - $658,000; a 2.9% ownership interest in Combact Diagnostic Systems Ltd. - $635,000; a 0.2 % ownership interest in Property & Building - $601,000; and additional shareholder contributions to Mondex - $581,000. Discount Investment purchased the same percentage ownership interests in UPC, CosmoCom, Inc. and Mondex on the same terms as PEC and purchased on the same terms as PEC such number of additional shares of Klil and Property & Building as was needed to maintain the same proportional ownership interest in such companies relative to PEC.


                                                             Page 10 of 23 pages

      In April 1999, PEC purchased an additional 0.44% ownership interest in Elron for $2.1 million and purchased a 25% ownership interest in TeamWorks Technology Ltd., a development stage multimedia software company, for $1.0 million.


                                                             Page 11 of 23 pages

                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings.

            On May 3, 1999, Mr. Norman Frank, allegedly a shareholder of PEC, instituted a purported class action in the Superior Court in Cumberland County, State of Maine against PEC, PEC Acquisition Corporation ("PEC Acquisition") and the directors of PEC. In his complaint, the plaintiff alleges that the $30 cash consideration to be paid to PEC's public shareholders for each of their shares of PEC common stock in the proposed merger of PEC Acquisition, a wholly owned subsidiary of PEC's parent corporation, Discount Investment Corporation Ltd., into PEC is unfair and grossly inadequate. The plaintiff asserts that in approving the proposed merger, the defendant directors of PEC breached their fiduciary duties and engaged in improper, unfair dealing and wrongful and coercive conduct without regard to their alleged conflicts of interest.

            The plaintiff seeks, among other things, to enjoin the proposed merger and to be paid unspecified damages and attorneys fees. To date, no motion to enjoin the proposed merger has been made.

            The plaintiff's allegations of the defendants' wrongdoing and the relief he seeks are substantially similar to the allegations made and the relief sought in the purported class action filed on December 11, 1998 by Crandon Capital Partners and Kenneth Steiner in the Supreme Court of New York State, County of New York, which is described in Item 3 of Part I of PEC's Annual Report on Form 10-K for the year ended December 31, 1998.

            PEC believes that the allegations in Mr. Frank's complaint are without merit and PEC intends to contest the action vigorously. To date, none of the defendants have been required to answer, move or otherwise respond to the complaint and no discovery has been taken.


                                                             Page 12 of 23 pages

Item 6. Exhibits and Reports on Form 8-K.

      Exhibit 10(i) Application for Foreign Currency Loan (Floating Interest) dated May 11, 1999 between The First International Bank of Israel Ltd. and PEC Israel Finance Corporation Ltd., which begins on page 15 of this report.

      Exhibit 27 Financial Data Schedule, which is page 23 of this report.


                                                             Page 13 of 23 pages

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PEC ISRAEL ECONOMIC CORPORATION
                                                (Registrant)

                                                /s/ FRANK J. KLEIN
                                                --------------------------------
                                                Frank J. Klein
                                                President

                                                /s/ WILLIAM GOLD
                                                --------------------------------
                                                William Gold
                                                Treasurer, Principal Financial
                                                Officer and Principal Accounting
                                                Officer

Date: May 17, 1999


                                                             Page 14 of 23 pages