Form 10-K405/A
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-05-24
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                      NO. 2

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

For the transition period from ___________________ to ___________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maine                              13-1143528
----------------------------------------    ------------------------------------
      (State or other jurisdiction               (I.R.S. employer
  of incorporation or organization)            identification no.)

  511 Fifth Avenue, New York, New York                      10017
----------------------------------------    ------------------------------------
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

Common Stock (par value $1.00 per share)              New York Stock Exchange
-----------------------------------------------------------------------------

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

      As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

      The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby (i) amends (A) Item 8 of Part II of PEC's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") by adding thereto the financial statements of Cellcom Israel Ltd. as at and for the year ended December 31, 1998, which begins on the next page and (B) Items 14(a)(2)(d) and 14(a)(2)(e) of Part IV of the 1998 Form 10-K by renumbering such Items as Items 14(a)(2)(e) and 14(a)(2)(f), respectively, and (ii) inserts the following as
Item 14(a)(2)(d) of Part IV of the 1998 Form 10-K between Item 14(a)(2)(c) and
Item 14(a)(2)(e) (as renumbered) of Part IV of the 1998 Form 10-K:

(a)(2)(d) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

                  Cellcom Israel Ltd.
                        Auditors' Report.

                        Balance Sheets as at December 31, 1998 and 1997.

                        Income Statements for the years ended December 31, 1998, 1997 and 1996.

                        Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                        Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                        Notes to the Financial Statements.

                               CELLCOM ISRAEL LTD.

                              FINANCIAL STATEMENTS

                                      AS AT

                                31 DECEMBER, 1998

                                    CONTENTS

                                                                          Page
                                                                          ----

Auditors' Report                                                            1

Balance Sheet                                                               2

Income Statement                                                            3

Statement of Changes in Shareholders' Equity                                4

Statement of Cash Flows                                                   5 - 6

Notes to the Financial Statements                                         7 - 31

                        Letterhead of KPMG/Somekh Chaikin

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

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1998 and 1997, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended December 31, 1998, in conformity with accounting principles generally accepted in Israel, consistently applied.

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

s/SOMEKH CHAIKIN
Certified Public Accountants (Isr.)

                               CELLCOM ISRAEL LTD.
                                  BALANCE SHEET
                             AS AT 31 DECEMBER, 1998

                        Adjusted to NIS of December 1998
                                 (NIS thousands)

                                               Note      31.12.98       31.12.97
                                               ----      --------       --------
Current assets
Cash and cash eqivalents                         3          2,222          3,469
Trade receivables                                4        408,224        395,061
Other receivables                                5         81,077         38,869
Inventory                                        6        141,921        109,296
                                                        ---------      ---------
                                                          633,444        546,695
                                                        ---------      ---------

Replacement inventory                            6              1             55
                                                        ---------      ---------



Long-term receivables                            7          2,271         35,782
                                                        ---------      ---------

Investee company                                 8             --          1,435
                                                        ---------      ---------


Property, plant and equipment                    9      2,257,172      1,884,013
                                                        ---------      ---------

Deferred taxes                                  25             --          7,379
                                                        ---------      ---------

Other assets and
deferred expenses                               10          5,417          8,204
                                                        ---------      ---------

                                                        ---------      ---------
                                                        2,898,305      2,483,563
                                                        =========      =========

                                              Note      31.12.98        31.12.97
                                              ----      --------        --------
Current liabilities
Short-term credit from banks                   11        286,679         455,228
Suppliers and service providers                12        342,525         310,934
Other credit balances                          13        433,151          99,133
                                                       ---------       ---------
                                                       1,062,355         865,295
                                                       ---------       ---------

Long-term liabilities
Long-term suppliers and
service providers                              14          7,722              --
Long-term loans from banks                     15        938,944         777,564
Long-term loans from related
parties and others                             16        558,859         857,700
Liability for termination of
employer - employee relations                  17          1,262           1,161
Deferred taxes                                 25         33,361              --
                                                       ---------       ---------
                                                       1,540,148       1,636,425
                                                       ---------       ---------
Company's share of deficit
equity of investee company                      8          3,782              --
                                                       ---------       ---------

Guarantees, commitments and                    18
contingent liabilities

Shareholders' equity                                     292,020        (18,157)
                                                       ---------       ---------

                                                       ---------       ---------
                                                       2,898,305       2,483,563
                                                       =========       =========

                    -----------      --------------         ---------------
25 February, 1999    Dov Tadmor    Shlomo Piotrokowsky        Jacob Perry
                    Chairman of      Member - Board         President & CEO
                    the Board         of Directors
                    of Directors

     The accompanying notes are an integral part of the Financial Statements

                               CELLCOM ISRAEL LTD.
                                INCOME STATEMENT
                      FOR THE YEAR ENDED 31 DECEMBER, 1998

                        Adjusted to NIS of December 1998
                                 (NIS thousands)

                                                          Year          Year           Year
                                                         ended         ended          ended
                                                Note    31.12.98      31.12.97       31.12.96
                                                ----    --------      --------       --------
Income from sales and services                  19      2,772,035     2,342,221      1,164,554

Cost of sales and services                      20      1,613,173     1,445,223*       860,728
                                                        ---------     ---------      ---------

Gross profit                                            1,158,862       896,998        303,826

Selling and marketing expenses                  21        272,853       252,597*       170,146

General and administrative expenses             22        276,479       217,303        132,280
                                                        ---------     ---------      ---------

Profit from operations                                    609,530       427,098          1,400

Financial expenses, net                         23       (119,177)     (145,610)       (49,916)

Other income (expenses)                         24           (989)       24,461           (240)
                                                        ---------     ---------      ---------

Profit (loss) before income tax                           489,364       305,949        (48,756)

Income tax                                      25        173,573            --             --
                                                        ---------     ---------      ---------

Profit (loss) after income tax                            315,791       305,949        (48,756)

Company's equity in loss of investee company     8         (5,614)         (666)            --
                                                        ---------     ---------      ---------

Net profit (loss)                                         310,177       305,283        (48,756)
                                                        =========     =========      =========

Profit (loss) per share

Net profit (loss) per NIS 1 par value of ordinary shares
In NIS                                                    27,209         88,397       (436,882)
                                                        =========     =========      =========

* Reclassified

     The accompanying notes are an integral part of the Financial Statements

                               CELLCOM ISRAEL LTD.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED 31 DECEMBER, 1998

                        Adjusted to NIS of December 1998
                                 (NIS thousands)

                                         Retained Earnings/
                                 Share      (Accumulated
                                Capital       Deficit)           Total
                                -------       --------           -----
Balance as of
1 January, 1996                   1          (274,697)          (274,696)

For the year ended
31 December, 1996

Net loss for the year            --           (48,756)           (48,756)
                               ------         -------            -------

Balance as of
31 December, 1996                 1          (323,453)          (323,452)

For the year ended
31 December, 1997

Share capital issued             12                --                 12

Net profit for the year          --           305,283            305,283
                               ------         -------            -------

Balance as of
31 December, 1997                13           (18,170)           (18,157)

For the year ended
31 December, 1998

Net profit for the year          --           310,177            310,177
                               ------         -------            -------

Balance as of
31 December, 1998                13           292,007            292,020
                               ======         =======            =======

     The accompanying notes are an integral part of the Financial Statements

                               CELLCOM ISRAEL LTD.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED 31 DECEMBER, 1998

                        Adjusted to NIS of December 1998
                                (NIS thousands)

                                                               Year                Year                Year
                                                               ended              ended               ended
                                                              31.12.98           31.12.97           31.12.96
                                                              --------           --------           --------
Cash flows from current operations

Net income (loss) per the income statement                     310,177            305,283            (48,756)

Adjustments required to present cash flows
from current operations (Appendix A)                           524,895            216,505             77,577
                                                              --------           --------           --------

Net cash from current operations                               835,072            521,788             28,821
                                                              --------           --------           --------

Cash flows from investment activities

Acquisition of property, plant and equipment                  (757,238)          (908,472)          (660,053)

Proceeds from sales of property, plant and equipment            22,076              4,237              2,545


Payment in respect of investee company                            (349)            (2,101)                --

Payment in respect of other assets                                (102)                --             (1,218)
                                                              --------           --------           --------
Net cash used in investment activities                        (735,613)          (906,336)          (658,726)
                                                              --------           --------           --------
Cash flows from financing activities

Short-term credit from banks                                  (284,350)          (380,307)           551,348

Receipt of long-term loans                                     338,670            765,126            125,663

Payment of long-term loans                                    (155,026)                --            (44,190)

Issue of share capital                                              --                 12                 --
                                                              --------           --------           --------

Net cash from (used in) financing activities                  (100,706)           384,831            632,821
                                                              --------           --------           --------
                                                              --------           --------           --------

Increase (decrease) in cash and cash equivalents                (1,247)               283              2,916

Balance of cash and cash equivalents
at the beginning of the year                                     3,469              3,186                270
                                                              --------           --------           --------

Balance of cash and cash equivalents at the
end of the year                                                  2,222              3,469              3,186
                                                              ========           ========           ========

     The accompanying notes are an integral part of the Financial Statements

                              CELLCOM ISRAEL LTD.
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED 31 DECEMBER, 1998

                        Adjusted to NIS of December 1998
                                (NIS thousands)

Appendix A - Adjustments required to present cash flows from current operations

                                                                                        Year               Year             Year
                                                                                       ended              ended            ended
                                                                                      31.12.98           31.12.97         31.12.96
                                                                                      --------           --------         --------
Income and expenses that do not involve cash flows

Company's equity in loss of investee company                                             5,614                666               --

Depreciation and amortization                                                          410,987            296,088          184,798

Deferred taxes                                                                           3,220            (17,999)              --

Erosion of long-term loans                                                              69,080             27,429          (52,833)

Interest accrued on long-term loans                                                     56,701             54,523           50,909

Capital loss                                                                               989              1,620              240

Increase in liability for termination of
employer-employee relations                                                                101                669              492
                                                                                       -------            -------          -------
                                                                                       546,692            362,996          183,606
                                                                                       -------            -------          -------

Changes in assets and liabilities

Decrease (increase) in trade receivables (including non-current maturities)             13,923           (145,113)        (204,548)

Decrease (increase) in other receivables (including non-current maturities)              1,737            (14,710)           7,311

Decrease (increase) in inventories                                                     (32,625)           (57,419)          32,780

Increase (decrease) in suppliers and service providers (including long-term)            (7,717)            26,674           34,571

Increase in other credit balances                                                        2,885             44,077           23,857
                                                                                       -------            -------          -------
                                                                                       (21,797)          (146,491)        (106,029)
                                                                                       =======            =======          =======

Total                                                                                  524,895            216,505           77,577
                                                                                       =======            =======          =======

Appendix B - Non-cash activities

Acquisitions of property, plant and equipment totaling 141,675 thousand NIS (31.12.97 - 91,775 thousand NIS, 31.12.96 - 166,821 thousand NIS) and deferred expenses in the amount of 2,870 thousand NIS as at 31.12.97 and 31.12.96 (31.12.98 - none) are included in suppliers and service providers.

                               CELLCOM ISRAEL LTD.

                        Notes to the Financial Statements

Note 1 - General

      Cellcom Israel Ltd. (hereinafter "the Company"), was incorporated in Israel on 31 January, 1994. The Company commenced operations on 27 June, 1994, upon receiving a license from the Israel Ministry of Communications (hereinafter "the MOC") to establish, operate and maintain a cellular mobile telephone system and provide cellular mobile telephone services in Israel. The Company began providing cellular mobile telephone services to the Israeli public on 27 December, 1994. The License is for a period of 10 years (hereinafter "the original period"). According to the terms of the license, the Company has the right to request an extension of the license for an additional 6 years (hereinafter "the extended period"). In addition to the original and extended periods, the Company has the right to request that the MOC renew the license for an additional period or periods of 6 years.

Note 2 - Significant accounting policies

a.    Definitions:

      The Company - Cellcom Israel Ltd.

      Related parties - as defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

      Interested parties - as defined in Article 1 of Israel Securities Law.

b. These financial statements are prepared in accordance with generally accepted accounting principles in Israel.

c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      These are management's best estimates based on experience and historical data, however, actual results could differ from these estimates.

                              CELLCOM ISRAEL LTD.

Note 2 - Significant accounting policies (continued)

d.    Financial statements in adjusted New Israeli Shekels (NIS):

      1. The financial statements have been prepared on the basis of historical cost adjusted for changes in the general purchasing power of the New Israeli Shekel. The adjustment, in accordance with Opinions No. 36 and 50 of the Institute of Certified Public Accountants in Israel, expresses the financial data in adjusted NIS of identical purchasing power. Condensed financial statements in nominal NIS are provided in Note 27.

            The adjusted value of non-monetary assets represents their historical cost adjusted for changes in the general purchasing power of the Israel currency and does not necessarily represent their market value to the Company.

            In these financial statements the term "cost" refers to the adjusted cost, unless otherwise indicated.

            Comparative data for the previous periods have been adjusted to NIS of the current reporting period.

      2.    Balance sheet:

            Non-monetary items (fixed assets, other assets, deferred expenses and revenue, inventory, share capital and prepaid expenses) have been adjusted for the changes in the Consumer Price Index (hereinafter "the Index") which was published for the date of the transaction, to the Index published for the balance sheet date.

            The equity value of investments in the investee company is determined on the basis of its financial statements adjusted for the changes in the Index.

            Monetary items are stated at their nominal value.

      3.    Income statement:

            Income and expenses arising from non-monetary items (depreciation, amortization, deferred expenses and revenue, changes in inventory and prepaid expenses) have been adjusted based on specific indices corresponding to the appropriate balance sheet items.

            The share in the results of operations of the investee company is determined on the basis of its financial statements adjusted for the changes in the Index.

            Income and expenses, except for financial expenses or income and expenses arising from non-monetary items, have been adjusted on the basis of the change in the Index from the transaction date until the balance sheet date.

            Net financial expenses are expressed in real terms. They include the erosion of monetary balances, as well as adjustment differentials which were created as a result of the adjustment of the financial statements, as aforesaid.

                               CELLCOM ISRAEL LTD.

Note 2 - Significant accounting policies (continued)

e.    Exchange rate and Consumer Price Index data:

      1. Assets and liabilities which are linked to foreign currency are included on the basis of the representative exchange rate of the currency prevailing at the balance sheet date.

            Balances which are linked to the Index are presented on the basis of the last Index published prior to the balance sheet date or on the basis of the first Index published subsequent to the balance sheet date, based on the terms of the applicable transactions.

            Income and expenses denominated in foreign currency are recorded according to the representative exchange rate prevailing at the time the transactions were effected.

      2.    Exchange rates and Consumer Price Indices are as follows:

                                              Exchange rates      Consumer Price
                                                  of US$              Index
                                                  ------              -----
            As of 31 December, 1996               3.251            143.1 points
            As of 31 December, 1997               3.536            153.1 points
            As of 31 December, 1998               4.160            166.3 points

            Increase during the period
            Year ended 31 December, 1996            3.7%                10.6%
            Year ended 31 December, 1997            8.8%                 7.0%
            Year ended 31 December, 1998           17.6%                 8.6%

f.    Allowance for Doubtful Accounts:

      The allowance for doubtful accounts is calculated primarily as a general provision and partly as a specific allowance in respect of receivable accounts that management believes adequately reflects the loss inherent in receivables, of which the collection is in doubt. In determining the fairness of the allowance, management based itself, inter alia, on evaluation of the security received from the debtors as well as the period passed from the original billing.

g.    Inventory:

      Inventory of cellular phone equipment and accessories (hereinafter "CPE") and spare parts are stated at the lower of cost or net realizable value. Cost is determined by the first-in first-out method.

      Used telephone handsets utilized by the Company as replacement telephones, in accordance with warranty agreements with its subscribers, are stated at cost and are amortized using the straight line method over a period of two years. The remainder of the used telephones, accessories and spare parts are written off.

                               CELLCOM ISRAEL LTD.

Note 2 - Significant accounting policies (continued)

h.    Investee company:

      Investment in the investee company in which the Company has a significant influence (i.e. more than 20% ownership), is stated by the equity method.

i.    Property, plant and equipment:

      Property, plant and equipment are stated at cost. Cost includes direct and other expenditures necessary to prepare the assets for use. Other expenditures do not include financial expenses (income), since those expenses are not material.

      Depreciation is calculated using the straight line method, at annual rates considered adequate to write off the assets over their estimated useful lives.

      Annual depreciation rates are as follows:

                                                               %
                                                               --
      Network equipment                                        15
      Machinery and equipment                                  7-20 (mainly 15%)
      Motor vehicles                                           15
      Computers                                                20-33
      Furniture and office equipment                           6-15
      Leasehold improvements - according to the length of the lease

      The cost of maintenance and repairs is charged to expenses as incurred. The cost of significant renewals and improvements is added to the carrying amount of the respective fixed asset.

j.    Other assets and deferred expenses:

      Other assets and deferred expenses are stated at cost and are amortized at annual rates considered adequate to write off the assets over their estimated useful lives.

      Annual amortization rates are as follows:

                                                   %
                                                   --
      License                                      10
      Deferred expenses                           10-33 (mainly 10.5%)

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 2 - Significant accounting policies (continued)

k.    Revenue recognition:

      The income from sales of CPE is recognized upon delivery to the customer. The income derived from long-term credit arrangements (longer than one year) is recognized on the basis of the present value of future cash flows, discounted according to market interest rates at the time of the transaction. The difference between the original debt and its present value, as mentioned above, is spread over the credit period and is recorded as interest income.

      Income from services is recognized and accrued on a daily basis as earned.

      Receipts from the sale of calling cards are recorded as deferred income and are recognized to income as they are used.

l.    Year 2000.

      The costs required to prepare and convert the existing programs of the Company, to be able to differentiate between years belonging to the 20th century and years belonging to the 21st century (Year 2000 compliance), are recorded as current expense when incurred. As for uncertainties that arise from this issue see also Note 18i.

m.    Income taxes:

      Income taxes are provided on the basis of the liability method of accounting. Deferred tax assets resulting from temporary differences are based on the assumption that the net assets and liabilities will eventually be realized at their recorded amounts.

      The tax effect of the tax loss carryforward is recorded as a deferred tax asset. As a result of current year profits and based on profit trends, the Company allocated deferred taxes in respect of all temporary differences without any valuation allowance.

      The deferred amounts are calculated at the tax rates that will be in effect when the deferred taxes are utilized or the tax benefits realized, as far as they are known at the balance sheet date.

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 2 - Significant accounting policies (continued)

n.    Derivative financial instruments:

      The Company enters into certain currency hedging transactions to manage exposure to foreign exchange rate fluctuations.

      The gains and losses on derivative financial instruments held as hedging instruments for existing liabilities are recognized concurrently with the gains and losses on the hedged liabilities.

      The gains and losses on derivative financial instruments hedging firm commitments are deferred, and are recognized in the same period that gains and losses from the hedged transactions are recognized.

      The results of transactions, which do not meet all of the hedging criteria specified in SFAS 52, are recorded as financial income or expense.

Note 3 - Cash and cash equivalents

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
NIS                                                    1,775            3,352
U.S. Dollars                                             447              117
                                                       -----            -----
                                                       2,222            3,469
                                                       =====            =====

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 4 - Trade receivables

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Open accounts and accrued revenue                     352,464         283,017
Checks and credit cards receivables                   110,585          87,754
                                                      -------         -------
                                                      463,049         370,771
Allowance for doubtful accounts                       (72,992)        (35,073)
                                                      -------         -------
                                                      390,057         335,698

Current maturity of long-term receivables              18,167          59,363
                                                      -------         -------
                                                      408,224         395,061
                                                      =======         =======

Note 5 - Other receivables

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Government institutions                                    57              35
Prepaid expenses                                       11,730           8,420
Deferred taxes                                         48,140          10,620
Other                                                  18,100          19,794
                                                      -------         -------
                                                       78,027          38,869
Current maturity of long term receivables               3,050              --
                                                      -------         -------
                                                       81,077          38,869
                                                      =======         =======

Note 6 - Inventory and replacement inventory

a.    Composition

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Cellular telephones                                    88,295          92,855
Spare parts                                            32,125          10,732
Accessories                                            21,501           5,709
                                                      -------         -------
                                                      141,921         109,296
                                                      =======         =======

b. Inventories of cellular telephones, accessories and spare parts are shown net of allowances for lower of cost or net realizable value in the amount of 31,348 thousand NIS, (31.12.97 - 43,849).

c. Replacement inventory - Inventory of replacement cellular telephones is shown net of amortization of 11,965 thousand NIS, (31.12.97 - 12,069).

                              CELLCOM ISRAEL LTD.
                 Notes to the Financial Statements (continued)

Note 7 - Long-term receivables
                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Long-term trade receivables (a)                         29,881         109,230

Other                                                    3,050           6,425
                                                       -------         -------
Total (c)                                               32,931         115,655

Less deferred interest income (b)                        1,936          13,477
                                                       -------         -------
                                                        30,995         102,178

Allowance for doubtful accounts                          7,507           7,033
                                                       -------         -------
                                                        23,488          95,145

Less current maturity                                   21,217          59,363
                                                       -------         -------
                                                         2,271*         35,782
                                                       =======         =======
*     Will mature in 2000.

(a) The long-term trade receivables do not bear interest. Such receivables arise from the sale of handsets on an installment basis (primarily for 24 monthly payments).

(b) The deferred interest income constitutes the difference between the amount of the long-term receivables and their discounted value based upon the relevant discount rate at date of the transaction (17%-22%).

(c)   Details about debtors:
      The receivables include a large number of debtors whose indebtedness does not exceed 145 thousand NIS each.

Note 8 - Investee company
                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
The investment is comprised of:
Acquisition cost                                        1,323           1,323
Accumulated loss                                       (6,280)           (666)
                                                       ------          ------
                                                       (4,957)            657
Loans (a)                                               1,175             778
                                                       ------          ------
                                                       (3,782)          1,435
                                                       ======          ======
As at 31 December, 1998, the Company held 51% of the equity of the investee company.

Due to immaterial amounts of the investee financial statements, the investee's financial statements are not consolidated into these financial statements.

(a)                             31.12.98          31.12.98          31.12.97
                                --------          --------          --------
                              Interest rate    NIS thousands     NIS thousands
                              -------------    -------------     -------------
U.S. Dollars                        7.22%            438              380
Linked to the Index                 2.00%            389              398
Unlinked                              --             348               --
                                                   -----              ---
                                                   1,175              778
                                                   =====              ===

The loan linked to the Index has maturity date of August 2002

                               CELLCOM ISRAEL LTD.
                        Notes to the Financial Statements
                                   (continued)

Note 9 - Property, plant and equipment

a. Composition

                                                                                   Computers,
                                                 Machinery                        furniture and      Leasehold
                                   Network      and equipment       Vehicles     office equipment   improvements      Total
                                   -------      -------------       --------     ----------------   ------------      -----
                                NIS thousands   NIS thousands     NIS thousands   NIS thousands     NIS thousands  NIS thousands
                                -------------   -------------     -------------   -------------     -------------  -------------
Cost
As of 1 January, 1998            2,149,790           37,402          31,609          187,805           18,453       2,425,059
Additions                          681,978            8,764           7,306          101,292            7,798         807,138
Dispositions                       (27,628)              --          (4,404)          (4,540)              --         (36,572)
                                 ---------           ------          ------          -------           ------       ---------

As of 31 December, 1998          2,804,140           46,166          34,511          284,557           26,251       3,195,625
                                 ---------           ------          ------          -------           ------       ---------

Accumulated depreciation
As of 1 January, 1998              468,444            9,260           6,485           51,120            5,737         541,046
Depreciation for the year          354,391            6,689           4,845           41,911            3,078         410,914
Dispositions                       (10,750)              --          (1,961)            (796)              --         (13,507)
                                 ---------           ------          ------          -------           ------       ---------

As of 31 December, 1998            812,085           15,949           9,369           92,235            8,815         938,453
                                 ---------           ------          ------          -------           ------       ---------

Net depreciated cost as of
31 December, 1998                1,992,055           30,217          25,142          192,322           17,436       2,257,172
                                 =========           ======          ======          =======           ======       =========

Net depreciated cost as of
31 December, 1997                1,681,346           28,142          25,124          136,685           12,716       1,884,013
                                 =========           ======          ======          =======           ======       =========

b. Additional information

Network includes costs incurred to construct the cellular mobile telephone system, including 74,737 thousand NIS (31.12.97 - 61,823 thousand NIS) of engineering and operation costs capitalized (primarily consulting fees). Computers include consulting fees and other costs incurred to install computer systems in the amount of 6,612 thousand NIS, (31.12.97 - same).

                               CELLCOM ISRAEL LTD.

Note 10 - Other assets and deferred expenses

a.     Composition                                    Deferred
                                    License (1)     Expenses (2)      Total
                                    -----------     ------------      -----
                                  NIS thousands    NIS thousands   NIS thousands
                                  -------------    -------------   -------------

Cost                                  8,512            1,228            9,740
Accumulated amortization              3,654              669            4,323
                                      -----              ---            -----

Balance as of
31 December, 1998                     4,858              559            5,417
                                      =====              ===            =====

Net amortized cost as of
31 December, 1997                     5,753            2,451            8,204
                                      =====            =====            =====

b.    Additional information

1. License includes expenses paid by a related party in obtaining the license, which were acquired by the Company in the amount of 8,281 thousand NIS, (31.12.97 - same).

2. Deferred expenses are in respect of office and retail store rentals and finance expenses regarding long-term loans.

Note 11 - Short-term credit from banks

                                           31.12.98         31.12.98        31.12.97
                                           --------         --------        --------
                                         Interest rate    NIS thousands   NIS thousands
                                         -------------    -------------   -------------
                                              %
                                             ---
Short-term loans - unlinked                  13.75          120,700         405,050
Current maturities of long-term loans     4.15 - 4.35       165,979          50,178
                                                            -------         -------
                                                            286,679         455,228
                                                            =======         =======

Note 12 - Suppliers and service providers

                                                   31.12.98          31.12.97
                                                   --------          --------
                                                NIS thousands     NIS thousands
                                                -------------     -------------
Open accounts:

NIS                                                  42,332            130,122
U.S. Dollars                                        185,317             86,223
Accrued expenses (primarily NIS)                    110,405             94,589
                                                    -------            -------
                                                    338,054            310,934
Current maturity of long-term
suppliers and service providers                       4,471                 --
                                                    -------            -------
                                                    342,525            310,934
                                                    =======            =======

                               CELLCOM ISRAEL LTD.

Note 13 - Other credit balances

                                                   31.12.98          31.12.97
                                                   --------          --------
                                                NIS thousands     NIS thousands
                                                -------------     -------------
Employees and related liabilities                     42,372            34,255
Deferred revenue                                      33,275            27,858
Advances from customers                                4,566             4,633
Other                                                 28,245            32,387
                                                     -------            ------
                                                     108,458            99,133

Current maturity of long-term loans
from related parties and others                      324,693                --
                                                     -------            ------

                                                     433,151            99,133
                                                     =======            ======

Note 14 - Long-term suppliers and service providers

                                                   31.12.98          31.12.97
                                                   --------          --------
                                                NIS thousands     NIS thousands
                                                -------------     -------------
Long-term suppliers and service providers             12,193                --
Less current maturity                                  4,471                --
                                                     -------            ------
                                                       7,722                --
                                                     =======            ======

Note 15 - Long-term loans from banks

a.    Composition                          31.12.98         31.12.98        31.12.97
                                           --------         --------        --------
                                         Interest rate    NIS thousands   NIS thousands
                                         -------------    -------------   -------------
                                              %
                                             ---
Linked to the Index(*)                     4.15 - 5.55      1,104,923          827,742

Less current maturities                                       165,979           50,178
                                                            ---------          -------
                                                              938,944          777,564
                                                            =========          =======

(*) Including related parties (See Note 26)

b.    Aggregate maturities are as follows:                  NIS thousands
                                                            -------------
             2000                                             335,499

             2001                                             232,370

             2002                                             284,512

             2003                                              86,563
                                                              -------
                                                              938,944
                                                              =======

                               CELLCOM ISRAEL LTD.

Note 16 - Long-term loans from related parties and others

a.    Composition                                     31.12.98        31.12.97
                                                      --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
From related and interested parties:

U.S. Dollars                                            853,427       827,984
                                                        -------       -------

From others:

U.S. Dollars                                             30,125        29,716
                                                        -------       -------
                                                        883,552       857,700
                                                        -------       -------

Less current maturity                                   324,693            --
                                                        -------       -------
                                                        558,859       857,700
                                                        =======       =======

b. The loans bear interest at the rate of Libor +1% per annum. The interest rates for the year ended 31.12.98 range from 6.27% to 7.26%. The Libor rate is adjusted independently for each loan on an annual basis.

      Repayment of the loans and accrued interest are due as follows:

                                                              NIS thousands
                                                              -------------

         2000                                                    101,045

         2001                                                      6,235

         2002                                                     38,031

         2003                                                    382,095

         2004                                                     31,453
                                                                 -------
                                                                 558,859
                                                                 -------

                               CELLCOM ISRAEL LTD.

Note 17 - Liability for termination of employer-employee relations

The Company's liability for termination of employer-employee relations is computed according to Israeli Labor Law and is covered by deposits in a pension fund and/or with an insurance company. The liability is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. After having received the relevant authorization from the Ministry of Labor and Welfare and under the terms of section 14 of the Severance Law 1963, the Company's payments to the pension fund and to the insurance company fully cover its severance pay liability arising from those salaries in respect of which these payments were made.

The Company's liabilities disclosed in the balance sheet represent severance pay liabilities not covered as above.

Note 18 - Guarantees, commitments and contingent liabilities

a. In December 1998, Bezek, as well as the Company and other operators in the communications industry, received a copy of a motion filed with the District Court in Tel-Aviv by one of Bezek's subscribers to approve a lawsuit attached thereto as a class action pursuant to the Consumers Protection Act on behalf of the Bezek's subscribers for damages in the amount of approximately 2 billion NIS in respect of airtime charges collected by Bezek and remitted to the Company for the use of some of the network services.

      The Company rejects such allegations and intends to vigorously contest this lawsuit. In the opinion of management, based on the opinion of its legal advisors, the Company has a strong defense against the claims of this lawsuit. At this stage, management and its legal advisors are unable to evaluate the outcome of the lawsuit referred to above and the effect thereof, in the event that it is approved as a class action. Therefore, no provision has been made in the financial statements with respect thereto.

b. The Company is a defendant in various lawsuits, including lawsuits relating to the building of cell sites, patent infringement, and is subject to various claims which arise in the normal course of business. In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The total of these lawsuits filed against the Company, for which provisions have not been made, amount to approximately 4.1 million NIS.

c.    The Company has given bank guarantees as follows:

      1. To the Government of Israel (to guarantee performance of the License) - 10 million U.S. Dollars.

      2.    To suppliers and government institutions - 436 thousand NIS.

      3.    To guarantee the provision of CPE and services - 1,040 thousand NIS.

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 18 - Guarantees, commitments and contingent liabilities (continued)

d. Among the terms and conditions of the license, the Company undertook the following:

      1. To construct the network according to certain specifications and timetables.

      2. Commitments regarding maximum fees for services to be charged to its subscribers for the first five years of operations.

      3.    Not to pledge any of its assets without the consent of the MOC.

      4. To pay royalties in the amount of 8% of gross revenues from the sale of airtime, the monthly service charge and connection fees.

      The Company is not in default of any of the above undertakings.

e. As of 31 December, 1998, the Company has commitments to purchase CPE and network equipment including services of approximately 276 million NIS.

f.    The Company has entered into the following major lease agreements:

      1. Office buildings - The agreements expire on 2 February, 2001 and 30 July, 2004.

      2. Warehouse and switching stations - There are agreements for 4 warehouses and 6 switching stations for periods of up to 8 years.

      3. Cell sites - There are agreements for 814 cell sites for periods of up to 10 years.

      4. Service centers and retail stores - There are agreements for 13 service centers and 3 retail stores for periods of up to 6 years.

      The annual rents for the above mentioned leases are as follows:

                                                            NIS thousands
                                                            -------------

         1999                                                      46,257

         2000                                                      37,141

         2001                                                      29,165

         2002                                                      22,272

         2003 and thereafter                                       34,566

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 18 - Guarantees, commitments and contingent liabilities (continued)

Seven. Derivative financial instruments:

      The Company enters into foreign currency forward exchange commitments (hereinafter- forward contracts) to manage overall exposure to supplier balances, long-term loans and certain purchase commitments denominated in or linked to the U.S. dollar. In 1998 and 1997, such transactions were entered into with various financial institutions.

      The Company does not hold derivative financial instruments for trading purposes, but rather solely to manage its foreign currency exposure on existing liabilities, long-term loans and on its commitments to acquire fixed assets and inventory. Nevertheless, a significant portion of these transactions do not meet all the hedging criteria pursuant to generally accepted accounting principles and, accordingly, the results of such transactions are recorded in earnings on a current basis.

      Forward contracts outstanding at 31 December 1998 are as follows:

      Forward transactions to exchange index linked NIS for U.S. Dollars:

      Settlement date:                                         Notional amount
                                                                   31.12.98
                                                                   --------
                                                                NIS thousands
                                                                -------------
         1999                                                       658,312
         2000                                                       189,421
         2001                                                       482,854
         2002                                                       105,199
                                                                  ---------
                                                                  1,435,786
                                                                  ---------

      Forward transactions to exchange NIS for U.S. Dollars:

      Settlement date:

         1999                                                       166,400
                                                                  ---------
                                                                  1,602,186
                                                                  =========

      Of the forward contracts outstanding at 31 December, 1998, approximately 1,083 million NIS relates to hedges of existing liabilities and long-term loans. Approximately 275 NIS million relates to hedges of firm commitments to acquire fixed assets and inventory and approximately 244 NIS million relates to hedges which do not meet all of the hedging criteria specified in SFAS 52. At 31 December, 1998 The Company has deferred approximately
      6.4 NIS million of losses with regard to those hedges related to firm commitments to acquire fixed assets and inventory.

                               CELLCOM ISRAEL LTD.

Note 18 - Guarantees, commitments and contingent liabilities (continued)

g.    Derivative financial instruments (continued):

      As of 31 December, 1997, the Company had 907 million NIS of forward contracts to exchange Index linked NIS for U.S. Dollars outstanding. All of the forward exchange transactions had settlement dates of twelve months or less and were used to hedge the Company's existing liabilities and long-term loans.

h.    The amount of liabilities which are secured by liens is:

                                                                    31.12.98
                                                                    --------
                                                                  NIS thousands
                                                                  -------------
      Long-term loans                                                 938,944
      Short-term loans                                                286,679
                                                                    ---------
                                                                    1,225,623
                                                                    =========

      To secure the said liabilities, the Company has liens on all of its assets.

a.    Year 2000:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a Year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when systems information using Year 2000 dates is processed. Similar problems may also occur in systems that use the digits "99" in a date field as indication of something other than the Year 1999. The effects of the Year 2000 Issue may be experienced before, on, or after January 1st, 2000, and if not resolved, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct regular business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the remediation efforts of customers, suppliers, or other third parties, will be fully resolved.

      The Company is preparing its computer systems to become Year 2000 compliant and is in the process of mapping the management, financial and other systems, including their interfaces, in order to locate possible flaws in these systems. A plan for examination and correction of the flaws and for the adaptation of the Year 2000 has been prepared and is expected to be completed during 1999.

      The Company has already replaced certain central computer systems with more advanced systems which provide a solution to the Year 2000 problem.

      The Company currently estimates that it will expense approximately 8 million NIS related to the Year 2000 problem of which 3.3 million NIS was expensed in the year ending December 31, 1998.

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 19 - Income from sales and services

                                 Year ended       Year ended        Year ended
                                  31.12.98         31.12.97          31.12.96
                                  --------         --------          --------
                               NIS thousands    NIS thousands     NIS thousands
                               -------------    -------------     -------------
Sales of CPE                         228,245          315,485         368,003
Services                           2,543,790        2,026,736         796,551
                                   ---------        ---------       ---------
                                   2,772,035        2,342,221       1,164,554
                                   =========        =========       =========

Note 20 - Cost of sales and services

                                                   Year ended       Year ended        Year ended
                                                    31.12.98         31.12.97          31.12.96
                                                    --------         --------          --------
                                                 NIS thousands    NIS thousands     NIS thousands
                                                 -------------    -------------     -------------
a.    According to source of income:
Cost of CPE                                            400,660        471,487          330,083
Cost of services                                     1,212,513        973,736          530,645
                                                     ---------      ---------          -------
                                                     1,613,173      1,445,223          860,728
                                                     =========      =========          =======

b.    Composition

Purchases of CPE                                       428,637        562,036          305,299
Decrease (increase) in inventory                       (58,780)      (114,080)          23,046
Adjustment to net realizable value                     (12,501)        25,129            1,739
Salaries and related expenses                           74,930         55,319*          22,653*
Fees to other operators                                385,092        346,220          234,629
Depreciation                                           354,634        253,973          149,511
Amortization and write-off of replacement
and used telephones, accessories and spare parts        38,712         33,867           17,681
Royalties                                              146,437        119,936           33,806
Other                                                  256,012        162,823*           72,364*
                                                     ---------      ---------          -------
                                                     1,613,173      1,445,223          860,728
                                                     =========      =========          =======

* Reclassified

Note 21 - Selling and marketing expenses

                                   Year ended       Year ended       Year ended
                                    31.12.98         31.12.97         31.12.96
                                    --------         --------         --------
                                 NIS thousands    NIS thousands    NIS thousands
                                 -------------    -------------    -------------
Salaries and related expenses         82,084          65,395*        58,634*
Commissions                           77,772          84,148         32,736
Advertising and public relations      56,630          50,802         29,049
Depreciation                           3,346           3,147          2,193
Other                                 53,021          49,105*        47,534*
                                     -------         -------        -------
                                     272,853         252,597        170,146
                                     -------         -------        -------

* Reclassified

                               CELLCOM ISRAEL LTD.

Note 22 - General and administrative expenses

                                    Year ended       Year ended      Year ended
                                     31.12.98         31.12.97        31.12.96
                                     --------         --------        --------
                                   NIS thousands   NIS thousands   NIS thousands
                                   -------------   -------------   -------------
Salaries and related expenses         82,636           60,478*        42,539*
Depreciation and amortization         53,207           34,272         22,269
Rent and maintenance                  30,176           24,171         22,002
Professional services                 23,271           20,389         16,108
Bad and doubtful debts                38,963           43,845          4,988
Other                                 48,226           34,148*        24,374*
                                     -------          -------        -------
                                     276,479          217,303        132,280
                                     =======          =======        =======

* Reclassified

Note 23 - Financial expenses, net

                                    Year ended       Year ended      Year ended
                                     31.12.98         31.12.97        31.12.96
                                     --------         --------        --------
                                   NIS thousands   NIS thousands   NIS thousands
                                   -------------   -------------   -------------
Long-term loans                         (172,269)     (97,385)         285
Short-term loans                          (4,787)     (39,476)     (21,368)
Foreign exchange instruments              72,682       (5,422)     (14,063)
Sales promotions                           5,698        8,569           --
Other, mainly derived from erosion
of trade receivables and suppliers       (20,501)     (11,896)     (14,770)
                                        --------     --------      -------
                                        (119,177)    (145,610)     (49,916)
                                        ========     ========      =======

Note 24 - Other income (expenses)

                                    Year ended       Year ended      Year ended
                                     31.12.98         31.12.97        31.12.96
                                     --------         --------        --------
                                   NIS thousands   NIS thousands   NIS thousands
                                   -------------   -------------   -------------
Other income*                              --           26,081               --
Capital loss                             (989)          (1,620)            (240)
                                         ----           ------             ----
                                         (989)          24,461             (240)
                                         ====           ======             ====

* Other income represents income as a result of an agreement between the Company and one of its suppliers with regard to a business dispute.

                               CELLCOM ISRAEL LTD.

Note 25 - Income tax

a. The Company elected to compute its taxable income in accordance with Income Tax Regulations (Rules for Accounting for Foreign Investors Companies and Certain Partnerships and Setting its Taxable Income), 1986. Accordingly, its taxable income or loss is calculated in U.S. Dollars.

b.    The Company has not received a final tax assessment since inception.

c. The Company has a capital loss carryforward for tax purposes in the amount of 2,788 thousand NIS. The capital loss carryforward is linked to the US Dollar and expires in the years 2002 through 2005.

d.    Reconciliation of income tax expense:

      A reconciliation of the theoretical tax expense computed on earnings before taxes at the statutory tax rate and the actual income tax provision is presented as follows:

                                                             Year ended       Year ended      Year ended
                                                              31.12.98         31.12.97        31.12.96
                                                              --------         --------        --------
                                                            NIS thousands   NIS thousands   NIS thousands
                                                            -------------   -------------   -------------
Profit (loss) before income taxes as per income statement     489,364          305,949          (48,756)
                                                              -------          -------          -------

Tax computed at the statutory tax rate 36%                    176,171          110,141          (17,552)

Increase (decrease) in tax resulting from:

Non-deductible expenses                                         2,426            2,004            1,845

Difference between financial statements in
adjusted NIS and for tax purposes in U.S.$                     (5,024)            (390)            (192)

Utilization of carry-forward losses from previous years            --         (111,755)              --

Change in valuation allowance                                      --               --           15,899
                                                              -------          -------          -------
                                                              173,573                0                0
                                                              =======          =======          =======

                              CELLCOM ISRAEL LTD.
                 Notes to the Financial Statements (continued)

Note 25 - Income tax (continued)

e.    Deferred taxes:

Deferred taxes are comprised of the following:

                                                  31.12.98          31.12.97
                                                  --------          --------
                                               NIS thousands     NIS thousands
                                               -------------     -------------

Provision for employee benefits                     4,291             3,459

Provision for loss contingency                      1,469             3,288

Provision for unpaid interest                          --            44,275

Allowance for doubtful accounts                    28,980            15,158

Difference in the value of fixed assets and
deferred expenses per the financial statements
in adjusted NIS and for tax purposes              (19,961)          (48,181)
                                                   ------            ------
                                                   14,779            17,999
                                                   ======            ======

The deferred taxes are included in the balance sheet as follows:

                                                  31.12.98          31.12.97
                                                  --------          --------
                                               NIS thousands     NIS thousands
                                               -------------     -------------

Other receivables                                  48,140              10,620

Deferred taxes                                    (33,361)              7,379
                                                   ------              ------
                                                   14,779              17,999
                                                   ======              ======

f.    Income tax                Year ended        Year ended        Year ended
                                 31.12.98          31.12.97          31.12.96
                                 --------          --------          --------
                              NIS thousands     NIS thousands     NIS thousands
                              -------------     -------------     -------------

Current taxes                    183,455            17,999                 --
Prior year taxes                 (13,102)               --
Deferred taxes                     3,220           (17,999)                --
                                 -------           -------            -------
                                 173,573                --                 --
                                 =======           =======            =======

                               CELLCOM ISRAEL LTD.
                        Notes to the Financial Statements
                                   (continued)

Note 26 - Related and interested parties

a.    Balances:

                                     31.12.98          31.12.98        31.12.97
                                     --------          --------        --------
                                  Weighted average   NIS thousands   NIS thousands
                                   Interest rate     -------------   -------------
                                   -------------
                                        %
                                       --

1.    Cash and cash equivalents:
      NIS                                                  315               81
      U.S. Dollar                                          189                2
                                                       =======           =======

2.    Current assets                                       426               48
                                                       =======           =======

      The highest debit balances due from related and interested parties during the reported period - 442 thousand NIS.

3.    Current liabilities:
      Unlinked                          13.75           43,500           173,795
      U.S. Dollar                          --              311               288
                                                       -------           -------
                                                        43,811           174,083
                                                       =======           =======

4.    Long-term loans:
      Linked to the Index                5.20           54,102            50,178
      Linked to U.S. Dollar         6.63-7.26          124,628           107,491
      U.S. Dollar                   6.27-7.26          728,799           720,493
                                                       -------           -------
                                                       907,529           878,162
                                                       =======           =======

      The long-term loans linked to the Index will mature in 2002.

b. The Company has entered into forward contracts with related and interested parties as follows:

      Forward transactions to exchange index linked NIS for U.S. Dollars:

      Settlement date:                                          Notional amount
                                                                   31.12.98
                                                                   --------
                                                                NIS thousands
                                                                -------------
         1999                                                      227,539
         2000                                                      125,801
         2001                                                      356,841
         2002                                                      105,199

      Forward transactions to exchange NIS for U.S. Dollars:

      Settlement date:

         1999                                                       41,600


      As of 31 December, 1997, the Company had 390 NIS million of forward contracts to exchange Index linked NIS for U.S. Dollars outstanding with related and interested parties. All of the forward exchange transactions had settlement dates of twelve months or less.

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 26 - Related and interested parties (continued)

c. The Company conducts transactions in the ordinary course of business and at arms length terms with related and interested parties.

                                              Year ended       Year ended      Year ended
                                              ----------       ----------      ----------
                                               31.12.98         31.12.97        31.12.96
                                               --------         --------        --------
                                             NIS thousands   NIS thousands   NIS thousands
                                             -------------   -------------   -------------
1.    Income:
      Sales of CPE                                   725             33               187
      Financial income, net                           --             --             2,316


2.    Expenses:
      Salaries and related expenses to
      related parties and their
      nominees
      (1998 and 1997 - 1 individual
      1996 - 2 individuals)                        2,637          1,703             2,235
      Professional services and other              1,455          2,973             2,396
      Finance expenses, net                      125,256         66,621                --


3.    Acquisition of property, plant
      and equipment and capitalized
      expenditures                                    --             --             3,411

      The Company, within the ordinary course of business, conducts transactions with companies who are interested parties. The Securities Authority, within the authority granted in Regulation 64 ( Preparation of Annual Financial Statements) 1993, excused the Company from disclosure of its transactions with its interested parties (specifically The I.D.B. Group and its investee companies who are interested parties also as a result of cross-holdings) and companies owned by them.

                               CELLCOM ISRAEL LTD.
                  Notes to the Financial Statements (continued)

Note 27 - Condensed financial statements in nominal NIS

a.        Balance sheet

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Current assets
Cash and cash equivalents                               2,222             3,193
Trade receivables                                     408,224           363,703
Other receivables                                     112,705            35,746
Inventory                                             141,037           100,360
                                                    ---------         ---------
                                                      664,188           503,002
                                                    ---------         ---------
Replacement inventory                                       1                45
                                                    ---------         ---------
Long-term receivables                                   2,271            32,942
                                                    ---------         ---------

Investee company                                           --             1,313
                                                    ---------         ---------

Property, plant and equipment                       1,969,873         1,561,116
                                                    ---------         ---------

Deferred taxes                                         38,748            69,752
                                                    ---------         ---------

Other assets and
deferred expenses                                       3,926             6,022
                                                    ---------         ---------

                                                    ---------         ---------
                                                    2,679,007         2,174,192
                                                    ---------         ---------

                                                     31.12.98        31.12.97
                                                     --------        --------
                                                   NIS thousands   NIS thousands
                                                   -------------   -------------
Current liabilities
Short-term credit from banks                          286,679           419,095
Suppliers and service providers                       342,525           286,253
Other credit balances                                 433,151            91,265
                                                    ---------         ---------
                                                    1,062,355           796,613
                                                    ---------         ---------
Long-term liabilities
Long-term suppliers and
service providers                                       7,722                --
Long-term loans from banks                            938,944           715,845
Long-term loans from related
parties and others                                    558,859           789,620
Liability for termination of
employer - employee relations                           1,262             1,069
                                                    ---------         ---------
                                                    1,506,787         1,506,534
                                                    ---------         ---------
Company's share of deficit in
capital of investee company                             3,830                --
                                                    ---------         ---------

Shareholders' equity                                  106,035          (128,955)
                                                    ---------         ---------

                                                    ---------         ---------
                                                    2,679,007         2,174,192
                                                    ---------         ---------

                              CELLCOM ISRAEL LTD.
                  Notes to the Financial Statement (continued)

Note 27 - Condensed financial statements in nominal NIS (continued)

b.    Income statement

                                               Year ended       Year ended       Year ended
                                                31.12.98         31.12.97         31.12.96
                                                --------         --------         --------
                                              NIS thousands    NIS thousands    NIS thousands
                                              -------------    -------------    -------------
Income from sales and services                  2,641,002       2,113,433        969,991
Cost of sales and services                      1,483,594       1,267,873*       696,635
                                                ---------       ---------        -------

Gross profit                                    1,157,408         845,560        273,356

Selling and marketing expenses                    260,513         229,391*       141,425
General and administrative expenses               261,987         192,533        107,895
                                                ---------       ---------        -------

Profit from operations                            634,908         423,636         24,036

Financial expenses, net                           269,700         247,743        159,381
Other income                                          432          22,743            132
                                                ---------       ---------        -------

Profit (loss) before income tax                   365,640         198,636       (135,213)

Income tax                                       (125,012)         62,959             --
                                                ---------       ---------        -------
Profit (loss) after income tax                    240,628         261,595       (135,213)

Company's equity in loss of investee company       (5,638)           (612)            --

                                                ---------       ---------        -------
Net profit (loss)                                 234,990         260,983       (135,213)
                                                =========       =========        =======

* Reclassified

                               CELLCOM ISRAEL LTD.
                 Notes to the Finanacial Statements (continued)

Note 27 - Condensed financial statements in nominal NIS (continued)

c.    Statement of changes in shareholders' equity


                             Share          Retained Earnings/
                           capital (1)     Accumulated deficit       Total
                           -----------     -------------------       -----
                         NIS thousands        NIS thousands       NIS thousands
                         -------------        -------------       -------------
Balance as of
1 January, 1996                  1               (254,737)          (254,736)

For the year ended
31 December, 1996

Net loss for the year           --               (135,213)          (135,213)
                              ------             --------           --------

Balance as of
31 December, 1996                1               (389,950)          (389,949)

For the year ended
31 December, 1997

Shared capital issued           11                     --                 11

Net profit for the year         --                260,983            260,983
                              ------             --------           --------
Balance as of
31 December, 1997               12               (128,967)          (128,955)

For the year ended
31 December, 1998

Net profit for the year         --                234,990            234,990
                              ------             --------           --------

Balance as of
31 December, 1998               12                106,023            106,035
                              ======             ========           ========

(1)   Share capital as at 31 December, 1998

                                   Authorized         Issued and paid
                                   ----------         ---------------
                                      NIS                  NIS
                                      ---                  ---
Ordinary shares of 0.1 NIS
par value each                    1,000,000                11,400

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEC Israel Economic Corporation


                                    By: /s/JAMES I. EDELSON
                                        ----------------------------
DATE: May 24, 1999                          James I. Edelson
                                        Executive Vice President and
                                                   Secretary