Form 10-K/A
period 1996-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-07-30
CIK 76888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                      NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1996
                          -----------------------------------------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maine                                          13-1143528
-------------------------------------              ----------------------------
  (State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                      identification no.)

511 Fifth Avenue, New York, New York                          10017
----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code      (212) 687-2400
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which Registered
----------------------------------------             -----------------------

Common Stock (Par Value $1.00 Per Share)             New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                             ------     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 24, 1997 was approximately $100,288,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

         As of March 24, 1997, 18,508,388 shares of Common Stock were outstanding.

         The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby (i) amends (A) Item 8 of Part II of PEC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") by adding thereto the financial statements of Scitex Corporation Ltd. as at and for the year ended December 31, 1996, which begins on the next page and (B) Items 14(a)(2)(c) and 14(a)(2)(d) of Part IV of the 1996 Form 10-K by renumbering such Items as Items 14(a)(2)(d) and 14(a)(2)(e), respectively, and (ii) inserts the following as Item 14(a)(2)(c) of Part IV of the 1996 Form 10-K between Item 14(a)(2)(b) and Item 14(a)(2)(d) (as renumbered) of Part IV of the 1996 Form 10-K:


(a)(2)(c) Financial statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

              Scitex Corporation Ltd. and Subsidiaries:
                   Report of Independent Auditors.

                   Consolidated Balance Sheets as at December 31, 1996 and 1995.

                   Consolidated Statements of Income (Loss) for the years ended December 31, 1996, 1995 and 1994.

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                   Notes to the Consolidated Financial Statements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)

                     1996 CONSOLIDATED FINANCIAL STATEMENTS

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)

                     1996 CONSOLIDATED FINANCIAL STATEMENTS




                                TABLE OF CONTENTS




                                                               Page
                                                               ----
REPORT OF INDEPENDENT AUDITORS                                  2
CONSOLIDATED FINANCIAL STATEMENTS:
 Balance sheets                                                 3
 Statements of income (loss)                                    4
 Statements of changes in shareholders' equity                  5
 Statements of cash flows                                      6-7
 Notes to financial statements                                 8-31



            The amounts are stated in U.S. dollars ($) in thousands.


                                 ---------------
                            -------------------------
                                 ---------------

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



Tel-Aviv, Israel                                 Kesselman & Kesselman
                                          Certified Public Accountants (Isr.)
February 13, 1997
 (except for notes 9b(2) and (3), as to
 which the date is March 11)

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31
                                                        --------------------------
                                                             1996      1995
                                                           -------   -------
                                                        U. S. dollars in thousands
                                                        --------------------------
                        Assets
CURRENT ASSETS (note 14):
    Cash and cash equivalents                               90,050    92,326
    Short-term investments                                  45,103    62,480
                                                           -------   -------
       T o t a l cash and short-term investments           135,153   154,806
    Trade receivables (net of allowance
       for doubtful accounts of $ 52,252,000 at
       December 31, 1996 and $ 45,900,000 at
       December 31, 1995)                                  155,493   298,974
    Other receivables                                       34,783    33,403
    Inventories:
       Systems and components (note 3)                     118,826   121,716
       Spare parts and supplies                             57,577    58,706
    Prepaid expenses                                         5,993     4,883
    Deferred income taxes (note 12d)                        15,763    30,542
                                                           -------   -------
       T o t a l current assets                            523,588   703,030

INVESTMENTS AND OTHER NON-CURRENT
    ASSETS (notes 4 and 14)                                 15,114    17,892

PROPERTY, PLANT AND EQUIPMENT (note 5):
    Cost                                                   256,040   250,412
    L e s s - accumulated depreciation and amortization    170,118   152,042
                                                           -------   -------
                                                            85,922    98,370
GOODWILL AND OTHER INTANGIBLE ASSETS, net of
accumulated amortization (note 6)                           80,110   101,539
                                                           -------   -------
                                                           704,734   920,831
                                                           -------   -------
                                                           -------   -------



                          s/ D. TADMOR        ) Chairman of the Board
                      ----------------------- )  of Directors
                            Dov Tadmor



                          s/ Y. CHELOUCHE     ) President, Chief Executive
                      ----------------------- )  Officer and Director
                         Yoav Z. Chelouche


                                                                  December 31
                                                           --------------------------
                                                               1996        1995
                                                             --------    --------
                                                           U. S. dollars in thousands
                                                           --------------------------
           Liabilities and shareholders' equity

CURRENT LIABILITIES (note 14):
    Short-term bank credit and current maturities
       of long-term liabilities                                   826       2,386
    Trade payables                                             50,457      61,452
    Accrued liabilities and other (note 7)                    152,228     155,588
                                                             --------    --------
           T o t a l current liabilities                      203,511     219,426
LONG-TERM LIABILITIES, net of current maturities (note 14)        496         424
                                                             --------    --------
           T o t a l liabilities                              204,007     219,850

COMMITMENTS AND CONTINGENT LIABILITIES (note 9)

SHAREHOLDERS' EQUITY (note 10):
    Ordinary shares of NIS 0.12 par value
       (authorized - December 31, 1996 and 1995 -
       48,000,000 shares; issued and outstanding -
       December 31, 1996 and 1995 - 42,808,518 shares)          6,187       6,187
    Capital surplus                                           359,577     360,891
    Currency translation adjustments                            1,130         888
    Unrealized loss on marketable securities
       available for sale (note 4(b))                         (10,061)     (5,853)
    Retained earnings                                         143,894     338,868
                                                             --------    --------
           T o t a l shareholders' equity                     500,727     700,981
                                                             --------    --------
                                                              704,734     920,831
                                                             --------    --------
                                                             --------    --------



    The accompanying notes are an integral part of the financial statements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                               Year ended December 31
                                                          --------------------------------
                                                            1996        1995        1994
                                                          --------    --------    --------
                                                              U.S. dollars in thousands
                                                               (except per share data)
                                                          --------------------------------
REVENUES (note 15a):
 Sales                                                     520,264     576,410     576,475
 Service                                                   123,434     117,745     103,398
 Supplies                                                   51,350      36,132      24,265
                                                          --------    --------    --------
   T o t a l  revenues                                     695,048     730,287     704,138
COST OF REVENUES:
 Cost of sales                                             316,769     306,681     252,527
 Cost of service                                           123,795      98,785      72,294
 Cost of supplies                                           23,383      16,548      11,319
                                                          --------    --------    --------
   T o t a l  cost of revenues                             463,947     422,014     336,140
                                                          --------    --------    --------
GROSS PROFIT                                               231,101     308,273     367,998
RESEARCH AND DEVELOPMENT COSTS -
  net (note 15b)                                            72,795      73,662      73,258
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (note 15c)    270,562     254,570     214,205
AMORTIZATION OF GOODWILL AND OTHER
  INTANGIBLE ASSETS)                                        16,221      12,347       9,454
RESTRUCTURING COSTS (note 11)                               56,100      22,000
                                                          --------    --------    --------
OPERATING INCOME (LOSS)                                   (184,577)    (54,306)     71,081
FINANCIAL INCOME - net (note 15d)                            4,683       9,929       5,465
OTHER INCOME (EXPENSES) - net                                 (239)     (2,475)      2,774
                                                          --------    --------    --------
INCOME (LOSS) BEFORE TAXES ON INCOME                      (180,133)    (46,852)     79,320
TAXES ON INCOME (TAX BENEFIT) (note 12)                     (1,700)    (13,464)     11,736
SHARE IN INCOME (LOSSES) OF EQUITY
  INVESTMENTS - net (note 4)                                   154      (1,123)     (3,834)
                                                          --------    --------    --------
NET INCOME (LOSS)                                         (178,279)    (34,511)     63,750
                                                          --------    --------    --------
                                                          --------    --------    --------
EARNINGS (LOSS) PER SHARE (note 1n)                       $  (4.16)   $  (0.81)   $   1.49
                                                          --------    --------    --------
                                                          --------    --------    --------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - IN THOUSANDS (note 1n)                      42,809      42,800      42,762
                                                          --------    --------    --------
                                                          --------    --------    --------



    The accompanying notes are an integral part of the financial statements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                    Unrealized loss on
                                                  Ordinary  Capital    Currency         marketable         Retained      Total
                                                   shares   surplus   translation   securities available   earnings   shareholders'
                                                                      adjustments        for sale         (note 10c)     equity
                                                  --------  -------   -----------   --------------------  ----------  -------------
                                                                                U. S. dollars in thousands
                                                  ---------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994                          6,181   355,598       341                               354,139      716,259
CHANGES DURING 1994:
Net income                                                                                                   63,750       63,750
Employee stock options exercised and paid               6      *640                                                          646
Surplus arising from employee stock options                   1,427                                                        1,427
Currency translation adjustments                                          194                                                194
Unrealized loss on marketable securities
    available for sale                                                                    (10,289)                       (10,289)
Dividend ($ 0.52 per share)                                                                                 (22,252)     (22,252)
                                                   ------   -------     -----             -------           -------      -------
BALANCE AT DECEMBER 31, 1994                        6,187   357,665       535             (10,289)          395,637      749,735
CHANGES DURING 1995:
Loss                                                                                                        (34,511)     (34,511)
Employee stock options exercised and paid                      *366                                                          366
Surplus arising from employee stock options                   2,860                                                        2,860
Currency translation adjustments                                          353                                                353
Unrealized gain on marketable securities
    available for sale                                                                      4,436                          4,436
Dividend ($ 0.52 per share)                                                                                 (22,258)     (22,258)
                                                   ------   -------     -----             -------           -------      -------
BALANCE AT DECEMBER 31, 1995                        6,187   360,891       888              (5,853)          338,868      700,981
CHANGES DURING 1996:
Loss                                                                                                       (178,279)    (178,279)
Elimination of surplus in respect of
 employee stock options due to forfeiture,
 net of surplus arising from employee stock
 options                                                     (1,314)                                                      (1,314)
Currency translation adjustments                                          242                                                242
Unrealized loss on marketable securities
    available for sale                                                                     (4,208)                        (4,208)
Dividend ($ 0.39 per share)                                                                                 (16,695)     (16,695)
                                                   ------   -------     -----             -------           -------      -------

BALANCE AT DECEMBER 31, 1996                        6,187   359,577     1,130             (10,061)          143,894      500,727
                                                   ------   -------     -----             -------           -------      -------
                                                   ------   -------     -----             -------           -------      -------



                        * Net of share issuance expenses.

    The accompanying notes are an integral part of the financial statements.

(Continued - 1)
                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Year ended December 31
                                                       ---------------------------------
                                                         1996        1995        1994
                                                       --------    --------    --------
                                                           U.S dollars in thousands
                                                       ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     (178,279)    (34,511)     63,750
 Adjustments to reconcile net income or loss to net
  cash provided by or used in operating activities:
  Share in losses (income) and write off of equity
   investments - net                                       (155)      5,387       3,834
  Depreciation and amortization                          49,196      43,359      34,500
  Acquired in-process research and development                                    7,766
  Gain on sale of equity investments                                             (3,103)
  Compensation expense (income) resulting from
   employee stock options                                (1,314)        663       1,427
  Gain on sale and increase in value of short-term
   investments - net                                       (893)     (5,279)     (1,088)
  Deferred income taxes - net                            12,882     (12,810)     (4,747)
  Loss on disposal of fixed assets                        8,424
  Provision for impairment of intangible assets          18,200
  Changes in operating assets and liabilities:
   Decrease (increase) in trade receivables
    (including non-current portion)                     145,976     (27,662)    (24,280)
   Decrease (increase) in other receivables              (1,380)    (16,043)      5,482
   Increase (decrease) in trade payables                (10,995)      2,461      (3,438)
   Increase (decrease) in accrued liabilities and        (1,495)     17,902      17,522
    other
   Decrease (increase) in inventories                     2,077      (7,078)    (33,098)
   Decrease (increase) in prepaid expenses               (1,110)        830        (709)
 Other items - net                                          753         486        (228)
                                                       --------    --------    --------
 Net cash provided by (used in) operating activities     41,887     (32,295)     63,590

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of consolidated subsidiaries *                         (50,737)    (21,374)
 Additional amount paid in respect of acquisition of
  consolidated subsidiary                                (7,000)     (7,000)     (7,000)
 Purchase of property, plant and equipment              (31,176)    (39,515)    (36,515)
 Proceeds from sale of fixed assets                       2,224       3,254       2,566
 Purchase of intangible assets                               (6)       (146)       (219)
 Equity and other investments                            (2,815)                 (4,806)
 Sale of equity investments                                                       4,187
 Purchase of short-term investments                     (27,431)   (396,678)   (367,488)
 Sale of short-term investments                          45,701     470,078     365,422
                                                       --------    --------    --------
 Net cash used in investing activities                  (20,503)    (20,744)    (65,227)
                                                       --------    --------    --------
Subtotal - forward                                       21,384     (53,039)     (1,637)


(Concluded - 2)


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year ended December 31
                                                           ----------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
                                                                U.S dollars in thousands
                                                           ----------------------------------
Subtotal - brought forward                                   21,384     (53,039)     (1,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Employee stock options exercised and paid                                  366         646
 Increase in long-term liabilities                              627          70
 Discharge of long-term liabilities                            (347)        (40)       (105)
 Increase (decrease) in short-term bank credit               (1,679)      1,551        (308)
 Dividends paid                                             (22,261)    (22,256)    (22,239)
                                                           --------    --------    --------
 Net cash used in financing activities                      (23,660)    (20,309)    (22,006)
                                                           --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,276)    (73,348)    (23,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                        92,326     165,674     189,317
                                                           --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     90,050      92,326     165,674
                                                           --------    --------    --------
                                                           --------    --------    --------

* Acquisition of consolidated subsidiaries:
   Working capital (excluding cash and cash equivalents)                  3,370       2,378
   Property, plant and equipment - net                                    3,667         916
   Goodwill and other intangible assets - net                            42,977      10,314
   Investments and other non-current assets                                 723
   Acquired in-process research and development                                       7,766
                                                                       --------    --------
                                                                         50,737      21,374
                                                                       --------    --------
                                                                       --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - cash paid during the year for:
 Interest                                                     2,271       3,883       2,724
                                                           --------    --------    --------
                                                           --------    --------    --------
 Income taxes                                                 7,795      12,497      17,277
                                                           --------    --------    --------
                                                           --------    --------    --------



    The accompanying notes are an integral part of the financial statements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies, applied on a consistent basis, are as follows:

         a.   General:

              1)   Nature of Operations

                   Scitex Corporation Ltd. (the "Company") is an Israeli corporation which designs, manufactures and markets digital visual information communication systems for the graphic arts, printing and video markets.

              2)   Functional currency

                   The currency of the primary economic environment in which the operations of the Company and most of its subsidiaries are conducted is the U.S. dollar ("dollar"); thus, the dollar is the functional currency of the Company and most of its subsidiaries.

                   For the Company and its subsidiaries whose functional currency is the dollar, transactions and balances denominated in dollars are presented at their original amounts. Gains and losses arising from non-dollar transactions and balances are included in the determination of net income or loss.

                   The financial statements of certain subsidiaries and an entity in which the Company has an equity investments, whose functional currency is their local currency, are translated into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States ("FASB") - "Foreign Currency Translation". Assets and liabilities are translated using year end rate of exchange; results of operations are translated at average exchange rates. The resulting aggregate translation adjustments are reported as a component of shareholders' equity.

                   Condensed nominal Israeli currency data are presented in note 17.

              3)   Use of estimates in the preparation of financial statements

                   The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting years. However, the Company participates in highly competitive markets that are characterized by aggressive pricing practices, downward pressures on gross margins, short product life cycles, rapid technological advances, variable demand patterns on the part of consumers, and changes in the creditworthiness of the Company's customer base. As a result of the dynamic nature of the Company's principal markets, it is at least reasonably possible that the estimates used by the Company to determine its various reserves will be materially different from the actual amounts or results, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

              4)   Accounting principles

                   The financial statements are prepared in accordance with US GAAP.

         b.   Principles of consolidation

              The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.

              Intercompany balances and transactions have been eliminated.

         c.   Cash equivalents

              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Bank deposits with a maturity of more than three months but less than one year are included in short-term investments.

         d.   Investments in marketable securities

              Marketable securities classified as "trading securities" are stated at market value. The change in market value of these securities is included in financial income or expenses.

              An investment in quoted shares of a company, classified as "available for sale securities" is stated at market value. The difference between the market value of the shares and their cost is recorded as a separate component of shareholders' equity.

         e.   Inventories

              Inventories are valued at the lower of cost or market. Cost is determined as follows: components and supplies - on the moving average basis; labor and overhead - on the basis of actual manufacturing costs.

         f.   Equity investments

              These investments are accounted for by the equity method.

         g.   Property, plant and equipment

              These assets are stated at cost and are depreciated by the straight-line method over their estimated useful life.

              Annual rates of depreciation are as follows:



                                                 %
                                               -----
Machinery and equipment                   10-33 (mainly 20)
Building                                  4
Office furniture and equipment            6-20 (mainly 20)
Motor vehicles                            15-25 (mainly 15)


              Leasehold improvements are amortized by the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter.

         h.   Goodwill and other intangible assets

              Goodwill, representing the difference between the cost of the investment in consolidated subsidiaries and the fair value of their underlying net assets at the time of acquisition, and acquired goodwill are amortized by the straight-line method over a period of 5-15 years (mainly 7-10 years).

              Acquired technology and other intangible assets are amortized by the straight-line method over a period of 3-13 years (mainly 3-5 years).

              The Company examines the realizability of goodwill and other intangible assets and the appropriateness of their amortization periods, based on the estimated future undiscounted cash flows derived from those assets. Any impairment loss is recognized in the income statement.

         i.   Recognition of revenue:

              1)   Sale of systems

                   The Company recognizes revenue from sale of its products upon shipment. Cost of sales includes an estimate of costs associated with installation, warranty and training.

              2)   Service revenue

                   Service revenue is recognized ratably over the contractual period or as services are performed.

              3)   Sale of supplies

                   The Company recognizes revenue from sale of supplies upon shipment.

         j.   Research and development

              Research and development costs are charged to income as incurred. Participation received for development of approved projects is recognized as a reduction of expenses as the related cost is incurred (see also note 9a(1)).

         k.   Allowance for doubtful accounts

              The allowance is partly determined for specific accounts doubtful of collection and partly based on statistical analysis of past experience.

         l.   Income taxes

              Deferred income taxes are provided for temporary differences between the assets and liabilities as measured in the financial statements and for tax purposes, at the tax rates expected to be in effect when these differences reverse.

              The Company may incur an additional tax liability in the event of an intercompany dividend distribution; no additional tax has been provided, since it is the Company's policy not to distribute dividends which would result in additional tax liability.

              Taxes which would apply in the event of disposal of investments in subsidiaries and other investees have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments for the long term.

         m.   Derivatives

              Gains and losses on hedges of existing assets or liabilities are recognized in income commensurate with the results from those assets or liabilities. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and included as part of the measurement of the results of the underlying hedged transactions.

         n.   Earnings (loss) per share

              Earnings (loss) per share are computed based on the weighted average number of shares outstanding during each year. Stock options under key employee share incentive and stock option plans have been excluded from the computation because the dilutive effect of such options is immaterial.

         o.   Reclassification

              Certain prior years' amounts have been reclassified to conform with the 1996 presentation.

NOTE 2 - ACQUISITIONS:

One. In September 1995, the Company acquired all of the shares of Abekas Video Systems, Inc., a U.S. corporation, and substantially all of the assets and certain liabilities of Abekas Video Systems Ltd., a U.K. corporation (hereafter collectively - Abekas) for an aggregate consideration of $ 51,432,000 in cash (including $ 1,432,000 - costs related to the acquisition).

An amount of $ 42,977,000 out of the total acquisition cost was attributed to goodwill and other intangible assets and is being amortized over their estimated useful lives.

In October 1995, Abekas (which develops, manufactures and markets video manipulation devices used in high-end video postproduction and broadcast applications) was merged into Scitex Digital Video, Inc. (hereafter -SDV) - a wholly-owned subsidiary in the U.S., formerly known as ImMIX, Inc. (see b. below).

Two. In September 1994, the Company acquired all of the operations of the ImMIX division of a U.S. corporation (which consist of the development, manufacturing and marketing of non-linear digital video editing systems) in consideration of $ 21,607,000 in cash (including $607,000-costs related to the acquisition).

An amount of $ 7,766,000 out of the total acquisition cost was attributed to in-process research and development. Upon acquisition, the technological feasibility of the in-process research and development had not yet been established and the technology being developed had no alternative future use. Therefore, the amount was charged to research and development costs. An amount of $10,314,000 was attributed to goodwill and other intangible assets and is being amortized over their estimated useful lives.


NOTE 3 - INVENTORIES - SYSTEMS AND COMPONENTS:


                                                          December 31
                                                      -------------------
                                                        1996        1995
                                                      -------     -------
                                                         $ in thousands
                                                      -------------------
         Components for manufacturing of systems       53,932      44,320
         Work in process                               14,553      21,826
         Finished products                             50,341      55,570
                                                      -------     -------
                                                      118,826     121,716
                                                      -------     -------
                                                      -------     -------


NOTE 4 - INVESTMENTS AND OTHER NON-CURRENT ASSETS:


                                                                 December 31
                                                             ------------------
                                                              1996       1995
                                                             ------     ------
                                                               $ in thousands
                                                             ------------------
        Equity investments:
         Joint venture company (a)                            3,442      3,799
         Other                                                1,709
        Available for sale investment (b)                     4,778      8,986
        Non-current receivables                               1,095      3,933
        Deferred income taxes (note 12d)                      2,035        225
        Limited partnership - related party - at cost                      650
        Shares at cost and other                              2,055        299
                                                             ------     ------
                                                             15,114     17,892
                                                             ------     ------
                                                             ------     ------



         (a)  Joint venture company:

              1) This item represents an investment in a 50%-owned joint venture company in Japan, composed as follows:


                                                   December 31
                                                ----------------
                                                1996        1995
                                                -----      -----
                                                 $ in thousands
                                                ----------------
         Cost                                   1,922      1,922
         Cumulative currency translation
          adjustments                           1,892      2,404
         Cumulative share in losses - net        (372)      (527)
                                                -----      -----
                                                3,442      3,799
                                                -----      -----
                                                -----      -----



              2) The Company has provided guarantees for bank credit received by the joint venture company - $ 13.5 million at December 31, 1996 and 1995.

         (b)  Available for sale investment

              The Company owns shares in Truevision, Inc. (hereafter-Truevision), a U.S. corporation, purchased in a private placement and through a market transaction for a total consideration of $14,839,000. The shares are traded in the United States. The investment, stated at market value, represents approximately 14% and 15% of Truevision's ordinary share capital at December 31, 1996 and 1995, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Grouped by major classifications, the assets are composed as follows:


                                                         Accumulated depreciation and
                                          C o s t               amortization
                                       ----------------- ----------------------------
                                         December 31             December 31
                                       ----------------- ----------------------------
                                        1996      1995         1996      1995
                                       -------   -------      -------   -------
                                        $ in thousands          $ in thousands
                                       ----------------- ----------------------------
      Machinery and equipment          185,284   187,732      126,658   115,196
      Building (including land)          8,755     8,755        1,364     1,086
      Leasehold improvements            27,160    24,977       22,369    19,705
      Office furniture and equipment    30,140    23,988       17,248    13,559
      Motor vehicles                     4,701     4,960        2,479     2,496
                                       -------   -------      -------   -------
                                       256,040   250,412      170,118   152,042
                                       -------   -------      -------   -------
                                       -------   -------      -------   -------


         Depreciation and amortization of property, plant and equipment totaled $ 32,975,000, $ 30,433,000 and $ 24,308,000 in 1996, 1995 and 1994,
         respectively.


NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS:


                                                         December 31
                                                      -----------------
                                                       1996      1995
                                                      -------   -------
                                                       $ in thousands
                                                      -----------------
         Original amount:
          Goodwill in consolidated subsidiaries and
           acquired goodwill                          *98,704   112,709
          Acquired technology and other intangible
           assets                                      20,509    26,010
                                                      -------   -------
                                                      119,213   138,719
         L e s s - accumulated amortization:
          Goodwill in consolidated subsidiaries and
           acquired goodwill                          *30,109    31,432
          Acquired technology and other intangible
           assets                                       8,994     5,748
                                                      -------   -------
                                                       39,103    37,180
                                                      -------   -------
                                                       80,110   101,539
                                                      -------   -------
                                                      -------   -------



* In 1996, an amount of $ 18,200,000 - representing the amortized balance of goodwill arising from the acquisition of a subsidiary - was written off (see also note 1m). The amount of write-off was included among restructuring costs as detailed in note 11.

NOTE 7 - ACCRUED LIABILITIES AND OTHER:


                                                           December 31
                                                        ----------------
                                                         1996      1995
                                                        -------  -------
                                                          $ in thousands
                                                        ----------------
         Employees and related liabilities               27,766   32,999
         Taxes on income, net of advances                 7,296   20,675
         Advances from customers                         11,285   13,132
         Allowance in respect of sales financed
          by third parties (see note 9b(1))              20,933   12,604
         Accrued restructuring costs (see note 11)       23,124   12,182
         Other accrued expenses and sundry               61,824   63,996
                                                        -------  -------
                                                        152,228  155,588
                                                        -------  -------
                                                        -------  -------



NOTE 8 - EMPLOYEE RIGHTS UPON RETIREMENT:

One. Virtually the entire liability for severance pay for Israeli employees, pursuant to Israeli law and employment agreements, is funded with severance pay and pension funds and with policies issued by insurance companies (principally with an affiliate of two of the major shareholders of the Company) for which the Company makes monthly payments. Since the control and management of these funds is independent of the Company, the amounts funded are not reflected in the balance sheets. The amounts not funded as above are included among accrued liabilities.

Two. The U.S. subsidiaries offer a 401(k) matching plan to all eligible employees. The U.S. subsidiaries' matching contribution ranges from 50% to 200% of a participant's contribution, depending upon years of service, up to a maximum of 3% of a participant's qualifying earnings.

Three. Substantially all of the European subsidiaries make contributions to pension plans administered by insurance companies. Since the control and management of these funds are independent of the European subsidiaries, the amounts funded are not included in the balance sheets. The amounts not funded are included among accrued liabilities.

Four.    Severance pay, pension and defined contribution plan expenses totaled
         $ 16,414,000, $ 18,130,000 and $ 17,090,000 in 1996, 1995 and 1994,
         respectively. In addition, employee termination benefits in the amounts of $ 18,000,000 and $ 17,000,000 in 1996 and 1995, respectively, were included in restructuring costs (see note 11).

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

One.     Commitments:

         1)   Royalty commitments:

              (a) The Company is committed to pay royalties to the Government of Israel on proceeds from sale of products in the research and development of which the Government participates by way of grants, up to the amount of the grants received (in dollar terms); for certain projects, which were approved prior to January 1, 1994, the limit is up to 150% of the grants received. At the time the participations were received, successful development of the related projects was not assured. Through December 31, 1995, royalty rates varied from 2% to 3%. As from January 1, 1996, under the Research and Development Encouragement Regulations which were published in June 1996, the royalty rates were changed to 3%-6%.

                   At December 31, 1996, the maximum contingent royalty payable is $43 million.

              (b) The Company is obligated to pay royalties to certain parties, based on agreements which allow it to use technologies developed by these parties. Such royalties are based on the revenues from sales of products which incorporate these technologies or on quantities of such products sold.

         2)   Lease commitments

              Most of the premises occupied by the Company and its subsidiaries are rented under various lease agreements. Most of the premises in Israel are leased from an affiliate of two of the major shareholders of the Company.

                   Minimum lease commitments of the Company and its subsidiaries under the above leases (net of amounts provided in "accrued restructuring costs") at rates in effect in December 1996, are as follows:


                                                           $ in thousands
                                                         -------------------
                       Year ending December 31:
                           1997                               13,262
                           1998                               10,059
                           1999                                8,244
                           2000                                7,345
                           2001                                7,342
                           2002 and thereafter                34,716


                   The rental payments for the premises in Israel, which constitute approximately 26% of the above amounts, are payable in Israeli currency linked partially to the Israeli consumer price index (hereafter - the Israeli CPI), and partially to the dollar.

                   Rental expense totaled $ 16,523,000, $ 14,499,000 and $
                   13,436,000 in 1996, 1995 and 1994, respectively; in 1996, an additional amount of $ 9,600,000 is included in restructuring costs (see Note 11).

Two.     Contingent liabilities:

         1) Certain subsidiaries of the Company have entered into agreements with third-party financing companies (hereafter - the agreements) under which long-term financing (generally five years) is provided to customers in connection with the purchase of the Company's equipment.

                   Under the terms of the agreements, the third-party financing companies have recourse against the subsidiaries in an amount equal to either a fixed amount established at the time of financing or a percentage of the outstanding balance, including interest, owed by the customers to the financing company. Commencing 1996, the Company provides letters of credit to the major financing company in amounts equivalent to 30% of the original amount of the transactions.

                   During the years ended December 31, 1996, 1995 and 1994, approximately $ 90,500,000, $ 113,200,000 and $ 148,800,000, respectively, of revenues were financed under these agreements. At December 31, 1996, the subsidiaries were contingently liable to the financing companies for approximately 16%-20% of the outstanding balance of $ 247 million, subject to estimated default rates, remarketing proceeds and other factors, as described in the agreements.

                   The subsidiaries have established provisions ($ 20,933,000 and $ 12,604,000 at December 31, 1996 and 1995, respectively) for potential losses which may be incurred in the event of default under the agreements. The level of provisions is determined based upon an analysis of the individual transactions and past experience.

         2) The Company and certain of its present and former officers and directors are defendants in a class action lawsuit, filed in December 1995 in the United States, alleging violations of certain provisions of federal securities law with respect to certain reports of the Company's results of operations during the period May 1994 to November 1995. The Company has and continues to believe that the claims asserted have no merit.

                   In March 1997, the Company entered into a settlement, subject to court approval, a substantial portion of which would be covered by its insurance carrier. The settlement, net of insurance coverage, is not material and has been accrued in the accompanying financial statements.

         3) In April and May of 1996, four lawsuits with similar allegations (which purport to be class actions) were filed against the Company, a number of the Company's current and former directors and certain other individuals. The suits generally allege that the defendants breached fiduciary duties to the Company's shareholders in responding to a purported offer to buy the Company. The Company has and continues to believe that the claims asserted have no merit.

                   In March 1997, the Company entered into a settlement, subject to court approval, for the payment of the plaintiffs' legal fees and expenses, a substantial portion of which would be covered by its insurance carrier, as well as agreement to certain other conditions regarding the composition of the Board of Directors and committees thereof. The settlement, net of insurance coverage, is not material and has been accrued in the accompanying financial statements.

         4) Lawsuits have been lodged against the Company in the ordinary course of business. The Company intends to defend itself vigorously against those lawsuits. Management does not expect that the Company will incur substantial expenses in respect thereof; therefore, no provision has been made for the lawsuits.


NOTE 10 - SHAREHOLDERS' EQUITY:

One.     Authorized, issued and outstanding shares:

         1) The Company's shares are traded in the United States on The Nasdaq Stock Market under the symbol SCIXF.

         2) The number of shares stated as issued and outstanding (42,808,518 ordinary shares at December 31, 1996 and 1995) does not include unpaid 43,950 ordinary shares - which were allotted to a trustee in the implementation of a share option plan. These shares, until paid, have no voting rights or rights to cash dividends and accordingly are not treated as outstanding for accounting purposes.

Two.     Share incentive and stock option plans:

         1)   The Company has two current share incentive and stock option plans
              - the Scitex Israel Key Employee Share Incentive Plan 1991, mainly for officers and other key employees of the Company, and the Scitex International Key Employee Stock Option Plan 1991 (As Amended, 1995), mainly for officers and other key employees of non-Israeli subsidiaries. Option awards may be granted under the Plans up to September 2001. The maximum term of an option may not exceed ten years.

                   The exercise price per share under each plan is determined by a committee, which consists of members of the Board of Directors, subject to guidelines determined by the Board.

                   The difference, if any, between the quoted market price of the shares on the date of the award of the options and the exercise price of such options is charged to income over the expected service periods (usually - four years). The amount of the difference is correspondingly credited to capital surplus.

         2) The Company accounts for its share incentive and stock option plans (the "plans") using the treatment prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost for employee stock option plans is measured using the intrinsic value based method of accounting.

                   In October 1995, the FASB issued Statement No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement, effective as of the 1996 financial statements, established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method of accounting for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

                   The Company has elected to continue applying the provisions of APB 25 and has accordingly complied with the disclosure requirements set forth in SFAS 123 for companies electing to apply APB 25.

                   Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted during 1996 (in 1995 no awards were granted) under the plans consistent with the method of SFAS 123, the Company's loss and loss per share for 1996 would have increased to the pro-forma amounts indicated below:


                                                          As reported   Pro-forma
                                                          -----------   ---------
                        Loss - in thousands of dollars     (178,279)    (180,124)
                                                          -----------   ---------
                                                          -----------   ---------
                        Loss per share - in dollars           (4.16)       (4.21)
                                                          -----------   ---------
                                                          -----------   ---------


         3) The total number of options authorized under the plans is as follows:


                                                             December 31
                                                        ---------------------
                                                          1996         1995
                                                        ---------   ---------
                                                          Number of options
                                                        ---------------------
                        Available for future awards     1,299,750   1,972,525
                        Granted                         2,389,350   1,716,575
                        Exercised and paid                 60,900      60,900
                                                        ---------   ---------
                                                        3,750,000   3,750,000
                                                        ---------   ---------
                                                        ---------   ---------


         The options granted are exercisable in purchase of shares as follows:


                                                             December 31
                                                        ----------------------
                                                          1996        1995
                                                        ---------   ---------
                                                           Number of shares
                                                        ----------------------
                        At balance sheet date             907,261     902,649
                        During first year thereafter      691,100     461,398
                        During second year thereafter     179,864     289,228
                        During third year thereafter      502,311      63,300
                        During fourth year thereafter     108,814
                                                        ---------   ---------
                                                        2,389,350   1,716,575
                                                        ---------   ---------
                                                        ---------   ---------

                   The rights to exercise options are generally conditional upon continuous employment by the Company.

         4) A summary of the status of the Company's plans at December 31, 1996, 1995 and 1994, and changes during the years ended on those dates, is presented below:


                                                Year  ended  December 31
                             ----------------------------------------------------------------
                                    1996                 1995                  1994
                             --------------------  ------------------    --------------------
                                         Weighted            Weighted               Weighted
                                         average             average                average
                                         exercise            exercise               exercise
                               Number     price    Number     price      Number      price
                             ---------- --------- --------- ---------   ---------  ---------
                                            $                   $                      $
Options outstanding at
 beginning of year            1,716,575   20.75   1,970,975   20.75     1,873,800    21.53
Changes during the year:
 Granted                      1,596,250   14.72                           500,250    18.31
 Exercised                                          (19,000)  19.75
 Forfeited                     (923,475)  18.86    (235,400)  20.83      (403,075)   21.31
                              ---------  ------   ---------  ------     ---------   ------
Options outstanding at end
 of year                      2,389,350   17.46   1,716,575   20.75     1,970,975    20.75
                              ---------  ------   ---------  ------     ---------   ------
                              ---------  ------   ---------  ------     ---------   ------
Options exercisable at end
 of year                        907,261   20.84     902,649   21.89       325,390    23.05
                              ---------  ------   ---------  ------     ---------   ------
                              ---------  ------   ---------  ------     ---------   ------

                   The weighted average fair value of options granted during 1996 is $ 3.22

                   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of $ 0.39 per share for all years (based on the actual 1996 dividend); expected volatility of 14.44%; risk-free interest rates of 5.5%; and expected lives of 2.17 years.

         5) The following table summarizes information about options outstanding at December 31, 1996:


                          Options  outstanding                   Options exercisable
                ---------------------------------------------  ------------------------
     Range of        Number           Weighted       Weighted     Number       Weighted
     exercise    outstanding at   average remaining  average   exercisable at   average
      prices      December 31,    contractual life   exercise   December 31,   exercise
                      1996                            price        1996          price
--------------- ---------------   ----------------- ---------  --------------  ---------
        $                             years             $                          $
     14 to 15      1,269,250           9.1            14.72        23,500        14.38
     17 to 20        885,150           7.2            19.18       648,811        19.30
     25 to 26        234,950           5.1            25.73       234,950        25.73
                   ---------                                      -------
                   2,389,350           8.0            17.46       907,261        20.84
                   ---------                                      -------
                   ---------                                      -------


Three.   Retained earnings

         The distribution of cash dividends in the amount of approximately
         $ 126,000,000 out of retained earnings of $ 143,894,000 as of December 31, 1996 would subject the Company to payment of 15% or 20% tax on the amount distributed, effectively reducing the dividend distribution by the amount of the tax (see note 12a(1)).

NOTE 11 - RESTRUCTURING COSTS

         In 1996 and 1995, the Company recorded restructuring charges of $ 56.1 million and $ 22.0 million, respectively. The restructuring consisted of a series of planned actions within the Graphic Arts Group (the "Group") to address changes in market conditions and were aimed at restoring the Group to profitability. The 1995 restructuring charge primarily involved a workforce reduction of approximately 250 employees. The 1996 charge consists of a planned workforce reduction of approximately 400 employees (mainly in the U.S., Europe and Israel), the closing of certain facilities in the U.S. and Europe and the disposition of assets that are no longer required due to changes in plans. In addition, goodwill impairment was recognized for the effect of decisions regarding certain product lines. Most of the restructuring activities are expected to be completed during 1997.

         The components of the 1996 and 1995 restructuring charges are as follows:


                                                   Year ended
                                                   December 31
                                                 ----------------
                                                  1996      1995
                                                 ------    ------
                                                  $ in thousands
                                                 ----------------
              Employee termination benefits      18,000    17,000
              Facility closure and excess
               purchase commitments              12,200
              Goodwill impairment                18,200
              Other asset write downs             7,700     5,000
                                                 ------    ------
                                                 56,100    22,000
                                                 ------    ------
                                                 ------    ------


         Movement in accrued restructuring costs during 1995 and 1996 was as follows:



                                                Employee     Facility
                                               termination   closure
                                                benefits     and other     Total
                                               -----------   ---------    -------
                                                         $ in thousands
                                               ----------------------------------
              1995:
               Restructuring charges             17,000                    17,000
               Payments during 1995              (4,818)                   (4,818)
                                                -------                   -------
               Balance at December 31, 1995      12,182                    12,182

              1996:
               Restructuring charges             18,000      12,200        30,200
               Payments during 1996             (16,740)     (1,118)      (17,858)
               Adjustments                                   (1,400)       (1,400)
                                                -------      ------       -------
               Balance at December 31, 1996      13,442       9,682        23,124
                                                -------      ------       -------
                                                -------      ------       -------



         Although the Company believes that the restructuring activities were necessary, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.


NOTE 12 - TAXES ON INCOME:

One.     The Company and its Israeli subsidiaries:

         1) Tax benefits under the Law for the Encouragement of Capital Investments, 1959

                   The Company's production facilities in Israel have been granted "approved enterprise" status under the above law. The main benefit arising from such status is the reduction in tax rates on income derived from "approved enterprises". The Company is also a "foreign investors' company" as defined by that law and as such is entitled to a ten-year period of benefits and to an additional reduction in tax rates to 15% or 20% (based on the percentage of foreign shareholding in each tax year).

                   For "approved enterprises", income derived therefrom is tax exempt for a period of four years out of the ten-year period of benefits. Based on the percentage of foreign shareholding in the Company, income derived during the remaining six years of benefits is taxable at the rate of 15% or 20% (as described above). The period of benefits relating to the "approved enterprises" will expire in the years 1997 through 2001.

                   In the event of distribution of cash dividends from income which was tax exempt as above, the Company would have to pay the 15% or 20% tax in respect of the amount distributed.

                   The approved portion of production facilities of the Company approximates 74% in 1996, 76% in 1995, and 89% in 1994.

                   The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises". In the event of failure to comply with these conditions, the benefits may be cancelled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

         2) Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the Inflationary Adjustments Law)

                   Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI, or in the exchange rate of the dollar for a "foreign investment company". The Company and its Israeli subsidiaries elected to measure their results on the basis of the changes in the Israeli CPI.

         3) Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969

                   The Company is an "industrial company" as defined by this law and as such is entitled to certain tax benefits, mainly accelerated depreciation of machinery and equipment as prescribed by regulations published under the Inflationary Adjustments Law, the right to claim public issuance expenses and amortization of patents and other intangible property rights as a deduction for tax purposes.

         4)   Tax rates applicable to income from other sources in Israel

                   Income not eligible for "approved enterprise" benefits mentioned in (1) above is taxed at the regular rate: 1996 and thereafter - 36%; 1995 - 37%; 1994 - 38%.

Two.     Non-Israeli subsidiaries:

         1) Non-Israeli subsidiaries are taxed based upon tax laws in their countries of residence.

         2) The U.S. subsidiaries file a consolidated tax return in the United States. Therefore, the tax provision is calculated on a consolidated tax return basis.

Three.   Carryforward tax losses and deductions

                   Carryforward tax losses and deductions of the Company and its subsidiaries approximated $ 197 million at December 31, 1996. Substantially all of the carryforward amounts have no expiration date.

Four.    Deferred income taxes:


                                                                  December 31
                                                               ----------------
                                                                1996      1995
                                                               ------    ------
                                                                $ in thousands
                                                               ----------------
              1)   Provided in respect of the following:
                   Allowance for doubtful accounts             20,647    18,013
                   Carryforward tax losses                     32,974     9,918
                   Inventories                                  7,696     4,091
                   Accrued liabilities and deferred income      8,785     7,424
                   Other                                        3,971     2,311
                                                               ------    ------
                                                               74,073    41,757
                   L e s s - valuation allowance               56,398    11,200
                                                               ------    ------
                                                               17,675    30,557
                                                               ------    ------
                                                               ------    ------

              2)   Deferred taxes are included in the
                   balance sheets as follows:
                   Current assets                              15,763    30,542
                   Non-current assets                           2,035       225
                   Long-term liabilities                         (123)     (210)
                                                               ------    ------
                                                               17,675    30,557
                                                               ------    ------
                                                               ------    ------

         3) As stated in a(1) above, most of the Company's income is tax exempt due to the approved enterprise status granted to the Company's production facilities. The Company has decided to permanently reinvest the amount of the said tax exempt income, and not to distribute such income as dividends. Accordingly, no deferred income taxes have been provided in respect of the said tax exempt income.

Five.    Taxes on income (tax benefit) included in the income statements:

         1)   As follows:


                                                  Year ended December 31
                                               -----------------------------
                                                 1996     1995        1994
                                               -------   -------     -------
                                                     $ in thousands
                                               -----------------------------
               Current:
                Israeli                          3,353    (3,894)     4,865
                Non-Israeli                    (17,935)    3,240     11,618
                                               -------   -------     -------
                                               (14,582)     (654)    16,483
               Deferred, see d. above:
                Israeli                             42    (4,877)       263
                Non-Israeli                     12,840    (7,933)    (5,010)
                                               -------   -------     -------
                                                12,882   (12,810)    (4,747)
                                               -------   -------     -------
                                                (1,700)  (13,464)    11,736
                                               -------   -------     -------
                                               -------   -------     -------

         2) Following is a reconciliation of the theoretical tax expense (benefit), assuming all income is taxed at the regular tax rate applicable to Israeli corporations (see a(4) above) and the actual tax expense:

                                                         Year ended December 31
                                                      ------------------------------
                                                        1996       1995        1994
                                                      --------    -------    -------
                                                              $ in thousands
                                                      ------------------------------
         Income (loss) before taxes on income         (180,133)   (46,852)    79,320
                                                      --------    -------    -------
                                                      --------    -------    -------
         Theoretical tax (tax benefit) on the
             above amount                              (64,848)   (17,335)    30,142
         L e s s - effect of lower tax rate for
             "approved enterprises"                     22,127      9,057     (5,522)
                                                      --------    -------    -------
                                                       (42,721)    (8,278)    24,620
         Increase (decrease) in taxes resulting
             from different tax rates - net             (2,608)      (855)     1,433
         Increase in taxes resulting from
             permanent differences - primarily
             non-deductible amortization and
             other expenses                              3,141      4,808      3,347
         Reversal of prior years' income tax
             provisions                                 (1,600)   (14,748)
         Change in valuation allowance                  45,198      7,129        493
         Decrease in taxes arising from
             differences between non-dollar
             currencies income and dollar
             income - net*                              (3,110)    (1,520)   (18,157)
                                                      --------    -------    -------
         Actual tax expense (benefit)                   (1,700)   (13,464)    11,736
                                                      --------    -------    -------
                                                      --------    -------    -------
         Per share effect of "approved                $  (0.52)  $  (0.21)   $  0.13
             enterprise" benefits                     --------    -------    -------
                                                      --------    -------    -------

* Resulting mainly from the difference between the changes in the Israeli CPI (the basis for computation of taxable income of the Company and its Israeli subsidiaries, see a(2) above) and the changes in the exchange rate of the Israeli currency relative to the dollar.

Six.     Income (loss) before taxes on income:

                           Year ended December 31
                       -----------------------------
                         1996        1995      1994
                       --------    -------    ------
                               $ in thousands
                       -----------------------------
         Israeli        (83,058)   (33,546)   77,705
         Non-Israeli    (97,075)   (13,306)    1,615
                       --------    -------    ------
                       (180,133)   (46,852)   79,320
                       --------    -------    ------
                       --------    -------    ------

Seven.   Tax assessments

              The Company has received final tax assessments through the 1990 tax year.

              The tax returns of the U.S. subsidiaries and the main European subsidiary have been audited by the tax authorities through the 1991 tax year.

NOTE 13 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

One.     General

              The Company operates internationally, which gives rise to significant exposure to market risks, mainly from changes in foreign exchange rates. Derivative financial instruments (hereafter - derivatives) are utilized by the Company to reduce these risks. The Company does not hold or issue financial instruments for trading purposes.

              The Company is exposed to losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, since the counterparties are major Israeli and European banks and major U.S. brokers. The Company does not require or place collaterals for these financial instruments.

Two.     Foreign exchange risk management

              The Company enters into forward exchange contracts and purchases currency options to hedge existing non-dollar assets and liabilities as well as certain firm sale and purchase commitments.The Company also purchases currency options to hedge anticipated sales planned for the coming year, which are expected to be denominated in non-dollar currencies. The Company writes currency options as part of its hedging policy. The terms of all of these currency derivatives are shorter than one year.

              The net premiums paid for currency options are presented in the balance sheets among prepaid expenses and charged to financial expenses over the terms of the options.

              The amounts relating to foreign currency derivatives are as follows:

                                                                      Notional amount
                                                                     -----------------
                                                                        December 31
                                                                     -----------------
                                                                       1996     1995
                                                                     -------   -------
                                                                        $ in millions
                                                                     -----------------
S>
              Forward contracts - for conversion of non-dollar
               currencies into dollars                                  86       149
                                                                     -------   -------
                                                                     -------   -------
              Options purchased                                         -,-       32
                                                                     -------   -------
                                                                     -------   -------
              Options written                                           -,-       36
                                                                     -------   -------
                                                                     -------   -------

Three.   Concentrations of credit risk

              At December 31, 1996 and 1995, the Company held cash and cash equivalents in the total amount of $ 90,050,000 and $ 92,326,000, respectively, most of which were deposited with major Israeli, European and U.S. banks. Most of the marketable securities held by the Company are debt securities of the U.S. Treasury, the Government of Israel and highly rated corporations. Therefore, the Company does not anticipate any credit losses in respect of these items.

              Most of the Company's sales are made in the United States and in Europe, to a large number of customers. Consequently, the exposure to concentrations of credit risks relating to individual customer receivables is limited. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers in Europe and in the United States. In respect of certain sales to customers in emerging economies, the Company requires letters of credit.

Four.    Fair value of financial instruments

              The financial instruments of the Company and its subsidiaries consist mainly of non-derivative assets: cash and cash equivalents, short and long-term investments, current and non-current accounts receivable, and non-derivative liabilities: short-term bank credit, accounts payable and accrued liabilities and long-term liabilities.

              In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amount. The fair value of non-current receivables and long-term liabilities also approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

              The fair value and the carrying amount of derivatives at December 31, 1996 and 1995 was approximately $(1.0) million and $1.2 million, respectively. The fair value of the derivatives generally reflects the estimated amounts that the Company would receive or pay upon termination of the contracts at the reporting dates.


NOTE 14 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES:


                                    December 31, 1996     December 31, 1995
                                 ---------------------- ----------------------
                                  Assets   Liabilities   Assets    Liabilities
                                 --------  ------------ -------   ------------
                                     $ in thousands        $ in thousands
                                 ---------------------- ----------------------
Israeli currency (a):
 Unlinked                          10,939    15,583       9,749      20,533
                                  -------    ------     -------      ------
                                  -------    ------     -------      ------
 Linked (b)                         1,057                    72
                                  -------               -------
                                  -------               -------
Other non-dollar currencies (c)   116,797    50,566     196,030      50,698
                                  -------    ------     -------      ------
                                  -------    ------     -------      ------



         (a) The above does not include balances in Israeli currency linked to the dollar.

         (b)  To the Israeli CPI.

         (c) As to hedging transactions entered into by the Company in order to maintain the dollar value of net assets in non-dollar currencies - see note 13.

NOTE 15 - SELECTED INCOME STATEMENT DATA:

One.     Revenues:

         1)   Geographic area segment data

                   The following data present revenues and operating income
                   (loss) according to the geographic location in which the revenues and operating income (loss) were generated.

                   Unaffiliated customers are customers outside the Company and its consolidated subsidiaries.

                   Identifiable assets are those assets employed in, or associated with, generating those revenues.

                                                                                              Total
                                  Israel and other  United States  Europe  Eliminations    consolidated
                                  ----------------  -------------  ------  ------------    ------------
                                                           $ In thousands
                                  ---------------------------------------------------------------------
Year ended December 31, 1996:
 Revenues from unaffiliated
  customers                          *103,049        **276,662     177,465                    557,176
 Inter-area revenues from
  unaffiliated customers               15,590          122,200          82                    137,872
                                     --------        ---------     -------                   --------
 T o t a l revenues from              118,639          398,862     177,547                    695,048
   unaffiliated customers
 Intercompany revenues
   between geographical areas         115,503           45,808         709   (162,020)
                                     --------        ---------     -------   --------        --------
                                      234,142          444,670     178,256   (162,020)        695,048
                                     --------        ---------     -------   --------        --------
                                     --------        ---------     -------   --------        --------
 Operating income (loss)              (97,531)         (69,167)    (23,214)     5,335        (184,577)
                                     --------        ---------     -------   --------        --------
                                     --------        ---------     -------   --------        --------
Year ended December 31, 1995:
 Revenues from unaffiliated
  customers                          *105,595        **302,564     257,028                    665,187
 Inter-area revenues from
  unaffiliated customers                  627           64,065         408                     65,100
                                     --------        ---------     -------                   --------
 T o t a l revenues from
  unaffiliated customers              106,222          366,629     257,436                    730,287
 Intercompany revenues
  between geographical areas          206,640           57,700         117   (264,457)
                                     --------        ---------     -------   --------        --------
                                      312,862          424,329     257,553   (264,457)        730,287
                                     --------        ---------     -------   --------        --------
                                     --------        ---------     -------   --------        --------
 Operating income (loss)              (61,376)           4,670      (4,347)     6,747         (54,306)
                                     --------        ---------     -------   --------        --------
                                     --------        ---------     -------   --------        --------
Year ended December 31, 1994:
 Revenues from unaffiliated
  customers                           *93,373        **354,010     223,803                    671,186
 Inter-area revenues from
  unaffiliated customers                2,607           30,345                                 32,952
                                     --------        ---------     -------                   --------
 T o t a l revenues from
  unaffiliated customers               95,980          384,355     223,803                    704,138
 Intercompany revenues
  between geographical areas          219,727           28,344         345   (248,416)
                                     --------        ---------     -------   --------        --------
                                      315,707          412,699     224,148   (248,416)        704,138

 Operating income (loss)               54,575           (1,374)      5,209     12,671          71,081
                                     --------        ---------     -------   --------        --------
                                     --------        ---------     -------   --------        --------

* Mainly export sales to a 50%-owned joint venture company in Japan aggregating $ 56,604,000, $ 57,725,000 and $ 52,665,000 in 1996, 1995 and
    1994.

** Including sales to a 50%-owned joint venture company in Japan aggregating $ 5,661,000, $ 2,681,000 and $ 1,581,000 in 1996, 1995 and 1994, respectively.

                                      December 31
                                    -----------------
                                     1996      1995
                                    -------   -------
                                     $ in thousands
                                    -----------------
         Identifiable assets:
          Israel and other          236,893   230,910
          United States             334,230   457,993
          Europe                    133,611   231,928
                                    -------   -------
                                    704,734   920,831
                                    -------   -------
                                    -------   -------

                                                       Year ended December 31
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------   -------  -------
                                                           $ in thousands
                                                     --------------------------
         2)   Revenues by destination:
                   United States                     284,143   302,992  356,467
                   Europe                            238,679   296,269  243,540
                   Japan                             110,211    71,504   60,849
                   Other                              62,015    59,522   43,282
                                                     -------   -------  -------
                                                     695,048   730,287  704,138
                                                     -------   -------  -------
                                                     -------   -------  -------
Two.     Research and development costs - net:
                   Expenses incurred*                 84,344    83,545   82,551
                   L e s s - royalty-bearing
                     participations from the
                   Government of Israel
                     (note 9a(1)(a))                  11,549     9,883    9,293
                                                     -------   -------  -------
                                                      72,795    73,662   73,258
                                                     -------   -------  -------
                                                     -------   -------  -------
                   * Including acquired in-process
                     research and development                             7,766
                                                                        -------
                                                                        -------
Three.   Selling, general and administrative
                   expenses:
                   Selling                           124,182   135,821  141,674
                   General and administrative*       146,380   118,749   72,531
                                                     -------   -------  -------
                                                     270,562   254,570  214,205
                                                     -------   -------  -------
                                                     -------   -------  -------
                   * Including net change in
                     allowance for doubtful
                     accounts and direct
                     write-off of bad debts           70,235    46,800    8,600
                                                     -------   -------  -------
                                                     -------   -------  -------


                                                          Year ended December 31
                                                          ----------------------
                                                          1996     1995    1994
                                                          -----   ------  ------
                                                             $ in thousands
                                                          ----------------------
Four.    Financial income - net:
              Income:
                   Interest                               6,648   11,074  11,032
                   Realized and unrealized gain on
                    trading marketable securities -
                    net                                     893    3,741     601
                   Non-dollar currency gains and
                    losses - net                          1,071
                                                          -----   ------  ------
                                                          8,612   14,815  11,633
              Expenses:
                   Interest                               1,846    3,079   2,550
                   Bank charges                           1,012      935     948
                   Cost of hedging transactions           1,071      352   2,373
                   Non-dollar currency gains and
                    losses - net                                     520     297
                                                          -----   ------  ------
                                                          3,929    4,886   6,168
                                                          -----   ------  ------
                                                          4,683    9,929   5,465
                                                          -----   ------  ------
                                                          -----   ------  ------

NOTE 16 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

One. The Company and its subsidiaries have concluded financial transactions with related parties, mainly banks, in the ordinary course of business.

Two. The Company has conducted foreign currency transactions with an affiliate of two of its shareholders.

Three. The Company has purchased certain insurance policies from insurance companies which are affiliates of two of the Company's major shareholders. The insurance premium paid was $ 2,500,000 in each of the years 1996, 1995 and 1994.

Four. Sales to related parties (not including a 50%-owned joint venture company in Japan) in 1996, 1995 and 1994 aggregated $ 1,404,000, $ 7,200,000 and $ 2,400,000, respectively.

Five. The Company had trade receivables from a 50%-owned joint venture company in Japan totalling $ 15,659,000 and $ 24,258,000 at December 31, 1996 and 1995, respectively.

Six.     See also notes 8, 9a(2) and 15a.

NOTE 17 - NOMINAL DATA OF THE COMPANY

         a.   Balance sheet data



                                                            Nominal NIS in thousands
                                                            ------------------------
                                                                  December 31
                                                            ------------------------
                                                               1996         1995
                                                            ---------    ---------
                                  Assets
             Current assets:
              Cash and cash equivalents                        90,336      103,278
              Short-term investments                          122,690      168,462
                                                            ---------    ---------
               T o t a l cash and short-term
                investments                                   213,026      271,740

              Accounts receivable:
               Trade                                           60,688      101,999
               Consolidated Companies                       1,474,683    1,445,783
               Government of Israel                            15,421       42,094
               Other receivables                               28,727       35,022
               Inventories                                    122,832      117,910
               Prepaid expenses                                 2,532        3,038
                                                            ---------    ---------
                                                            1,917,909    2,017,586
             Investment and other non-current assets:
              Investment in consolidated companies            619,455      846,063
              Investment in associated companies and in
               limited partnership                             14,152        6,059
              Other investment                                 47,253       42,988
              Deferred income taxes                               719          706
              Long-term receivables                                             48
                                                            ---------    ---------
                                                              681,579      895,864

             Property, plant and equipment:
              Cost                                            220,952      203,323
              L e s s  - accumulated depreciation and
               amortization                                   144,508      119,448
                                                            ---------    ---------
                                                               76,444       83,875

             Goodwill and other intangible assets, net of
              accumulated amortization                         23,972       30,967
                                                            ---------    ---------
                                                            2,699,904    3,028,292
                                                            ---------    ---------
                                                            ---------    ---------


                                                            Nominal NIS in thousands
                                                            ------------------------
                                                                  December 31
                                                            ------------------------
                                                               1996         1995
                                                            ---------    ---------
                   Liabilities and shareholders' equity
              Current liabilities:
               Short-term bank credit and current
                maturities of long-term liabilities             2,209        3,389
               Accounts payable and accruals:
                Trade                                          52,748       77,877
                Consolidated companies                        828,142      557,463
                Other                                         230,422      273,017
                                                            ---------    ---------
                                                            1,113,521      911,746
               Capital note                                       410          410
                                                            ---------    ---------
                T o t a l  - commitments                    1,113,931      912,156
              Shareholders' equity                          1,585,973    2,116,136
                                                            ---------    ---------
                                                            2,699,904    3,028,292
                                                            ---------    ---------
                                                            ---------    ---------


         b.   Statement of operations data:


                                                            Nominal NIS in thousands
                                                            ------------------------
                                                               1996         1995
                                                            ---------    ---------
              Revenues from sales and service                 659,859    1,024,592
              Cost of sales and service                       597,699      645,395
                                                            ---------    ---------
              Gross profit                                     62,160      379,197
              Research and development costs - net            141,488      156,655
                                                            ---------    ---------
                                                              (79,328)     222,542
              Selling, general and administrative
               expenses                                       167,221      304,064
                                                            ---------    ---------
              Operating loss                                 (246,549)     (81,522)
              Financial income - net                           56,941       34,263
              Other expenses -net                             (19,159)      (4,487)
                                                            ---------    ---------
              Loss before taxes on income                    (208,767)     (51,746)
              Taxes on income                                     152      (10,726)
                                                            ---------    ---------
              Loss from operations of
               the company                                   (208,919)     (41,020)
              Share in income (losses) of equity
               investments - net                             (267,432)       9,785
                                                            ---------    ---------
              Net income (loss) - nominal                    (476,351)     (31,235)
                                                            ---------    ---------
                                                            ---------    ---------


         c.   Changes in shareholders' equity:


                                                              Nominal NIS in thousands
                                                     -----------------------------------------
                                                      Share    Capital   Retained
                                                     capital   surplus   earnings      Total
                                                     -------   -------   ---------   ---------
              Balance at January 1, 1995              5,135    640,665   1,561,514   2,207,314
              Changes during 1995:
               Net income (loss)                                           (31,235)    (31,235)
               Employee stock options exercised
                and paid                                  2      7,987                   7,989
               Dividend                                                    (68,110)    (68,110)
               Exchange difference in value of
                dividend declared in 1994                                      178         178
                                                     -------   -------   ---------   ---------
              Balance at December 31, 1995            5,137    648,652   1,462,347   2,116,136

              Changes during 1996:
               Net income (loss)                                          (476,351)   (476,351)
               Dividend                                                    (54,062)    (54,062)
               Exchange differences in value of
                dividend declared in 1995                                      250         250
                                                     -------   -------   ---------   ---------
              Balance at December 31, 1996            5,137    648,652     932,184   1,585,973
                                                     -------   -------   ---------   ---------
                                                     -------   -------   ---------   ---------



                                 ---------------
                              --------------------
                                 ---------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PEC Israel Economic Corporation

                                  By:   s/ JAMES I. EDELSON
                                     --------------------------------
DATE: July 30, 1999                       James I. Edelson
                                     EXECUTIVE VICE PRESIDENT AND
                                             SECRETARY