Form 10-K/A
period 1997-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-07-30
CIK 76888

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

For the fiscal year ended               December 31, 1997
                          --------------------------------------------
                                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                   to
                               ---------------------------------------
                          Commission file number 1-8707
                                                 ------

                         PEC Israel Economic Corporation
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maine                                13-1143528
---------------------------------------       ------------------------
 (State or other jurisdiction                    (I.R.S. employer
of incorporation or organization)                identification no.)

511 Fifth Avenue, New York, New York                   10017
----------------------------------------      ------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
      Title of each class                     on which registered
      -------------------                    ----------------------

Common Stock (par value $1.00 per share)     New York Stock Exchange
--------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              None
----------------------------------------------------------------------
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                   -----   -----

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

     As of March 25, 1998, 18,362,188 shares of Common Stock were outstanding.

      The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby (i) amends (A) Item 8 of Part II of PEC's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") by adding thereto the financial statements of Scitex Corporation Ltd. as at and for the year ended December 31, 1997, which begins on the next page and (B) Items 14(a)(2)(c) and 14(a)(2)(d) of Part IV of the 1997 Form 10-K by renumbering such Items as Items 14(a)(2)(d) and 14(a)(2)(e), respectively, and (ii) inserts the following as Item 14(a)(2)(c) of Part IV of the 1997 Form 10-K between Item 14(a)(2)(b) and Item 14(a)(2)(d) (as renumbered) of
Part IV of the 1997 Form 10-K:


(a)(2)(c) Financial Statement schedules filed in response to Item 14(d) pursuant to Rule 3-09 of Regulation S-X:

              Scitex Corporation Ltd. and Subsidiaries:
                   Report of Independent Auditors.

                   Consolidated Balance Sheets as at December 31, 1997 and
                   1996.

                   Consolidated Statements of Income (Loss) for the years ended December 31, 1997, 1996 and 1995.

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                   Notes to the Consolidated Financial Statements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)

                     1997 CONSOLIDATED FINANCIAL STATEMENTS

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)

                     1997 CONSOLIDATED FINANCIAL STATEMENTS




                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----

REPORT OF INDEPENDENT AUDITORS                                                       2
CONSOLIDATED FINANCIAL STATEMENTS:
    Balance sheets                                                                  3-4
    Statements of income (loss)                                                      5
    Statements of changes in shareholders' equity                                    6
    Statements of cash flows                                                        7-8
    Notes to financial statements                                                   9-35



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

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                           CONSOLIDATED BALANCE SHEETS




                                                                                   DECEMBER 31
                                                                            --------------------------
                                                                               1997           1996
                                                                            ----------    ------------
                                                                             U.S. DOLLARS IN THOUSANDS
                                                                            -------------------------
                                ASSETS

CURRENT ASSETS (NOTE 14):
    Cash and cash equivalents                                                 72,300         90,050
    Short-term investments                                                    87,057         45,103
    Trade receivables (net of allowance
       for doubtful accounts of $ 31,552,000 at
       December 31, 1997 and $ 52,252,000
       at December 31, 1996)                                                 140,540        155,493
    Other receivables                                                         25,994         34,783
    Inventories:
       Systems and components (note 3)                                        87,998        118,826
       Spare parts and supplies                                               51,453         57,577
    Prepaid expenses                                                           4,713          5,993
    Deferred income taxes (note 12d)                                          18,937         15,763
                                                                            --------       --------
           T o t a l  current assets                                         488,992        523,588
                                                                            --------       --------
INVESTMENTS AND OTHER NON-CURRENT
    ASSETS (notes 4 and 14)                                                   15,365         15,114
                                                                            --------       --------
PROPERTY, PLANT AND EQUIPMENT (note 5):
    Cost                                                                     276,706        256,040
    L e s s - accumulated depreciation and amortization                      187,101        170,118
                                                                            --------       --------
                                                                              89,605         85,922
                                                                            --------       --------
GOODWILL AND OTHER INTANGIBLE ASSETS net of
    accumulated amortization (note 6)                                         74,765         80,110
                                                                            --------       --------

                                                                             668,727        704,734
                                                                            --------       --------
                                                                            --------       --------


               /s/ D. TADMOR                ) Chairman of the Board
-------------------------------------------
                Dov Tadmor                  )    of Directors



           /s/ Y. CHELOUCHE                 ) President, Chief Executive
-------------------------------------------
            Yoav Z. Chelouche               )    Officer and Director



                                                                                    DECEMBER 31
                                                                             --------------------------
                                                                                1997           1996
                                                                             ------------   -----------
                                                                             U.S. DOLLARS IN THOUSANDS
                                                                             --------------------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES (note 14):
    Short-term bank credit and current maturities
       of long-term liabilities                                                 618              826
    Trade payables                                                           46,600           50,457
    Accrued and other liabilities (note 7)                                  120,493          152,228
                                                                            -------          -------
           T o t a l  current liabilities                                   167,711          203,511

LONG-TERM LIABILITIES, net of current maturities
    (note 14)                                                                   907              496
                                                                            -------          -------
COMMITMENTS AND CONTINGENT LIABILITIES (note 9)

           T o t a l  liabilities                                           168,618          204,007
                                                                            -------          -------
SHAREHOLDERS' EQUITY (note 10):
    Share capital - ordinary shares of NIS 0.12 par value (authorized
       - December 31, 1997 and 1996 - 48,000,000 shares; issued and
       outstanding - December 31, 1997 and 1996 - 42,808,518 shares)          6,187            6,187
    Capital surplus                                                         358,278          359,577
    Currency translation adjustments                                          1,457            1,130
    Unrealized loss on marketable securities
       available for sale (note 4(b))                                       (10,289)         (10,061)
    Retained earnings                                                       144,476          143,894
                                                                            -------          -------
           T o t a l  shareholders' equity                                  500,109          500,727
                                                                            -------          -------

                                                                            668,727          704,734
                                                                            -------          -------
                                                                            -------          -------




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                                          1997          1996         1995
                                                                       -----------   ----------    ---------
                                                                       U.S. DOLLARS IN THOUSANDS (EXCEPT PER
                                                                                    SHARE DATA)
                                                                       --------------------------------------
REVENUES (note 15a):

    Sales                                                                 480,133       520,264       576,410
    Service                                                               138,659       123,434       117,745
    Supplies                                                               56,885        51,350        36,132
                                                                          -------       -------       -------
           T o t a l  revenues                                            675,677       695,048       730,287
                                                                          -------       -------       -------
COST OF REVENUES:
    Cost of sales                                                         268,860       316,769       306,681
    Cost of service                                                       115,529       123,795        98,785
    Cost of supplies                                                       28,535        23,383        16,548
                                                                          -------       -------       -------
           T o t a l  cost of revenues                                    412,924       463,947       422,014
                                                                          -------       -------       -------
GROSS PROFIT                                                              262,753       231,101       308,273
RESEARCH AND DEVELOPMENT COSTS -
    net (note 15b)                                                         68,408        72,795        73,662
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    (note 15c)                                                            181,020       270,562       254,570
AMORTIZATION OF GOODWILL AND OTHER
    INTANGIBLE ASSETS                                                      13,441        16,221        12,347
RESTRUCTURING COSTS  (note 11)                                                           56,100        22,000
                                                                          -------       -------       -------
OPERATING LOSS                                                               (116)     (184,577)      (54,306)
FINANCIAL INCOME - net (note 15d)                                           5,940         4,683         9,929
OTHER EXPENSES - net                                                        1,001           239         2,475
                                                                          -------       -------       -------
INCOME (LOSS) BEFORE TAXES ON INCOME                                        4,823      (180,133)      (46,852)
TAXES ON INCOME (TAX BENEFIT) (note 12)                                     1,500        (1,700)      (13,464)
SHARE IN INCOME (LOSSES) OF EQUITY
    INVESTMENTS - net (note 4)                                             (2,741)          154        (1,123)
                                                                          -------       -------       -------
NET INCOME (LOSS)                                                             582      (178,279)      (34,511)
                                                                          -------       -------       -------
                                                                          -------       -------       -------
BASIC AND DILUTED EARNINGS (LOSS)
    PER SHARE ("EPS") (note 1n)                                            $0.01         $(4.16)       $(0.81)
                                                                          -------       -------       -------
                                                                          -------       -------       -------
WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN COMPUTATION OF
    (note 1n):
    Basic EPS                                                              42,809        42,809        42,800
                                                                          -------       -------       -------
                                                                          -------       -------       -------
    Diluted EPS                                                            43,154        42,809        42,800
                                                                          -------       -------       -------
                                                                          -------       -------       -------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                           UNREALIZED LOSS ON
                                                                                          CURRENCY             MARKETABLE
                                                                  SHARE       CAPITAL    TRANSLATION       SECURITIES AVAILABLE
                                                                 CAPITAL      SURPLUS    ADJUSTMENTS           FOR SALE
                                                                ----------   ----------  -----------       --------------------
                                                                                  U.S. DOLLARS IN THOUSANDS
                                                                ------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995                                           6,187     357,665       535               (10,289)
CHANGES DURING 1995:
    Loss
    Employee stock options exercised and paid                                     *366
    Surplus arising from employee stock options                                  2,860
    Currency translation adjustments                                                         353
    Unrealized gain on marketable securities
       available for sale                                                                                        4,436
    Dividend ($ 0.52 per share)
                                                                  --------     -------     -----                ------
BALANCE AT DECEMBER 31, 1995                                         6,187     360,891       888                (5,853)
CHANGES DURING 1996:
    Loss
    Elimination of surplus in respect of employee stock
       options due to forfeiture, net of surplus arising
       from employee stock options                                              (1,314)
    Currency translation adjustments                                                         242
    Unrealized loss on marketable securities
       available for sale                                                                                       (4,208)
    Dividend ($ 0.39 per share)
                                                                  --------     -------     -----                ------
BALANCE AT DECEMBER 31, 1996                                         6,187     359,577     1,130               (10,061)
CHANGES DURING 1997:
    Net income
    Elimination of surplus in respect of employee stock
       options due to forfeiture, net of surplus arising
       from employee stock options                                              (1,299)
    Currency translation adjustments                                                         327
    Unrealized loss on marketable securities
       available for sale                                                                                         (228)
                                                                  --------     -------     -----                ------
BALANCE AT DECEMBER 31, 1997                                         6,187     358,278     1,457               (10,289)
                                                                  --------     -------     -----                ------
                                                                  --------     -------     -----                ------






                                                                     RETAINED                   TOTAL
                                                                   EARNINGS (NOTE            SHAREHOLDERS'
                                                                       10c)                     EQUITY
                                                                   --------------            -------------
                                                                          U.S. DOLLARS IN THOUSANDS
                                                                   ---------------------------------------
BALANCE AT JANUARY 1, 1995                                             395,637                   749,735
CHANGES DURING 1995:
    Loss                                                               (34,511)                  (34,511)
    Employee stock options exercised and paid                                                        366
    Surplus arising from employee stock options                                                    2,860
    Currency translation adjustments                                                                 353
    Unrealized gain on marketable securities
       Available for sale                                                                          4,436
    Dividend ($ 0.52 per share)                                        (22,258)                  (22,258)
                                                                      --------                  --------
BALANCE AT DECEMBER 31, 1995                                           338,868                   700,981
CHANGES DURING 1996:                                                                                   1
    Loss                                                              (178,279)                 (178,279)
    Elimination of surplus in respect of employee stock
       options due to forfeiture, net of surplus arising
       from employee stock options                                                                (1,314)
    Currency translation adjustments                                                                 242
    Unrealized loss on marketable securities
       available for sale                                                                         (4,208)
    Dividend ($ 0.39 per share)                                        (16,695)                  (16,695)
                                                                      --------                  --------
BALANCE AT DECEMBER 31, 1996                                           143,894                   500,727
CHANGES DURING 1997:
    Net income                                                             582                      582
    Elimination of surplus in respect of employee stock
       options due to forfeiture, net of surplus arising
       from employee stock options                                                                (1,299)
    Currency translation adjustments                                                                 327
    Unrealized loss on marketable securities
       available for sale                                                                           (228)
                                                                      --------                  --------
BALANCE AT DECEMBER 31, 1997                                           144,476                   500,109
                                                                      --------                  --------
                                                                      --------                  --------





                         * Net of share issue expenses.
    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                               (Continued - 1)
                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               1997           1996           1995
                                                                            ----------     -----------     ----------
                                                                                   U.S. DOLLARS IN THOUSANDS
                                                                            -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                             582       (178,279)       (34,511)
    Adjustments to reconcile net income or loss to net
       cash provided by or used in operating activities:
       Share in losses (income) and write off of equity
           investments - net                                                    2,741           (154)         5,387
       Depreciation and amortization                                           40,815         49,196         43,359
       Compensation expense (income) resulting from
           employee stock options                                              (1,299)        (1,314)           663
       Gain on sale and increase in value of short-term
           investments - net                                                     (741)          (893)        (5,279)
       Deferred income taxes - net                                             (2,166)        12,882        (12,810)
       Loss on disposal of fixed assets                                           523          8,424
       Provision for impairment of goodwill                                                   18,200
       Changes in operating assets and liabilities:
           Decrease (increase) in trade receivables
              (including non-current portion)                                  14,240        145,976        (27,662)
           Decrease (increase) in other receivables                             8,789         (1,380)       (16,043)
           Increase (decrease) in trade payables                               (3,857)       (10,995)         2,461
           Increase (decrease) in accrued and
              other liabilities                                               (31,735)        (1,495)        17,902
           Decrease (increase) in inventories                                  36,952          2,077         (7,078)
           Decrease (increase) in prepaid expenses                              1,280         (1,110)           830
       Other items - net                                                          433            752            486
                                                                              -------        -------        -------

    Net cash provided by (used in) operating activities                        66,557         41,887        (32,295)
                                                                              -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries *                                                                           (50,737)
    Additional amount paid in respect of acquisition of a
       Subsidiary                                                              (7,000)        (7,000)        (7,000)
    Purchase of property, plant and equipment                                 (33,300)       (31,176)       (39,515)
    Proceeds from sale of fixed assets                                          1,720          2,224          3,254
    Purchase of intangible assets                                              (1,096)            (6)          (146)
    Equity and other investments                                               (3,622)        (2,815)
    Purchase of short-term investments                                        (85,369)       (27,431)      (396,678)
    Sale of short-term investments                                             44,151         45,701        470,078
                                                                              -------        -------        -------
    Net cash used in investing activities                                     (84,511)       (20,503)       (20,744)
                                                                              -------        -------        -------
Subtotal - forward                                                            (17,954)        21,384        (53,039)


                                                             (Concluded - 2)

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               1997           1996           1995
                                                                              -------        ------         -------
                                                                                   U.S. DOLLARS IN THOUSANDS
                                                                              --------------------------------------

Subtotal - brought forward                                                    (17,954)        21,384      (53,039)
                                                                              -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Employee stock options exercised and paid                                                                 366
    Increase in long-term liabilities                                             453            627           70
    Decrease in long-term liabilities                                            (195)          (347)         (40)
    Increase (decrease) in short-term bank credit                                 (54)        (1,679)       1,551
    Dividends paid                                                                           (22,261)     (22,256)
                                                                              -------        -------      -------
    Net cash provided by (used in) financing activities                           204        (23,660)     (20,309)
                                                                              -------        -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (17,750)        (2,276)     (73,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    YEAR                                                                       90,050         92,326      165,674
                                                                              -------        -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       72,300         90,050       92,326
                                                                              -------        -------      -------
                                                                              -------        -------      -------
*   Acquisition of subsidiaries:
       Working capital (excluding cash and cash equivalents)                                                3,370
       Property, plant and equipment - net                                                                  3,667
       Goodwill and other intangible assets - net                                                          42,977
       Investments and other non-current assets                                                               723
                                                                                                          -------
                                                                                                           50,737
                                                                                                          -------
                                                                                                          -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE YEAR
    FOR:
    Interest                                                                    2,117          2,271        3,883
                                                                              -------        -------      -------
                                                                              -------        -------      -------
    Income taxes                                                              (18,739)         7,795       12,497
                                                                              -------        -------      -------
                                                                              -------        -------      -------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

             The significant accounting policies, applied on a consistent basis, are as follows:

             A.   GENERAL

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

                       For the Company and those subsidiaries whose functional currency is the dollar, transactions and balances denominated in dollars are presented at their original amounts. Gains and losses arising from non-dollar transactions and balances are included in net financial income.

                       The financial statements of certain subsidiaries and an entity in which the Company has an equity investment, whose functional currency is their local currency, are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standard ("SFAS") No. 52 of the Financial Accounting Standards Board of the United States ("FASB") - "Foreign Currency Translation": assets and liabilities are translated using the year-end rate of exchange; results of operations are translated at average exchange rates. The resulting aggregate translation adjustments are reported as a component of shareholders' equity.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                  3) Use of estimates in the preparation of financial statements

                       The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting years. Actual results could differ from those estimates.

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

             C.   CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Bank deposits with a maturity of more than three months but less than one year (from the date of deposit) are included in short-term investments.

             D.   INVESTMENTS IN MARKETABLE SECURITIES

                  Marketable securities, classified as "trading securities", are stated at market value and are included in short-term investments. The change in market value of these securities is included in financial income or expenses.

                  An investment in quoted shares of a company, classified as "available for sale securities", is stated at market value and is included in investments and other non-current assets. The difference between the market value of these shares and their cost is recorded as a separate component of shareholders' equity.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

             E.   INVENTORIES

                  Inventories are valued at the lower of cost or market. Cost is determined as follows: components and supplies - on the moving average basis; labor and overhead - on the basis of actual manufacturing costs.

             F.   EQUITY INVESTMENTS

                  These investments are accounted for by the equity method.

             G.   PROPERTY, PLANT AND EQUIPMENT

                  These assets are stated at cost and are depreciated by the straight-line method over their estimated useful lives.

                  Annual rates of depreciation are as follows:

                                                              %
                  Machinery and equipment                10-33 (mainly 20)
                  Building                               4
                  Office furniture and equipment         6-33 (mainly 20)
                  Motor vehicles                         15-25 (mainly 15)

                  Leasehold improvements are amortized by the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter.

             H.   GOODWILL AND OTHER INTANGIBLE ASSETS

                  Goodwill, representing the difference between the cost of the investment in subsidiaries and the fair value of their underlying net assets at the time of acquisition, and acquired goodwill are amortized by the straight-line method over a period of 5-15 years (mainly 7-10 years).

                  Acquired technology and other intangible assets are amortized by the straight-line method over a period of 3-13 years (mainly 3-5 years).

                  When indicators of impairment are present, the Company evaluates the realizability of goodwill and other intangible assets and the appropriateness of their amortization periods in relation to the operating performances and estimated future undiscounted cash flows of the underlying assets.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

             I.   RECOGNITION OF REVENUE

                  1)   Sale of products

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

             J.   RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are charged to expense as incurred. Government funding for development of approved projects is recognized as a reduction of expenses as the related costs are incurred.

             K.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The allowance is partly determined for specific accounts doubtful of collection and partly based on statistical analysis of past experience.

             L.   INCOME TAXES

                  1) Deferred income taxes are provided for temporary differences between the assets and liabilities as measured in the financial statements and for tax purposes. Deferred taxes are computed using the tax rates expected to be in effect when these differences reverse.

                  2) The Company may incur an additional tax liability in the event of an intercompany dividend distribution; no additional tax has been provided, since it is the Company's policy not to distribute, in the foreseeable future, dividends which would result in additional tax liability.

                  3) Taxes which would apply in the event of disposal of investments in subsidiaries and other investees have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments for the long term.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                  4) Upon the distribution of dividends from the tax-exempt income of approved enterprises (see also note 12a), the amount distributed will be subject to tax at the rate that would have been applicable had the Company not been exempted from payment thereof. The Company intends to permanently reinvest the amounts of tax exempt income. Therefore, no deferred income taxes have been provided in respect of such tax-exempt income.

             M.   DERIVATIVES

                  The Company enters into forward exchange contracts and purchases and writes currency options to hedge existing non-dollar assets and liabilities as well as certain firm commitments. The written options are part of the hedging policy. The Company also purchases currency options to hedge anticipated sales for the coming year, which are probable and which are expected to be denominated in non-dollar currencies. The Company does not hold or issue derivative financial instruments for trading purposes.

                  All of the Company's foreign exchange derivatives are designated as, and effective as, a hedge. A derivative is qualified as a hedge if: (1) the item to be hedged exposes the Company to a risk, (2) the related derivative reduces that exposure and is inversely correlated to the hedged item, and
                  (3) the derivative is designated at inception for hedging purposes.

                  Gains and losses on derivatives that are hedging existing assets or liabilities are recognized in income commensurate with the results from those assets or liabilities; balances receivable or payable in respect of such derivatives are included in the balance sheets among current assets or liabilities, as appropriate. Gains and losses related to derivatives that are hedging firm commitments or anticipated sales are deferred, and ultimately recognized in income as part of the measurement of the results of the underlying hedged transactions. Cash flows from derivatives are recognized in the statement of cash flows together with results from the hedged item.

                  The net premiums paid for currency options are presented in the balance sheets among prepaid expenses and charged to financial expenses over the term of the options.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

             N.   EARNINGS (LOSS) PER SHARE ("EPS")

                  EPS are computed based on the weighted average number of shares outstanding during each year.

             O.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  1) In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS 128 simplifies the EPS computation and it requires the presentation of both basic and diluted EPS, instead of the previously required primary and fully diluted EPS. SFAS 128 is effective for 1997, with prior period EPS data being restated to conform with the provisions of the new statement. Since in 1996 and 1995 the basic EPS represents loss per share, the effect of including share equivalents in the EPS computation is anti-dilutive, and accordingly, the basic and diluted EPS are the same amount. Therefore, the application of SFAS 128 has no effect on the 1996 and 1995 EPS figures previously reported.

                  2) In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting and display of comprehensive income and its components, in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all non-owner changes in equity. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of SFAS 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

                    3) In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires publicly-held enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about the revenues derived from the enterprise's products and services, about the countries in which the enterprise earns revenues and holds assets and about major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 2 - ACQUISITION

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

             In October 1995, Abekas (which develops, manufactures and markets video manipulation devices used in high-end video postproduction and broadcast applications) was merged into Scitex Digital Video, Inc. (hereafter - SDV) - a wholly-owned subsidiary in the U.S., formerly known as ImMIX, Inc.

NOTE 3 - INVENTORIES - SYSTEMS AND COMPONENTS

                                                                                      DECEMBER 31
                                                                               -------------------------
                                                                                 1997              1996
                                                                               -------            -------
                                                                                     $ IN THOUSANDS
                                                                               -------------------------
                Components for manufacturing of systems                         38,648            53,932
                Work in process                                                 13,305            14,553
                Finished products                                               36,045            50,341
                                                                               -------           -------
                                                                                87,998           118,826
                                                                               -------           -------
                                                                               -------           -------


NOTE 4 - INVESTMENTS AND OTHER NON-CURRENT ASSETS:

                                                                                      DECEMBER 31
                                                                              --------------------------
                                                                                 1997             1996
                                                                              ----------       ----------
                                                                                     $ IN THOUSANDS
                                                                              --------------------------
                Equity investments:
                    Joint venture company (a)                                    1,143            3,442
                    Other                                                          973            1,709
                Available for sale investment (b)                                4,550            4,778
                Non-current bank deposits                                        3,540
                Non-current receivables                                          1,808            1,095
                Deferred income taxes (note 12d)                                 1,026            2,035
                Shares at cost and other                                         2,325            2,055
                                                                               -------           -------
                                                                                15,365           15,114
                                                                               -------           -------
                                                                               -------           -------


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         NOTE 4 - INVESTMENTS AND OTHER NON-CURRENT ASSETS (CONTINUED):

                       (a) The Company has provided guarantees for bank credit received by the joint venture company - $ 10.5 million and $ 13.5 million at December 31, 1997 and 1996, respectively.

                       (b)  Available for sale investment

                            The Company owns shares in Truevision, Inc.
                            (hereafter -Truevision), a U.S. corporation, purchased in a private placement and through a market transaction for a total consideration of $14,839,000. The shares are traded in the United States. The investment, stated at market value, represents approximately 14% of Truevision's ordinary share capital at December 31, 1997 and 1996.


         NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Grouped by major classifications, the assets are composed as follows:

                                                                                  ACCUMULATED DEPRECIATION AND
                                                            COST                          AMORTIZATION
                                                 -------------------------        ----------------------------
                                                         DECEMBER 31                        DECEMBER 31
                                                 -------------------------        ----------------------------
                                                  1997               1996             1997             1996
                                                 ------             ------           ------           ------
                                                                        $ IN THOUSANDS
                                                 -------------------------------------------------------------
           Machinery and
               equipment                         208,673             185,284         141,821          126,658
           Building (including land)               8,755               8,755           1,641            1,364
           Leasehold improvements                 26,123              27,160          23,079           22,369
           Office furniture and
               equipment                          30,570              30,140          19,195           17,248
           Motor vehicles                          2,585               4,701           1,365            2,479
                                                 -------             -------         -------          -------
                                                 276,706             256,040         187,101          170,118
                                                 -------             -------         -------          -------
                                                 -------             -------      -------             -------

             Depreciation and amortization of property, plant and equipment totaled $ 27,374,000, $ 32,975,000 and $ 30,433,000 in 1997, 1996,
             and 1995, respectively.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS:

                                                                                   DECEMBER 31
                                                                              ----------------------
                                                                               1997            1996
                                                                              ------          ------
                                                                                  $ IN THOUSANDS
                                                                              ----------------------
                ORIGINAL AMOUNT:
                    Goodwill in subsidiaries and acquired
                       Goodwill                                                105,144        *98,704
                    Acquired technology and other intangible
                       Assets                                                   21,877         20,509
                                                                               -------        -------
                                                                               127,021        119,213
                                                                               -------        -------
                L e s s - accumulated amortization:
                    Goodwill in subsidiaries and acquired
                       Goodwill                                                 39,856        *30,109
                    Acquired technology and other intangible
                       Assets                                                   12,400          8,994
                                                                               -------        -------
                                                                                52,256         39,103
                                                                               -------        -------
                                                                                74,765         80,110
                                                                               -------        -------
                                                                               -------        -------

                  * In 1996, an amount of $ 18,200,000 - representing the amortized balance of goodwill arising from the acquisition of a subsidiary - was written off. The amount of write-off was included among restructuring costs (see note 11).


NOTE 7 - ACCRUED AND OTHER LIABILITIES:

                                                                                   DECEMBER 31
                                                                              ----------------------
                                                                               1997            1996
                                                                              ------          ------
                                                                                 $ IN THOUSANDS
                                                                              -----------------------
                Employees and related liabilities                             23,460           27,766
                Taxes on income, net of advances                              18,184            7,296
                Advances from customers                                        8,028           11,285
                Allowance in respect of sales financed
                    by third parties (see note 9b(1))                         15,354           20,933
                Accrued restructuring costs (see note 11)                      3,995           23,124
                Sundry                                                        51,472           61,824
                                                                             -------          -------
                                                                             120,493          152,228
                                                                             -------          -------
                                                                             -------          -------

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8 - EMPLOYEE RIGHTS UPON RETIREMENT:

             a. Virtually the entire liability for severance pay for Israeli employees, pursuant to Israeli law and employment agreements, is funded with severance pay and pension funds and with insurance companies (principally with an affiliate of two of the major shareholders of the Company), for which the Company makes monthly payments. Since the control and management of these funds is independent of the Company, the amounts funded are not reflected in the balance sheets. The amounts not funded are included among accrued liabilities.

             b. The U.S. subsidiaries offer 401(k) matching plans to all eligible employees. The U.S. subsidiaries' matching contribution ranges from 50% to 200% of the first 3% of a participant's contribution, depending upon years of service, up to a maximum of employer contribution of 6% of a participant's qualifying earnings.

             c. Substantially all of the European subsidiaries make contributions to pension plans administered by insurance companies. Since the control and management of these funds are independent of the European subsidiaries, the amounts funded are not included in the balance sheets. The amounts not funded are included among accrued liabilities.

             d. Severance pay, pension and defined contribution plan expenses totaled $ 10,870,000, $ 16,414,000 and $ 18,130,000 in 1997,
                  1996 and 1995, respectively. In addition, employee termination benefits in the amounts of $ 18,000,000 and $ 17,000,000 in 1996 and 1995, respectively, were included in restructuring costs (see note 11).


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

             a.   COMMITMENTS

                  1)   Royalty commitments:

                       (a) The Company is committed to pay royalties of 2%-6% to the Government of Israel on sales of products in the research and development of which the Government participates by way of grants, up to the amount of the grants received (in dollar terms); for certain projects, which were approved prior to January 1, 1994, the limit is up to 150% of the grants received. At the time the funding was received, successful development of the related projects was not assured.

                            At December 31, 1997, the maximum contingent royalty payable is $ 46 million.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

                       (b) The Company is obligated to pay royalties to certain parties, based on agreements which allow it to use technologies developed by these parties. Such royalties are based on the revenues from sales of products which incorporate these technologies or on quantities of such products sold.

                  2)   Lease commitments

                       Most of the premises occupied by the Company and its subsidiaries are rented under various operating lease agreements. Most of the premises in Israel are leased from an affiliate of two of the major shareholders of the Company.

                       Minimum lease commitments of the Company and its subsidiaries under the above leases (net of amounts provided in "accrued restructuring costs") at rates in effect in December 1997, are as follows:

                                                                                 $ IN
                                                                               THOUSANDS
                                                                           -----------------
                              Year ending December 31:
                                  1998                                            13,651
                                  1999                                            10,783
                                  2000                                             9,172
                                  2001                                             9,012
                                  2002                                             8,246
                                  2003 and thereafter                             28,646

                       The rental payments for the premises in Israel, which constitute approximately 16.4% of the above amounts, are payable in Israeli currency linked partially to the Israeli consumer price index (the "Israeli CPI"), and partially to the dollar.

                       Rental expense totaled $ 13,173,000, $ 16,523,000 and $14,499,000 in 1997, 1996, and 1995, respectively; in
                       1996, an additional amount of $ 9,600,000 was included in restructuring costs (see note 11).

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             b.   CONTINGENT LIABILITIES:

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

                       During the years ended December 31, 1997, 1996 and 1995 approximately $ 38,300,000, $ 90,500,000 and
                       $113,200,000, respectively, of revenues were financed under these agreements. At December 31, 1997, the subsidiaries were contingently liable to the financing companies for a portion of the total of the outstanding balance of $ 146 million, subject to estimated default rates, remarketing proceeds and other factors, as described in the agreements.

                       The subsidiaries have established provisions
                       ($15,354,000 and $ 20,933,000 at December 31, 1997 and
                       1996, respectively) for potential losses which may be incurred in the event of default under the agreements. The level of provisions is determined based upon an analysis of the individual transactions and past experience.

                  2) A lawsuit has been filed against the Company claiming an amount of approximately $ 5 million in relation to a purported guarantee which would require the acquisition of additional shares in a company which is in liquidation. The Company intends to defend itself vigorously against this lawsuit. An estimate of the eventual outcome cannot be made at this time.

                  3) Lawsuits have been lodged against the Company in the ordinary course of business. The Company intends to defend itself vigorously against those lawsuits. Management does not expect that the Company will incur substantial expenses in respect thereof; therefore, no provision has been made for the lawsuits.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY

              a.    SHARE CAPITAL

                    The Company's shares are traded in the United States on The Nasdaq Stock Market under the symbol SCIXF.
                    The number of shares stated as issued and outstanding (42,808,518 ordinary shares at December 31, 1997 and 1996) does not include 43,950 unpaid ordinary shares-which were allotted to a trustee in the implementation of a share option plan. These shares, until paid, have no voting rights or rights to cash dividends and accordingly are not treated as outstanding for accounting purposes.

              b. SHARE INCENTIVE AND STOCK OPTION PLANS (THE "PLANS")

                    1) The Company has two current share incentive and stock option plans - the Scitex Israel Key Employee Share Incentive Plan 1991 (with various sub-plans), mainly for officers and other key employees of the Company, and the Scitex International Key Employee Stock Option Plan 1991 (As Amended, 1995), for officers and other key employees of non-Israeli subsidiaries. Option awards may be granted under the plans up to September 2001. The maximum term of an option may not exceed ten years.

                    2) The total number of options authorized under the plans is as follows:

                                                                                      DECEMBER 31
                                                                            ----------------------------
                                                                              1997               1996
                                                                            ---------          ---------
                                                                                 NUMBER OF OPTIONS
                                                                            ----------------------------
                                Available for future awards                   339,150         1,299,750
                                Granted                                     3,349,950         2,389,350
                                Exercised and paid                             60,900            60,900
                                                                            ---------         ---------
                                                                            3,750,000         3,750,000
                                                                            ---------         ---------
                                                                            ---------         ---------

                          The options granted are exercisable for the purchase of shares as follows:

                                                                                     DECEMBER 31
                                                                             ----------------------------
                                                                                1997              1996
                                                                             ----------        ----------
                                                                                   NUMBER OF OPTIONS
                                                                             ----------------------------
                                 At balance sheet date                          76,125           907,261
                                 During first year thereafter                1,146,397           691,100
                                 During second year thereafter                 992,772           179,864
                                 During third year thereafter                1,124,656           502,311
                                 During fourth year thereafter                  10,000           108,814
                                                                             ---------         ---------
                                                                             3,349,950         2,389,350
                                                                             ---------         ---------
                                                                             ---------         ---------

                         The rights to exercise options are generally conditional upon continuous employment by the Company.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHAREHOLDERS' EQUITY (continued):

                    3) A summary of the status of the Company's plans at December 31, 1997, 1996 and 1995, and changes during the years ended on those dates, is presented below:

                                                                       YEAR ENDED DECEMBER 31
                                        -----------------------------------------------------------------------------------------
                                                1997*                            1996                             1995
                                        -----------------------        ------------------------         -------------------------
                                                       WEIGHTED                        WEIGHTED                         WEIGHTED
                                                       AVERAGE                         AVERAGE                          AVERAGE
                                                       EXERCISE                        EXERCISE                         EXERCISE
                                        NUMBER          PRICE          NUMBER           PRICE             NUMBER          PRICE
                                        ------         --------        ------          --------           ------        ---------
                                                           $                               $                                $
 Options outstanding at
     beginning of year                 2,389,350         17.46          1,716,575        20.75           1,970,975        20.75
 Changes during the year*:
     Granted                           2,066,950          9.47          1,596,250        14.72
     Exercised                                                                                             (19,000)       19.75
     Forfeited                        (1,106,350)        16.13          (923,475)        18.86            (235,400)       20.83
                                      ----------                        --------                         ---------
 Options outstanding at end
     of year                           3,349,950         10.00          2,389,350        17.46           1,716,575        20.75
                                      ----------                        --------                         ---------
                                      ----------                        --------                         ---------
 Options exercisable at end
     of year                              76,125         17.03          907,261          20.84             902,649        21.89
                                      ----------                        --------                         ---------
                                      ----------                        --------                         ---------

                              * During 1997, 1,125,375 options awarded in earlier years, with a weighted average exercise price of $ 18.00 per share, were repriced to a weighted average exercise price of $ 9.15 per share subject to a revised vesting schedule. All data in this note assumes election by the relevant grantees of the revised exercise price and the revised exercise schedule.

                              The weighted average fair value of options granted during 1997 and 1996 is $ 3.11 and $ 3.22, respectively.

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                           YEAR ENDED DECEMBER 31
                                                                                           -----------------------
                                                                                            1997            1996
                                                                                           ------          -------
                                Dividend yield - per share in dollars                       -,-              0.39
                                                                                           -----            -----
                                                                                           -----            -----
                                Expected volatility                                         25%              14%
                                                                                           -----            -----
                                                                                           -----            -----
                                Risk-free interest rate                                     6.1%             5.5%
                                                                                           -----            -----
                                                                                           -----            -----
                                Expected lives - in years                                   2.09             2.17
                                                                                           -----            -----
                                                                                           -----            -----

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHAREHOLDERS' EQUITY (continued):

                    4) The following table summarizes information about options outstanding at December 31, 1997:


                                             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          -----------------------------------------------------------------------------------------
                                                 WEIGHTED                                                 WEIGHTED
                              NUMBER              AVERAGE                               NUMBER            AVERAGE
     RANGE OF EXERCISE     OUTSTANDING AT        REMAINING      WEIGHTED AVERAGE     EXERCISABLE AT       EXERCISE
          PRICES          DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 1997      PRICE
     -----------------    ------------------  ------------------  ----------------   -----------------   ---------
             $                                       YEARS                $                                  $
             -                                       -----                -                                  -
            9-10                 2,692,625            7.5                9.06
           11-12                   240,950            8.8               11.52
           14-17                   388,000            8.2               14.77                 47,750         14.99
           19-26                    28,375            6.1               20.46                 28,375         20.46
                                 ---------                                                   -------
            9-26                 3,349,950            7.6               10.00                 76,125         17.03
                                 ---------                                                   -------
                                 ---------                                                   -------



                    5) Accounting treatment of share incentive and stock option plans

                       The Company accounts for its share incentive and stock option plans (the "plans") using the treatment prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost for employee stock option plans is measured using the intrinsic value based method of accounting.

                       In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method of accounting for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

                       The Company has elected to continue applying the provisions of APB 25 and has accordingly complied with the disclosure requirements set forth in SFAS 123 for companies electing to apply APB 25. Accordingly, the difference, if any, between the quoted market price of the shares on the date of the award of the options and the exercise price of such options is charged to income over the vesting periods. The amount of the difference is correspondingly credited to capital surplus.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY (continued):

                          Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted during 1997 and 1996 (in 1995 no awards were granted) consistent with the method of SFAS 123, the Company's net income (loss), and earnings (loss) per share would have changed to the pro-forma amounts indicated below:


                                                                 YEAR ENDED DECEMBER 31
                                               ---------------------------------------------------------------
                                                  1997             1996             1997             1996
                                               -----------      -----------       ---------       ---------
                                               AS REPORTED      AS REPORTED       PRO-FORMA       PRO-FORMA
                                               -----------      -----------       ---------       ---------
 Net income (loss) - in thousands of
     dollars                                          582         (178,279)          (3,130)        (180,124)
                                                  -------          -------          -------          -------
                                                  -------          -------          -------          -------
 Earnings (loss) per share - in
     dollars

    Basic                                            0.01            (4.16)           (0.07)           (4.21)
                                                  -------          -------          -------          -------
                                                  -------          -------          -------          -------
    Diluted                                          0.01            (4.16)           (0.07)           (4.21)
                                                  -------          -------          -------          -------
                                                  -------          -------          -------          -------


              c.    RETAINED EARNINGS

                    The distribution of cash dividends in the amount of approximately $128,000,000 out of retained earnings of $144,476,000 as of December 31, 1997 would subject the Company to payment of 15% or 20% tax on the amount distributed, effectively reducing the dividend distribution by the amount of the tax (see also notes 11(4) and 12a(1)).


NOTE 11 - RESTRUCTURING COSTS

                    In 1996 and 1995, the Company recorded restructuring charges of $ 56.1 million and $ 22.0 million, respectively. The restructuring consisted of a series of actions within the Graphic Arts Group (the "Group") to address changes in market conditions and was aimed at restoring the Group to profitability. The 1995 restructuring charge primarily involved a workforce reduction of approximately 250 employees. The 1996 charge consisted of a workforce reduction of approximately 400 employees (mainly in the U.S., Europe and Israel), the closing of certain facilities in the U.S. and Europe and the disposition of assets that were no longer required due to changes in plans. In addition, goodwill impairment was recognized for the effect of decisions regarding certain product lines.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 11 - RESTRUCTURING COSTS (CONTINUED):

                The components of the 1996 and 1995 restructuring charges are as follows:



                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                       1996            1995
                                                                     --------        --------
                                                                          $ IN THOUSANDS
                                                                     -----------------------

                     Employee termination benefits                     18,000          17,000
                     Facility closure and excess
                         purchase commitments                          12,200
                     Goodwill impairment                               18,200
                     Other asset write downs                            7,700           5,000
                                                                     --------         -------
                                                                       56,100          22,000
                                                                     --------        --------
                                                                     --------        --------


                Movement in accrued restructuring liabilities during 1995, 1996 and 1997 was as follows:



                                                                           EMPLOYEE         FACILITY
                                                                          TERMINATION      CLOSURE AND
                                                                           BENEFITS           OTHER            TOTAL
                                                                          -----------      ------------        ------
                                                                                          $ IN THOUSANDS
                                                                          -------------------------------------------
                     1995:
                         Restructuring charges                               17,000                            17,000
                         Payments during 1995                                (4,818)                           (4,818)
                                                                            -------                           -------
                         Balance at December 31, 1995                        12,182                            12,182

                     1996:
                         Restructuring charges                               18,000           12,200           30,200
                         Payments during 1996                               (16,740)          (1,118)         (17,858)
                         Adjustments                                                          (1,400)          (1,400)
                                                                            -------          -------          -------
                         Balance at December 31, 1996                        13,442            9,682           23,124

                     1997:
                         Payments during 1997                               (10,945)          (8,184)         (19,129)
                                                                            -------          -------          -------
                         Balance at December 31, 1997                         2,497            1,498            3,995
                                                                            -------          -------          -------
                                                                            -------          -------          -------


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - TAXES ON INCOME

                    a.     THE COMPANY AND ITS ISRAELI SUBSIDIARIES

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

                         For "approved enterprises", income derived therefrom is tax exempt for a period of four years out of the ten-year period of benefits. Based on the percentage of foreign shareholding in the Company, income derived during the remaining six years of benefits is taxable at the rate of 15% or 20%. The period of benefits relating to the "approved enterprises" will expire in the years 1998 through 2001.

                         In the event of distribution of cash dividends from income which was tax exempt as described above, the Company would have to pay the 15% or 20% tax in respect of the amount distributed.

                         The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the certificates of approval for the specific investments in "approved enterprises". In the event of failure to comply with these conditions, the benefits may be cancelled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

                    2) Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the Inflationary Adjustments Law)

                         Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI, or in the exchange rate of the dollar for a "foreign investors' company". The Company and its Israeli subsidiaries elected to measure their results on the basis of the changes in the Israeli CPI.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - TAXES ON INCOME (continued):


                    3) Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969

                         The Company is an "industrial company" as defined by this law and as such is entitled to certain tax benefits, mainly accelerated depreciation of machinery and equipment, as prescribed by regulations published under the Inflationary Adjustments Law, and the right to claim public issuance expenses and amortization of patents and other intangible property rights as a deduction for tax purposes.

                    4) Tax rates applicable to income from other sources in
                       Israel

                         Income not eligible for "approved enterprise" benefits mentioned in (1) above is taxed at the regular rate:
                         1996 and thereafter - 36%; 1995 - 37%.

              b.    NON-ISRAELI SUBSIDIARIES

                    The U.S. subsidiaries file a consolidated tax return. Therefore, the tax provision is calculated on a consolidated tax return basis.

              c.    CARRYFORWARD TAX LOSSES AND DEDUCTIONS

                    Carryforward tax losses and deductions of the Company and its subsidiaries approximated $ 191 million at December 31, 1997. Substantially all of the carryforward amounts have no expiration date.

                                       SCITEX CORPORATION LTD.
                                       (An Israeli Corporation)
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (CONTINUED):

              d. DEFERRED INCOME TAXES:

                                                                                           DECEMBER 31
                                                                                -------------------------------
                                                                                      1997               1996
                                                                                -------------------------------
                                                                                          $ IN THOUSANDS
                                                                                -------------------------------
                    1)       Provided in respect of the following:
                             Allowance for doubtful accounts                            13,322           20,647
                             Carryforward tax losses and credits                        34,657           32,974
                             Inventories                                                 7,129            7,696
                             Accrued liabilities and deferred income                    15,423           10,844
                             Other                                                       3,619            1,912
                                                                                        ------           ------
                                                                                        74,150           74,073
                             L e s s - valuation allowance                              54,309           56,398
                                                                                        ------           ------
                                                                                        19,841           17,675
                                                                                        ------           ------
                                                                                        ------           ------
                    2)       Deferred taxes are included in the
                             balance sheets as follows:
                             Current assets                                             18,937           15,763
                             Non-current assets                                          1,026            2,035
                             Long-term liabilities                                        (122)            (123)
                                                                                        ------           ------
                                                                                        19,841           17,675
                                                                                        ------           ------
                                                                                        ------           ------

              e.    INCOME (LOSS) BEFORE TAXES ON INCOME

                                                                                    YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                              1997           1996           1995
                                                                              -------------------------------------
                                                                                        $ IN THOUSANDS
                                                                              -------------------------------------
                        Israeli                                               (6,878)       (83,058)       (33,546)
                        Non-Israeli                                           11,701        (97,075)       (13,306)
                                                                              ------        -------        -------
                                                                               4,823       (180,133)       (46,852)
                                                                              ------        -------        -------
                                                                              ------        -------        -------

              f.   TAXES ON INCOME (TAX BENEFIT) INCLUDED IN THE INCOME
                   STATEMENTS:
                    1)   As follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                              1997           1996            1995
                                                                              -------------------------------------
                                                                                        $ IN THOUSANDS
                                                                              -------------------------------------
                            Current:
                                Israeli                                               2        3,353           (3,894)
                                Non-Israeli                                       3,664      (17,935)           3,240
                                                                                 ------       ------          -------
                                                                                  3,666      (14,582)            (654)
                                                                                 ------       ------          -------
                            Deferred, see d. above:
                                Israeli                                            (199)          42           (4,877)
                                Non-Israeli                                      (1,967)      12,840           (7,933)
                                                                                 ------       ------          -------
                                                                                 (2,166)      12,882          (12,810)
                                                                                 ------       ------          -------
                                                                                  1,500       (1,700)         (13,464)

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (CONTINUED):

                  2) Following is a reconciliation of the theoretical tax expense (benefit), assuming all income is taxed at the regular tax rate applicable to Israeli corporations (see a(4) above) and the actual tax expense:


                                                                                   YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                              1997           1996          1995
                                                                              -------------------------------------
                                                                                       $ IN THOUSANDS
                                                                              -------------------------------------
                    Income (loss) before taxes on income                     4,823       (180,133)        (46,852)
                                                                             -----       --------         -------
                                                                             -----       --------         -------
                    Theoretical tax (tax benefit) on the
                        above amount                                         1,736        (64,848)        (17,335)
                    Effect of lower tax rate for
                        "approved enterprises"                               1,788         22,127           9,057
                                                                             -----       --------         -------
                                                                             3,524        (42,721)         (8,278)
                    Decrease in taxes resulting from
                        different tax rates - net                             (425)        (2,608)           (855)
                    Increase in taxes resulting from
                        permanent differences                                1,792          3,141           4,808
                    Reversal of prior years' income tax
                        provisions                                                         (1,600)        (14,748)
                    Change in valuation allowance                           (2,089)        45,198           7,129
                    Decrease in taxes arising from
                        differences between non-dollar
                        currencies income and dollar
                        income - net*                                       (1,302)        (3,110)         (1,520)
                                                                             -----       --------         -------
                    Actual tax expense (benefit)                             1,500         (1,700)        (13,464)
                                                                             -----       --------         -------
                                                                             -----       --------         -------
                    Per share effect of "approved
                        enterprise" benefits                                 $0.04         $(0.52)         $(0.21)
                                                                             -----       --------         -------
                                                                             -----       --------         -------



                     * Resulting mainly from the difference between the changes in the Israeli CPI (the basis for computation of taxable income of the Company and its Israeli subsidiaries, see a(2) above) and the changes in the exchange rate of the Israeli currency relative to the dollar.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - TAXES ON INCOME (continued):

              g.    TAX AUDITS

                    The Company has received final tax assessments through the 1991 tax year.

                    The tax returns of the U.S. subsidiaries and the main European subsidiary have been audited by the tax authorities through the 1992 and 1994 tax years, respectively.


NOTE 13 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

              a.    GENERAL

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

              b.    FOREIGN EXCHANGE RISK MANAGEMENT

                    As stated in note 1m, the Company uses foreign currency derivatives for hedging purposes. The terms of these derivatives are shorter than one year.

                    The amounts relating to foreign currency derivatives as of the balance sheet dates are as follows:


                                                                                          NOTIONAL AMOUNT
                                                                                       ----------------------
                                                                                            DECEMBER 31
                                                                                       ----------------------
                                                                                       1997          1996
                                                                                       ----------------------
                                                                                         $ IN THOUSANDS
                                                                                       ----------------------
                         Forward contracts - for conversion of
                             non-dollar currencies into dollars                              73            86
                                                                                            ---           ---
                                                                                            ---           ---
                         Options purchased                                                   63           -,-
                                                                                            ---           ---
                                                                                            ---           ---
                         Options written                                                    123           -,-
                                                                                            ---           ---
                                                                                            ---           ---


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED):

              c.    CONCENTRATIONS OF CREDIT RISK

                    At December 31, 1997 and 1996, the Company held cash and cash equivalents, most of which were deposited with major Israeli, European and U.S. banks. Most of the marketable securities held by the Company are debt securities of the U.S. Treasury, the Government of Israel and highly rated corporations.

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

              d.    FAIR VALUE OF FINANCIAL INSTRUMENTS

                    The financial instruments of the Company and its subsidiaries consist mainly of non-derivative assets and liabilities (items included in working capital, long-term investments, non-current receivables and long-term liabilities); the Company also uses some derivatives.

                    In view of their nature, the fair value of the financial instruments included in working capital is usually identical or close to their carrying amount. The fair value of non-current receivables, long-term investments and long-term liabilities also approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

                    The fair value and the carrying amount of derivatives at December 31, 1997 and 1996 was approximately $ 3.7 million and $ (1.0) million, respectively. The fair value of the derivatives generally reflects the estimated amounts that the Company would receive or pay upon termination of the contracts at the reporting dates.

NOTE 14 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES

              Comprise at December 31, 1997:

                                                ASSETS      LIABILITIES
                                                ------      -----------
                                                     IN THOUSANDS
                                                -----------------------
Israeli currency (a)
    Unlinked                                     15,122        21,212
                                                 ------        ------
                                                 ------        ------
    Linked (b)                                    3,999
                                                 ------
                                                 ------
Other non-dollar currencies (c)                  86,799        38,544
                                                 ------        ------
                                                 ------        ------

    (a) The above does not include balances in Israeli currency linked to the dollar.
    (b)  To the Israeli CPI.
    (c) As to hedging transactions entered into by the Company in order to maintain the dollar value of net assets in non-dollar currencies, see note 13.

                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 - SELECTED INCOME STATEMENT DA:

              a.    REVENUES:

                     1)   Geographic area segment data

                          The following data present revenues and operating income (loss) according to the geographic location in which the revenues and operating income (loss) were recorded.

                          Unaffiliated customers are customers outside the Company and its subsidiaries.

                          Identifiable assets are those assets employed in, or associated with, each geographic area.


                                               ISRAEL AND    UNITED STATES                                  TOTAL
                                                 OTHER                     EUROPE        ELIMINATIONS     CONSOLIDATED
                                            -------------    ------------- ------        ------------     ------------
                                                                              $ IN THOUSANDS
                                            --------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
    Revenues from unaffiliated
       customers                            *121,412         380,557       173,708                        675,677
    Intercompany revenues
       between geographical areas            134,903          30,471             9       (165,383)
                                             -------         -------       -------       --------         -------
                                             256,315         411,028       173,717       (165,383)        675,677
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------
    Operating income (loss)                  (10,969)          3,500         8,479         (1,126)           (116)
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------
YEAR ENDED DECEMBER 31, 1996
    Revenues from unaffiliated
       customers                            *118,639         398,862       177,547                        695,048
    Intercompany revenues
       between geographical areas            115,503          45,808           709       (162,020)
                                             -------         -------       -------       --------         -------
                                             234,142         444,670       178,256       (162,020)        695,048
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------
    Operating income (loss)                  (97,531)        (69,167)      (23,214)         5,335        (184,577)
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------
YEAR ENDED DECEMBER 31, 1995
    Revenues from unaffiliated
       customers                            *106,222         366,629       257,436                        730,287
    Intercompany revenues
       between geographical areas            206,640          57,700           117       (264,457)
                                             -------         -------       -------       --------         -------
                                             312,862         424,329       257,553       (264,457)        730,287
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------
    Operating income (loss)                  (61,376)          4,670        (4,347)         6,747         (54,306)
                                             -------         -------       -------       --------         -------
                                             -------         -------       -------       --------         -------


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15 - SELECTED INCOME STATEMENT DATA (CONTINUED):

              * Export sales from Israel to a 50%-owned joint venture company in Japan totaled $ 42,557,000, $ 56,604,000 and $ 57,725,000 in 1997, 1996 and 1995, respectively.


                                                                          DECEMBER 31
                                                                     --------------------
                                                                     1997            1996
                                                                     --------------------
                                                                        $ IN THOUSANDS
                                                                     --------------------
                       Identifiable assets:
                           Israel and other                          230,278        236,893
                           United States                             331,235        334,230
                           Europe                                    107,214        133,611
                                                                     -------        -------
                                                                     668,727        704,734
                                                                     -------        -------
                                                                     -------        -------



                                                                         YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1997          1996           1995
                                                                  ------------------------------------
                                                                              $ IN THOUSANDS
                                                                  ------------------------------------
                                                                  ------------------------------------

                  2) Revenues by destination:


                          United States                           310,921        284,143        302,992
                          Europe                                  236,365        238,679        296,269
                          Japan                                    67,320        110,211         71,504
                          Other                                    61,071         62,015         59,522
                                                                  -------        -------        -------
                                                                  675,677        695,048        730,287
                                                                  -------        -------        -------
                                                                  -------        -------        -------


              b.       RESEARCH AND DEVELOPMENT COSTS-
                       net:

                       Expenses incurred                           78,908         84,344         83,545
                       L e s s - royalty-bearing
                          participations from the
                          Government of Israel
                          (note 9a(1)(a))                          10,500         11,549          9,883
                                                                   ------         ------         ------
                                                                   68,408         72,795         73,662
                                                                   ------         ------         ------
                                                                   ------         ------         ------


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15 - SELECTED INCOME STATEMENT DATA (CONTINUED):

                                                                          YEAR ENDED DECEMBER 31
                                                                       ---------------------------------
                                                                        1997         1996         1995
                                                                       ---------------------------------
                                                                                $ IN THOUSANDS
                                                                       ---------------------------------
              c.    SELLING, GENERAL AND ADMINISTRATIVE
                       EXPENSES:
                       Selling                                         105,061       124,182      135,821
                       General and administrative*                      75,959       146,380      118,749
                                                                       -------       -------      -------
                                                                       181,020       270,562      254,570
                                                                       -------       -------      -------
                                                                       -------       -------      -------
                       * Including net change in
                           allowance for doubtful
                           accounts and direct
                           write-off of bad debts                       16,067        70,235       46,800
                                                                       -------       -------      -------
                                                                       -------       -------      -------
              d.       FINANCIAL INCOME - NET:
                          Income:
                            Interest                                     6,954         6,648       11,074
                            Realized and unrealized gain on
                                trading marketable securities -
                                net                                        740           893        3,741
                            Non-dollar currency gains and
                                losses - net                             2,175         1,071
                                                                       -------       -------      -------
                                                                         9,869         8,612       14,815
                                                                       -------       -------      -------
                       Expenses:
                          Interest                                       2,171         1,846        3,079
                          Bank charges                                     916         1,012          935
                          Cost of hedging transactions                     842         1,071          352
                          Non-dollar currency gains and
                              losses - net                                                            520
                                                                       -------       -------      -------
                                                                         3,929         3,929        4,886
                                                                       -------       -------      -------
                                                                         5,940         4,683        9,929
                                                                       -------       -------      -------
                                                                       -------       -------      -------


                             SCITEX CORPORATION LTD.
                            (An Israeli Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 16 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

              a. The Company and its subsidiaries have conducted financial transactions with related parties, mainly banks and insurance and leasing companies, in the ordinary course of business.

              b. The Company had trade receivables from a 50%-owned joint venture company in Japan totaling $ 14,381,000 and $15,659,000 at December 31, 1997 and 1996, respectively.

              c.    See also notes 8, 9a(2) and 15a.


NOTE 17 - SUBSEQUENT EVENT

             In February 1998, the Company acquired the shares of Idanit Technologies Ltd. (an Israeli company) a supplier of wide format inkjet printing systems, for approximately $ 60 million in cash. The acquisition will be accounted for under the purchase method, which will result in a write off of in-process research and development for approximately $ 44 million.


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


                                         PEC Israel Economic Corporation

                                         By:     /s/ JAMES I. EDELSON
                                            ------------------------------------
DATE: July 30, 1999                                James I. Edelson
                                            EXECUTIVE VICE PRESIDENT AND
                                                     SECRETARY