Form 10-K/A
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-07-30
CIK 76888

                                   FORM 10-K/A
                                      NO. 3

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1998
                          -----------------------------------------------
                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                          Commission file number 1-8707
                         -------------------------------
                         PEC Israel Economic Corporation

             (Exact name of registrant as specified in its charter)

                Maine                                 13-1143528
-----------------------------------        ------------------------------------
         (State or other jurisdiction             (I.R.S. employer
     of incorporation or organization)            identification no.)

511 Fifth Avenue, New York, New York                      10017
----------------------------------------      ---------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code     (212) 687-2400
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
      -------------------                               ---------------------
Common Stock (par value $1.00 per share)                New York Stock Exchange
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X      NO
                                             ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates on March 26, 1999 was approximately $101,041,000. Such aggregate market value was computed on the basis of the closing price of the Common Stock of the registrant on the New York Stock Exchange on that date. See Part II, Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters."

         As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

        The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby (i) amends (A) Item 8 of Part II of PEC's Annual Report on Form 10-K for the year ended December 31, 1998, as previously amended (the "1998 Form 10-K"), by adding thereto the financial statements of Scitex Corporation Ltd. as at and for the year ended December 31, 1998, which begins on the next page and (B) Items 14(a)(2)(e) and 14(a)(2)(f) of Part IV of the 1998 Form 10-K by renumbering such Items as Items 14(a)(2)(f) and 14(a)(2)(g), respectively, and (ii) inserts the following as Item 14(a)(2)(e) of Part IV of the 1998 Form 10-K between Item 14(a)(2)(d) and Item 14(a)(2)(f) (as renumbered) of Part IV of the 1998 Form 10-K:


(a)(2)(e)                  Financial statement schedules filed in response to
                           Item 14(d) pursuant to Rule 3-09 of Regulation
                           S-X:

                           Scitex Corporation Ltd. and its Subsidiaries:
                                    Report of Independent Auditors.

                                    Consolidated Balance Sheets as at December
                                    31, 1998 and 1997.

                                    Consolidated Statements of Income (Loss) for the years ended December 31, 1998, 1997 and 1996.

                                    Consolidated Statements of Changes in
                                    Shareholders' Equity for the years ended
                                    December 31, 1998, 1997 and 1996.

                                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                                    Notes to the Consolidated Financial
                                    Statements.

                             SCITEX CORPORATION LTD.

                     1998 CONSOLIDATED FINANCIAL STATEMENTS

                            SCITEX CORPORATION LTD.

                     1998 CONSOLIDATED FINANCIAL STATEMENTS




                                TABLE OF CONTENTS

                                                                           PAGE
REPORT OF INDEPENDENT AUDITORS                                               2
CONSOLIDATED FINANCIAL STATEMENTS
    Balance sheets                                                          3-4
    Statements of income (loss)                                              5
    Statements of changes in shareholders' equity                           6-7
    Statements of cash flows                                                8-9
    Notes to financial statements                                          10-38



            THE AMOUNTS ARE STATED IN U.S. DOLLARS ($) IN THOUSANDS.




                                 ---------------
                            -------------------------
                                 ---------------

                                   [Letterhead]




                         REPORT OF INDEPENDENT AUDITORS
To the shareholders of
SCITEX CORPORATION LTD.


We have audited the consolidated balance sheets of Scitex Corporation Ltd. (the "Company") and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1998 and 1997 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                               /s/ Kesselman & Kesselman
Tel-Aviv, Israel                                 Kesselman & Kesselman
  February 3, 1999                          Certified Public Accountants (Isr.)

                             SCITEX CORPORATION LTD.

                           CONSOLIDATED BALANCE SHEETS



                                                                                   DECEMBER 31
                                                                            ------------------------
                                                                               1998           1997
                                                                            ----------      ---------
                                                                            U.S. DOLLARS IN THOUSANDS
                                                                            -------------------------
                                ASSETS
CURRENT ASSETS (note 14):
    Cash and cash equivalents                                                 49,920           72,300
    Short-term investments                                                    33,447           87,057
    Trade receivables (net of allowance
       for doubtful accounts of $ 20,400,000 at
       December 31, 1998 and $ 31,552,000
       at December 31, 1997)                                                 141,393          140,540
    Other receivables                                                         25,764           30,707
    Inventories:
       Systems and components (note 3)                                        77,557           87,998
       Spare parts and supplies                                               45,385           51,453
    Deferred income taxes (note 12d)                                          31,632           18,937
                                                                            --------         --------
           T o t a l current assets                                          405,098          488,992
                                                                            --------         --------
INVESTMENTS AND OTHER NON-CURRENT
    ASSETS (notes 4 and 14)                                                    9,372           15,365
                                                                            --------         --------
PROPERTY, PLANT AND EQUIPMENT (note 5):
    Cost                                                                     295,149          276,706
    L e s s - accumulated depreciation and amortization                      204,247          187,101
                                                                            --------         --------
                                                                              90,902           89,605
                                                                            --------         --------
GOODWILL AND OTHER INTANGIBLE ASSETS, net of
    accumulated amortization (note 6)                                         60,136           74,765
                                                                            --------         --------
                                                                             565,508          668,727
                                                                            --------         --------
                                                                            --------         --------



            /s/ Dov Tadmor                  ) CHAIRMAN OF THE BOARD
-------------------------------------------
               DOV TADMOR                   ) OF DIRECTORS



           /s/ Yoav Z. Chelouche            ) PRESIDENT, CHIEF EXECUTIVE
-------------------------------------------
            YOAV Z. CHELOUCHE               )    OFFICER AND DIRECTOR



                                                                                   DECEMBER 31
                                                                            ------------------------
                                                                               1998           1997
                                                                            ----------      ---------
                                                                            U.S. DOLLARS IN THOUSANDS
                                                                            -------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES (note 14):


    Short-term bank credit                                                         2,034             618
    Trade payables                                                                48,180          46,600
    Accrued and other liabilities (note 7)                                       109,588         120,493
                                                                                 -------         -------
           T o t a l  current liabilities                                        159,802         167,711
                                                                                 -------         -------
LONG TERM LIABILITIES:
    Deferred income taxes (note 12d)                                               3,206             122
    Other                                                                          1,277             785
                                                                                 -------         -------
           Total long-term liabilities                                             4,483             907
                                                                                 -------         -------
COMMITMENTS AND CONTINGENT LIABILITIES (note 9)
                                                                                 -------         -------
           T o t a l  liabilities                                                164,285         168,618
                                                                                 -------         -------
SHAREHOLDERS' EQUITY (note 10):
    Share capital - ordinary shares of NIS 0.12 par value
       (authorized - December 31, 1998 and 1997 -
       48,000,000 shares; issued and outstanding:
       December 31, 1998 - 43,038,852 shares;
       December 31,  1997 - 42,808,518 shares)                                     6,194           6,187
                                                                                 -------         -------
    Capital surplus                                                              360,316         358,278
                                                                                 -------         -------
    Accumulated other comprehensive income (loss) (note 1o):
       Currency translation adjustments                                            1,064           1,457
       Unrealized loss on marketable securities
           available for sale (note 4(b))                                                        (10,289)
                                                                                 -------         -------
                                                                                   1,064          (8,832)
                                                                                 -------         -------
    Retained earnings                                                             33,649         144,476
                                                                                 -------         -------
           T o t a l  shareholders' equity                                       401,223         500,109
                                                                                 -------         -------
                                                                                 565,508         668,727
                                                                                 -------         -------
                                                                                 -------         -------



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             FINANCIAL STATEMENTS.

                             SCITEX CORPORATION LTD.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                           1998               *1997             *1996
                                                                         ------------  --------------------  --------
                                                                                    U.S. DOLLARS IN THOUSANDS
                                                                         --------------------------------------------
                                                                                    (EXCEPT PER SHARE DATA)
                                                                         --------------------------------------------
REVENUES (note 15a):

       Sales                                                              441,399             426,591         453,523
       Service                                                            137,823             134,183         119,232
       Supplies                                                            61,089              56,885          51,350
                                                                          -------             -------         -------
              T o t a l  revenues                                         640,311             617,659         624,105
                                                                          -------             -------         -------
   COST OF REVENUES:
       Cost of sales                                                      227,564             234,220         274,341
       Cost of service                                                    108,274             110,771         118,272
       Cost of supplies                                                    33,198              28,535          23,383
                                                                          -------             -------         -------
              T o t a l  cost of revenues                                 369,036             373,526         415,996
                                                                          -------             -------         -------
   GROSS PROFIT                                                           271,275             244,133         208,109
   RESEARCH AND DEVELOPMENT COSTS -
       net (note 15b)                                                     110,762              57,610          61,273
   SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES (note 15c)                                                174,997             163,911         250,228
   AMORTIZATION OF GOODWILL AND OTHER
       INTANGIBLE ASSETS                                                    9,285               6,215           8,491
   RESTRUCTURING COSTS  (note 11)                                                                              56,100
                                                                          -------             -------         -------
   OPERATING INCOME (LOSS)                                                (23,769)             16,397       (167,983)
   FINANCIAL INCOME - net (note 15d)                                        4,971               5,941           4,683
   OTHER INCOME (EXPENSES) - net                                            1,634              (1,000)          (239)
                                                                          -------             -------         -------
   INCOME (LOSS) BEFORE TAXES ON INCOME                                   (17,164)             21,338       (163,539)
   TAXES ON INCOME (TAX BENEFIT) (note 12)                                  2,231               1,500         (1,699)
   SHARE IN INCOME (LOSSES) OF EQUITY
       INVESTMENTS - net (note 4)                                         (14,897)             (2,742)            156
                                                                          -------             -------         -------
   NET INCOME (LOSS) FROM CONTINUING
       OPERATIONS                                                         (34,292)             17,096       (161,684)
                                                                          -------             -------         -------
   DISCONTINUED OPERATIONS (NOTE 2b):
       Loss from operations                                               (13,831)            (16,514)       (16,595)
       Loss from disposal                                                 (62,704)
                                                                          -------             -------         -------
       Total loss from discontinued operations                            (76,535)            (16,514)       (16,595)
                                                                          -------             -------         -------
   NET INCOME (LOSS)                                                     (110,827)                582       (178,279)
                                                                          =======             =======         =======
   BASIC AND DILUTED EARNINGS (LOSS)
       PER SHARE ("EPS") (NOTE 1N)
       Continuing operations                                              $(0.80)               $0.40         $(3.77)
       Discontinued operations                                            $(1.78)              $(0.39)        $(0.39)
                                                                          -------             -------         -------
       Net income (loss)                                                  $(2.58)              $ 0.01        $ (4.16)
                                                                          =======             =======         =======
   WEIGHTED AVERAGE NUMBER OF SHARES
       USED IN COMPUTATION OF EPS (in thousands)
       (NOTE 1N):
       Basic                                                               42,929              42,809          42,809
                                                                          =======             =======         =======
       Diluted                                                             42,929              43,154          42,809
                                                                          =======             =======         =======
                          * Reclassified (see note 2b).

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                 (Continued) - 1
                             SCITEX CORPORATION LTD
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                         ACCUMULATED OTHER COMPREHENSIVE
                                                                                  INCOME (LOSS)
                                                                         -------------------------------
                                                                                     UNREALIZED LOSS ON
                                                                         CURRENCY       MARKETABLE        RETAINED      TOTAL
                                                       SHARE   CAPITAL  TRANSLATION     SECURITIES        EARNINGS   SHAREHOLDER'S
                                                      CAPITAL  SURPLUS  ADJUSTMENTS  AVAILABLE FOR SALE  (NOTE 10c)     EQUITY
                                                     --------  -------  -----------  ------------------  ----------  -------------
                                                                                 U.S. DOLLARS IN THOUSANDS
                                                     -----------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                             6,187   360,891     888            (5,853)          338,868     700,981
                                                                         -----            ------          --------   ---------
CHANGES DURING 1996:
 Loss                                                                                                     (178,279)   (178,279)
                                                                                                                     ---------
 Other comprehensive income (loss) (note 1o):
  Currency translation adjustments                                         242                                             242
  Unrealized loss on marketable securities
   available for sale                                                                     (4,208)                       (4,208)
                                                                        ------            ------                     ---------
                                                                           242            (4,208)                       (3,966)
                                                                        ------            ------          --------   ---------
 Total comprehensive income (loss)                                         242            (4,208)         (178,279)  *(182,245)
                                                                        ------            ------          --------   ---------

 Elimination of surplus in respect of employee
  stock options due to forfeiture, net of surplus
  arising from employee stock options                           (1,314)                                                 (1,314)
                                                                                                                     ---------
 Dividend ($ 0.39 per share)                                                                               (16,695)    (16,695)
                                                      ------   -------  ------            ------          --------   ---------
BALANCE AT DECEMBER 31, 1996                           6,187   359,577   1,130           (10,061)          143,894     500,727
                                                                        ------            ------          --------   ---------
CHANGES DURING 1997:
 Net income                                                                                                    582         582
                                                                                                                     ---------
 Other comprehensive income (loss) (note 1o):

  Currency translation adjustments                                         327                                             327
  Unrealized loss on marketable securities
   available for sale                                                                       (228)                         (228)
                                                                        ------            ------                     ---------
                                                                           327              (228)                           99
                                                                        ------            ------          --------   ---------

 Total comprehensive income (loss)                                         327              (228)              582        *681
                                                                        ------            ------          --------   ---------
 Elimination of surplus in respect of employee stock
  options due to forfeiture, net of surplus arising
  from employee stock options                                   (1,299)                                                 (1,299)
                                                      ------   -------  ------            ------          --------   ---------

BALANCE AT DECEMBER 31, 1997 - forward                 6,187   358,278   1,457           (10,289)          144,476     500,109
                                                      ------   -------  ------            ------          --------   ---------


                                                                 (Concluded) - 2
                             SCITEX CORPORATION LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                         ACCUMULATED OTHER COMPREHENSIVE
                                                                                  INCOME (LOSS)
                                                                         -------------------------------
                                                                                     UNREALIZED LOSS ON
                                                                         CURRENCY       MARKETABLE        RETAINED      TOTAL
                                                       SHARE   CAPITAL  TRANSLATION     SECURITIES        EARNINGS   SHAREHOLDER'S
                                                      CAPITAL  SURPLUS  ADJUSTMENTS  AVAILABLE FOR SALE  (NOTE 10c)     EQUITY
                                                     --------  -------  -----------  ------------------  ----------  -------------
                                                                                 U.S. DOLLARS IN THOUSANDS
                                                     -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997 - brought forward       6,187   358,278   1,457           (10,289)          144,476     500,109
                                                                       ------          -------          --------    --------
CHANGES DURING 1998:
 Loss                                                                                                   (110,827)   (110,827)
                                                                                                                    --------
 Other comprehensive income (loss) (note 1o):
  Currency translation adjustments                                      (393)                                           (393)
                                                                      ------                                        --------
  Unrealized loss on marketable securities
   available for sale:
   Unrealized holding loss arising during the
    year                                                                                (2,730)                       (2,730)
   Less - loss carried to the
   consolidated statement of loss (note 2b)                                             13,019                        13,019
                                                                                       -------                      --------
                                                                                        10,289                        10,289
                                                                                       -------                      --------
 Total comprehensive income (loss)                                      (393)           10,289                         9,896
                                                                       ------          -------          --------    --------
                                                                        (393)           10,289          (110,827)  *(100,931)

 Employee stock options exercised and paid               7   **2,103                                                   2,110
                                                                                                                    --------
 Elimination of surplus in respect of employee
  stock options due to forfeiture, net of
  surplus arising from employee stock options                    (65)                                                    (65)
                                                    ------   -------  ------            ------          --------   ---------
BALANCE AT DECEMBER 31, 1998                         6,194   360,316   1,084               -,-            33,649     401,223
                                                    ------   -------  ------            ------          --------   ---------
                                                    ------   -------  ------            ------          --------   ---------



* Calculated in accordance with the provisions of FAS 130 (see also note 1o). ** Net of share issue expenses.



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             FINANCIAL STATEMENTS.

                                                                 (Continued - 1)
                             SCITEX CORPORATION LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               1998           1997           1996
                                                                               --------   ------------   ---------
                                                                                   U.S. DOLLARS IN THOUSANDS
                                                                               -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                        (110,827)           582      (178,279)
    Adjustments to reconcile net income or loss to net
       cash provided by operating activities:
       Share in losses (income) of equity investments - net                    14,897          2,742          (156)
       Depreciation and amortization                                           41,318         40,815        49,196
       Write off of in-process research and development                        44,264
           acquired
       Loss from discontinued operations                                       76,535
       Compensation income resulting from
           employee stock options                                                 (65)        (1,299)       (1,314)
       Gain on sale and increase in value of short-term
           investments - net                                                     (617)          (741)         (893)
       Deferred income taxes - net                                             (8,657)        (2,166)       12,882
       Loss on disposal of fixed assets                                           246            523         8,424
       Provision for impairment of goodwill                                                                 18,200
       Changes in operating assets and liabilities:
           Decrease (increase) in trade receivables
              (including non-current portion)                                  (1,035)        14,240       145,976
           Decrease (increase) in other receivables                           (29,522)         8,789        (1,380)
           Decrease in trade payables                                            (993)        (3,857)      (10,995)
           Decrease in accrued and other liabilities                              (97)       (31,735)       (1,495)
           Decrease in inventories                                              6,622         36,952         2,077
           Decrease (increase) in prepaid expenses                                806          1,280        (1,110)
       Other items - net                                                            6            432           754
                                                                              -------        -------       -------
    Net cash provided by operating activities                                  32,881         66,557        41,887
                                                                              -------        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries *                                             (61,585)
    Additional amount paid in respect of acquisition of a
       subsidiary                                                              (7,000)        (7,000)       (7,000)
    Purchase of property, plant and equipment
       and other non current assets                                           (32,339)       (33,300)      (31,176)
    Proceeds from sale of fixed assets                                          1,476          1,720         2,224
    Disposal of investment in subsidiary                                        8,000
    Purchase of intangible assets                                             (12,578)        (1,096)           (6)
    Equity and other investments                                              (12,886)        (3,622)       (2,815)
    Purchase of short-term investments                                        (37,735)       (85,364)      (27,431)
    Sale of short-term investments                                             91,223         44,151        45,701
                                                                              -------        -------       -------
    Net cash used in investing activities                                     (63,424)       (84,511)      (20,503)
                                                                              -------        -------       -------
Subtotal - forward                                                            (30,543)       (17,954)       21,384

                                       8

                                                                 (Concluded - 2)

                             SCITEX CORPORATION LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               1998           1997           1996
                                                                               --------   ------------  ---------
                                                                                   U.S. DOLLARS IN THOUSANDS
                                                                               ----------------------------------

Subtotal - brought forward                                                    (30,543)       (17,954)       21,384
                                                                              -------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Employee stock options exercised and paid                                   2,110
    Increase in long-term liabilities                                           3,117            453           627
    Decrease in long-term liabilities                                             (56)          (195)         (347)
    Increase (decrease) in short-term bank credit                               2,992            (54)       (1,679)
    Dividends paid                                                                                         (22,261)
                                                                              -------        -------       -------
    Net cash provided by (used in) financing activities                         8,163            204       (23,660)
                                                                              -------        -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (22,380)       (17,750)       (2,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 72,300         90,050        92,326
                                                                              -------        -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       49,920         72,300        90,050
                                                                              -------        -------       -------
                                                                              -------        -------       -------
*   Acquisition of subsidiaries:
       Working capital (excluding cash and cash equivalents)                       10
       Property, plant and equipment - net                                        666
       Goodwill and other intangible assets                                    16,645
       Acquired in-process research and development                            44,264
                                                                              -------
                                                                               61,585
                                                                              -------
                                                                              -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - CASH PAID DURING THE YEAR FOR:
    Interest                                                                      738          2,117         2,271
                                                                              -------        -------       -------
                                                                              -------        -------       -------
    Income taxes                                                                9,867        (18,739)        7,795
                                                                              -------        -------       -------
                                                                              -------        -------       -------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             FINANCIAL STATEMENTS.

                             SCITEX CORPORATION LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

             The significant accounting policies, applied on a consistent basis, are as follows:

             a.   GENERAL

                  1)    Nature of operations

                        Scitex Corporation Ltd. (the "Company") is an Israeli corporation which designs, manufactures and markets digital visual information communication systems for the digital preprint and digital printing markets.

                  2)    Functional currency

                        The currency of the primary economic environment in which the operations of the Company and most of its subsidiaries are conducted is the U.S. dollar ("dollar" or "$"); thus, the dollar is the functional currency of the Company and most of its subsidiaries.

                        For the Company and those subsidiaries whose functional currency is the dollar, transactions and balances denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statements of operations, the exchange rates at transaction dates are used, except for expenses deriving from non-monetary items, which are translated using historical exchange rates. The currency transaction gains or losses are carried to financial income or expenses, as appropriate.

                        The financial statements of certain subsidiaries and entities in which the Company has an equity investment, whose functional currency is their local currency, are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standard ("FAS") No. 52 of the Financial Accounting Standards Board of the United States ("FASB")
                        - "Foreign Currency Translation": assets and liabilities are translated using the year-end rate of exchange; results of operations are translated at average exchange rates during the year. The resulting aggregate translation adjustments are reported as a component of "accumulated other comprehensive income".

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                  3) Use of estimates in the preparation of financial statements

                        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

                  4)    Accounting principles

                        The consolidated financial statements are prepared in accordance with US GAAP.

             b.   PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated in consolidation.

             c.   CASH EQUIVALENTS

                  The Company and its subsidiaries consider all highly liquid debt instruments purchased with a maturity of three months or less, at time of investment, that are not restricted as to withdrawal or use, to be cash equivalents. Bank deposits with a maturity of more than three months but less than one year (from the date of deposit) are included in short-term investments.

             d.   INVESTMENTS IN MARKETABLE SECURITIES

                  Marketable securities, classified as "trading securities", are stated at market value and are included under "short-term investments". The changes in market value of these securities are carried to financial income or expenses.

                  As of December 31, 1997, an investment in quoted shares of a company, classified as "available for sale securities", was stated at market value and included under "investments and other non-current assets". The difference between the market value of these shares and their cost was recorded as a separate component of shareholders' equity, under comprehensive income (loss). As to the Company's decision, in 1998, to dispose of this investment, see note 4(b).

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                  Annual rates of depreciation are as follows:

                                                                       %
                                                                    --------
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

             h.   GOODWILL AND OTHER INTANGIBLE ASSETS

                  Goodwill, representing the difference between the cost of the investment in subsidiaries and the fair value of their underlying net assets at the time of acquisition, and acquired goodwill, are amortized by the straight-line method over a period of 7-15 years.

                  Acquired technology and other intangible assets are stated at cost and amortized by the straight-line method over a period of 3-13 years (mainly 5-7 years).

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

             i. RECOGNITION OF REVENUES:

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

             j.   RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are charged as expense as incurred. Government funding for development of approved projects is recognized as a reduction of expenses as the related costs are incurred.

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

                  2) The Company may incur an additional tax liability in the event of an intercompany dividend distribution; no additional tax has been provided, since the Company does not intend to distribute, in the foreseeable future, dividends which would result in additional tax liability.

                  3) Taxes which would apply in the event of disposal of investments in subsidiaries and other investees have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to realize them.

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                  4) Upon the distribution of dividends from the tax-exempt income of "approved enterprises" (see also note 12a), the amount distributed will be subject to tax at the rate that would have been applicable had the Company not been exempted from payment thereof. If such distribution is made, the amount of the related tax is to be charged as an expense in the income statements. The Company intends to permanently reinvest the amounts of tax exempt income and it does not intend to cause distribution of such dividends. Therefore, no deferred income taxes have been provided in respect of such tax-exempt income.

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

                  Gains and losses on derivatives that are hedging existing assets or liabilities are recognized in income commensurate with the results from those assets or liabilities; balances receivable or payable in respect of such derivatives are included in the balance sheets among other accounts receivable or payable, as appropriate. Gains and losses related to derivatives that are hedging firm commitments or anticipated sales are deferred, and ultimately recognized in income as part of the measurement of the results of the underlying hedged transactions. Cash flows from derivatives are recognized in the statements of cash flows together with results from the hedged item.

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

                  Since the basic EPS for 1998 and 1996 represents loss per share, the effect of including the incremental shares from assumed exercise of options in the EPS computation is anti-dilutive, and accordingly, the basic and diluted EPS for these years are the same amount.

             o.   COMPREHENSIVE INCOME

                  In 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income", ("FAS 130"), which was issued in June 1997 by the FASB.

                  FAS 130 requires the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income or loss includes all non-owner changes in equity ("other comprehensive income") which, as applicable to the Company, include currency translation adjustments and unrealized loss on marketable securities available for sale.

                  The company presents its comprehensive income (loss) in the consolidated statements of changes in shareholders equity.

             p.   IMPAIRMENT OF LONG-LIVED ASSETS

                  When indicators of impairment are present, the Company evaluates the realizability of goodwill and other intangible assets and the appropriateness of their amortization periods in relation to the operating performances and estimated future undiscounted cash flows of the underlying assets.

             q.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

                  In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 established a new model for accounting for derivatives and hedging activities. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for calendar-year companies as from January 1, 2000.

                  The Company is currently evaluating the impact FAS 133 will have on its financial statements.

             r.   RECLASSIFICATIONS

                  Certain prior year balances have been reclassified to be consistent with the current year presentation.

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         NOTE 2 - ACQUISITIONS AND DISPOSAL OF A BUSINESS:

                  a. ACQUISITIONS:
                        1) In February 1998, the Company acquired all of the shares of Idanit Technologies Ltd., an Israeli corporation which designs and manufactures wide format ink jet printing systems, for an aggregate cash consideration of $ 63,039,000 in cash (including $ 339,000 - costs related to the acquisition). The acquisition was accounted for by the purchase method . The amounts carried to assets and liabilities in respect of the acquisition were based on the fair values of the assets and liabilities acquired on the date of acquisition. Idanit's Net income for 1998 of $165,000 is included in the 1998 consolidated statement of loss from the date of acquisition.

                              An amount $ 44,264,000 out of the total
                              acquisition cost was attributed to in-process research and development and resulted in a one time non-cash charge. An amount of $ 16,645,000 was attributed to goodwill and other intangible assets and is being amortized over their estimated useful lives.

                              At the time of the acquisition, Idanit had two products under development: 163Ad and Flatbed, which were both mostly completed but had not reached technological feasibility, and had no future alternative use the valuation assumed that approximately $ 5,000,000 of development costs would be incurred from the acquisition date through their scheduled completion in December 1998 and June 1999, respectively. The valuation also assumed that these products would generate revenues through the year 2004.

                              The inability of Idanit to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have an adverse material effect on the Company's business, financial condition and results of operations.

                    2) In October 1998, the Company acquired the superwide activities of the Matan group of companies for an aggregate cash consideration of $12,247,000 (including $152,000-costs related to the acquisition). This amount is included under "acquired goodwill and other intangible assets" and is being amortized over its estimated useful life. The agreement provides for additional payments up to a maximum of $14.5 million, based on the achievement on specified financial targets during the period 1999 to 2004.

                  b. DISCONTINUED OPERATIONS - DISPOSAL OF A BUSINESS
                     In November 1998, the Company decided to exit from the digital video business. The digital video business of the Company was comprised of the operations of the wholly owned subsidiary Scitex Digital Video ("SDV") and an investment in quoted shares which was classified as "available for sale securities" (see also note 4(b)). As a result of the decision, the Company recognized a loss from the disposal amounting to $62,704,000, which is presented in the statement of loss for 1998 under "discontinued operations". This amount is comprised of $49,685,000 in respect of the loss from the disposal of SDV, and $13,019,000 representing the accumulated unrealized loss on available for sale shares which was expensed. In December 1998, substantially all of the assets and liabilities of SDV were sold.

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - ACQUISITIONS AND DISPOSAL OF A BUSINESS (continued):

             Results of these operations in 1998, 1997 and 1996 have been classified as discontinued operations. Revenues, loss from discontinued operations and the remaining asset and liability items at December 31, 1998 in respect of the discontinued operations, are as follows:

                                                                                          1998           1997          1996
                                                                                          ---------   ----------   --------
                                                                                              U.S. DOLLARS IN THOUSANDS
                                                                                          ---------------------------------
                                                                                                    $ IN THOUSANDS
                                                                                          ---------------------------------
                     Revenues                                                              29,534     58,018         70,942
                                                                                          -------    -------        -------
                                                                                          -------    -------        -------
                     Operating loss                                                       (13,831)   (16,514)       (16,595)
                                                                                          -------    -------        -------
                                                                                          -------    -------        -------
                     Loss from discontinued operations:
                        Loss from operations                                               13,831     16,514         16,595
                        Loss from disposal                                                 62,704
                                                                                          -------    -------        -------
                                                                                           76,535     16,514         16,595
                                                                                          -------    -------        -------
                                                                                          -------    -------        -------

                                                                                                  -------------------
                                                                                                   DECEMBER 31, 1998
                                                                                                  -------------------
                                                                                                     $ IN THOUSANDS
                                                                                                  -------------------
                  Short-term investments -
                     investment in shares                                                                     1,820
                                                                                                            -------
                                                                                                            -------
                  Other receivables                                                                           2,000
                                                                                                            -------
                                                                                                            -------
                  Accrued and other liabilities -
                     accrued disposal costs (note 7)                                                          9,323
                                                                                                            -------
                                                                                                            -------

         The company anticipates that no additional losses will be incurred as a result of these transactions.

NOTE 3 - INVENTORIES - SYSTEMS AND COMPONENTS:

                                                                                      DECEMBER 31
                                                                                -----------------------
                                                                                 1998             1997
                                                                                ---------     ---------
                                                                                    $ IN THOUSANDS
                                                                                -----------------------
                Components for manufacturing of systems                         38,411            38,648
                 Work in process                                                 8,137            13,305
                 Finished products                                              31,009            36,045
                                                                                -------           -------
                                                                                77,557            87,998
                                                                                -------           -------
                                                                                -------           -------

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         NOTE 4 - INVESTMENTS AND OTHER NON-CURRENT ASSETS

                                                                                      DECEMBER 31
                                                                                -----------------------
                                                                                 1998             1997
                                                                                -----------------------
                                                                                    $ IN THOUSANDS
                                                                                -----------------------
                Equity investments:
                    Joint venture companies (a)                                  2,756            1,143
                    Other                                                        1,821              973
                Available for sale investment (b)                                                 4,550
                Non-current deposits                                               659            3,540
                Non-current receivables                                          2,068            1,808
                Deferred income taxes (note 12d)                                    72            1,026
                Shares at cost and other                                         1,996            2,325
                                                                               -------          -------
                                                                                 9,372           15,365
                                                                               -------          -------
                                                                               -------          -------

                       (a) The Company has provided guarantees for bank credit received by a joint venture company - $ 10.2 million and $ 10.5 million at December 31, 1998 and 1997, respectively.

                       (b) Represents investment of approximately 14% of ordinary share capital of Truevision, Inc. ("Truevision"), purchased in a private placement and through a market transaction for a total consideration of $ 14,839,000. The shares of Truevision, a U.S. corporation, are traded in the United States. In 1998, as part of the decision to exit from the digital video business (see note 2b), the Company decided to dispose of these shares and accordingly, these shares are included in "short-term investments".

         NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Grouped by major classifications, the assets are composed as follows:

                                                                                             ACCUMULATED
                                                                                            DEPRECIATION
                                                                    COST                  AND AMORTIZATION
                                                              -------------------    -----------------------
                                                                 DECEMBER 31                DECEMBER 31
                                                              -------------------    -----------------------
                                                              1998         1997          1998          1997
                                                              --------  -----------  ------------  ---------
                                                                             $ IN THOUSANDS
                                                              ----------------------------------------------
                  Machinery and
                      equipment                              207,156       208,673      153,869       141,821
                  Building (including land)                    8,755         8,755        1,918         1,641
                  Leasehold improvements                      41,850        26,123       24,515        23,079
                  Office furniture and
                      equipment                               35,630        30,570       22,799        19,195
                  Motor vehicles                               1,758         2,585        1,146         1,365
                                                             -------       -------      -------       -------
                                                             295,149       276,706      204,247       187,101
                                                             -------       -------      -------       -------
                                                             -------       -------      -------       -------

             Depreciation and amortization of property, plant and equipment totaled $ 26,181,000 $ 25,102,000 and $ 30,935,000 in 1998, 1997
             and 1996, respectively.

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS:


                                                                                      DECEMBER 31
                                                                                -----------------------
                                                                                 1998             1997
                                                                                ----------    ---------
                                                                                    $ IN THOUSANDS
                                                                                -----------------------

                ORIGINAL AMOUNT:
                    Goodwill in subsidiaries and acquired
                       goodwill                                                 72,555           105,144
                    Acquired technology and other intangible
                       assets                                                   30,588            21,877
                                                                               -------           -------
                                                                               103,143           127,021
                                                                               -------           -------

                L e s s - accumulated amortization:
                    Goodwill in subsidiaries and acquired
                       goodwill                                                 30,855            39,856
                    Acquired technology and other intangible
                       assets                                                   12,152            12,400
                                                                               -------           -------
                                                                                43,007            52,256
                                                                               -------           -------
                                                                                60,136            74,765
                                                                               -------           -------
                                                                               -------           -------



         NOTE 7 - ACCRUED AND OTHER LIABILITIES



                                                                                      DECEMBER 31
                                                                                -----------------------
                                                                                 1998             1997
                                                                                ----------    ---------
                                                                                    $ IN THOUSANDS
                                                                                -----------------------

                Employees and related liabilities                             26,599            23,460
                Taxes on income, net of advances                              11,654            18,184
                Advances from customers                                        5,669             8,028
                Allowance in respect of sales financed
                    by third parties (see note 9b(1))                          6,680            15,354
                Accrued disposal and restructuring
                    costs (see notes 2b and 11)                               11,471             3,995
                Sundry                                                        47,515            51,472
                                                                             -------           -------
                                                                             109,588           120,493
                                                                             -------           -------
                                                                             -------           -------


                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     b. The U.S. subsidiaries offer 401(k) matching plans to all eligible employees. The U.S. subsidiaries' matching contribution ranges from 50% to 200% of the first 3% of a participant's contribution, depending upon years of service, up to a maximum employer contribution of 6% of a participant's qualifying earnings.

     c. Substantially all of the European subsidiaries make contributions to pension plans administered by insurance companies. Since the control and management of these funds are independent of the European subsidiaries, the amounts funded are not included in the balance sheets. The amounts not funded are included among accrued liabilities.

     d. Severance pay, pension and defined contribution plan expenses totaled $9,236,000 $9,587,000 and $15,772,000 in 1998, 1997 and 1996,
          respectively. In addition, employee termination benefits in the amount of $18,000,000 in 1996 were included in restructuring costs (see note
          11).


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

     a.   Commitments:

          1)   Royalty commitments:

               (a) The Company is committed to pay royalties of 2%-5% to the Government of Israel on sales of products in the research and development of which the Government participates by way of grants, up to the amount of the grants received (in dollar terms); for certain projects, which were approved prior to January1, 1994, the limit is up to 100% of the grants received. At the time the funding was received, successful development of the related projects was not assured.

                    At December 31, 1998, the maximum contingent royalty payable is $46 million.

SCITEX CORPORATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

               Minimum lease commitments of the Company and its subsidiaries under the above leases (net of amounts provided in "accrued restructuring costs") at rates in effect in December 1998, are as follows:

                                                          $ IN
                                                        THOUSANDS
                                                        ---------
               Year ending December 31:
                 1999                                     11,400
                 2000                                     10,039
                 2001                                      9,714
                 2002                                      9,040
                 2003                                      5,298
                 2004 and thereafter                      24,706


The rental payments for the premises in Israel, which constitute approximately
18.8 % of the above amounts, are payable in Israeli currency linked partially to the Israeli consumer price index (the Israeli CPI), and partially to the dollar.

Rental expense totaled $12,408,000, $11,778,000 and $14,899,000 in 1998, 1997
and 1996, respectively; in 1996, an additional amount of $9,600,000 was included in restructuring costs (see note 11).

SCITEX CORPORATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                    During the years ended December 31, 1998, 1997 and 1996, approximately $20,904,000 $38,300,000 and $90,500,000, respectively, of revenues were financed under these agreements. At December 31, 1998, the subsidiaries were contingently liable to the financing companies for a portion of the total of the outstanding balance of $70 million.

                    The subsidiaries have established provisions ($6,680,000 and $15,354,000 at December 31, 1998 and 1997, respectively) for potential losses which may be incurred in the event of default under the agreements. The level of provisions is determined based upon an analysis of the individual transactions and past experience.

               2) In September 1996, an action was commenced in the United States District Court of the Northern District of California to invalidate certain of the Company's patents relating to its core trapping technology. The action was later expanded to include claims that certain company products infringe patents of the plaintiffs. The Company is vigorously defending the claims presented in the action and has itself filed counterclaims against the plaintiffs for infringement of the trapping patents. The suit is continuing; however, the parties are engaged in a mediation process. If the mediation fails to produce a settlement, trial of the lawsuit will take place most likely in the latter part of 1999.

               3) Lawsuits have been lodged against the Company in the ordinary course of business. The Company intends to defend itself vigorously against those lawsuits. Management does not expect that the Company will incur substantial expenses in respect thereof; therefore, no provision has been made for the lawsuits.

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY:

     a.   Share capital

          The number of shares stated as issued and outstanding at December 31, 1997 (42,808,518 ordinary shares) did not include 43,950 unpaid ordinary shares which were allotted to a trustee in the implementation of a share option plan. These shares, until paid, had no voting rights or rights to cash dividends and accordingly were not treated as outstanding for accounting purposes.

     b.   Share incentive and stock option plans (the "plans"):

          1) The Company has two current share incentive and stock option plans- the Scitex Israel Key Employee Share Incentive Plan 1991 (with various sub-plans), mainly for officers and other key employees of the Company, and the Scitex International Key Employee Stock Option Plan 1991 (As Amended, 1995), for officers and other key employees of non-Israeli subsidiaries. Option awards may be granted under the plans up to September2001. The maximum term of an option may not exceed ten years. Each option can be exercised to purchase one share having the same rights as the other ordinary shares.

               The grant of options under the Israeli plan is subject to the terms stipulated by the Israeli Income Tax Ordinance. Inter alia, the Ordinance provides that the Company will be allowed to claim as an expense for tax purposes the amounts credited to the employees as a benefit, when the related tax is payable by the employee.

          2) The total number of options authorized under the plans is as follows:

                                                    DECEMBER 31
                                            ------------------------
                                               1998           1997
                                            -----------   ----------
                                                NUMBER OF OPTIONS
                                            ------------------------
           Available for future awards        877,498        339,150
           Outstanding                      3,231,268      3,349,950
           Exercised and paid                 291,234         60,900
                                            ---------      ---------
                                            4,400,000      3,750,000
                                            ---------      ---------
                                            ---------      ---------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHAREHOLDERS' EQUITY (continued):

The options granted are exercisable for the purchase of shares as follows:

                                                   DECEMBER 31
                                            -------------------------
                                               1998           1997
                                            ------------  -----------
                                                 NUMBER OF OPTIONS
                                            -------------------------
         At balance sheet date                758,902         76,125
         During first year thereafter       1,232,250      1,146,397
         During second year thereafter      1,053,366        992,772
         During third year thereafter         107,750      1,124,656
         During fourth year thereafter         79,000         10,000
                                            ---------      ---------
                                            3,231,268      3,349,950
                                            ---------      ---------
                                            ---------      ---------

          The rights to exercise options are generally conditional upon continuous employment by the Company.

     3) A summary of the status of the Companys plans at December31, 1998, 1997 and 1996, and changes during the years ended on those dates, is presented below:






                                                                YEAR ENDED DECEMBER 31
                               ----------------------------------------------------------------------------------------
                                            1998                         1997                           1996
                               -----------------------------  --------------------------  -----------------------------
                                                   WEIGHTED                   WEIGHTED                       WEIGHTED
                                                   AVERAGE                     AVERAGE                        AVERAGE
                                                   EXERCISE                    EXERCISE                       EXERCISE
                                  NUMBER            PRICE         NUMBER        PRICE         NUMBER            PRICE
                               -----------       ----------    -----------    ---------    ------------       ---------
                                                      $                          $                               $
                                                     ---                        ---                             ---
Options outstanding at
        beginning of year        3,349,950          10.00       2,389,350        17.46       1,716,575          20.75
Changes during the year:
        Granted                    483,000          11.58       2,066,950        *9.47       1,596,250          14.72
        Exercised and paid        (230,334)          9.06
        Forfeited                 (371,348)         11.69      (1,106,350)      *16.13        (923,475)         18.86
                               -----------                     -----------                  -----------
Options outstanding at end
        of year                  3,231,268          10.10       3,349,950       *10.00       2,389,350          17.46
                               -----------                     -----------                  -----------
                               -----------                     -----------                  -----------
Options exercisable at end
        of year                    758,902           9.38          76,125       *17.03         907,261          20.84
                               -----------                     -----------                  -----------
                               -----------                     -----------                  -----------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY (continued):

          * During 1997, 1,125,375 options awarded in earlier years, with a weighted average exercise price of $18.00 per option, were repriced to a weighted average exercise price of $9.15 per option subject to a revised vesting schedule. All data in this note assume election by the relevant grantees of the revised exercise price and the revised vesting schedule.

          The weighted average fair value of options granted during 1998, 1997 and 1996 is $5.51, $3.11 and $ 3.22, respectively.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                  YEAR ENDED DECEMBER 31
                                                                    -------------------------------------------------
                                                                         1998               1997              1996
                                                                    --------------  -----------------  --------------
                  Dividend yield - per share in dollars                   -,-                -,-             $0.39
                                                                         -----              ----             -----
                                                                         -----              ----             -----
                  Expected volatility                                     64%                25%              14%
                                                                         -----              ----             -----
                                                                         -----              ----             -----
                  Risk-free interest rate                                5.2%               6.1%              5.5%
                                                                         -----              ----             -----
                                                                         -----              ----             -----
                  Expected life - in years                               2.38               2.09              2.17
                                                                         -----              ----             -----


        4) The following table summarizes information about options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------- -----------------------------------
                                                   WEIGHTED
                                  NUMBER            AVERAGE        WEIGHTED         NUMBER         WEIGHTED
                              OUTSTANDING AT       REMAINING       AVERAGE      EXERCISABLE AT      AVERAGE
           RANGE OF            DECEMBER 31,       CONTRACTUAL      EXERCISE       DECEMBER 31,      EXERCISE
        EXERCISE PRICES           1998               LIFE           PRICE            1998            PRICE
--------------------------  ------------------  ---------------  ------------ -----------------  ----------------
             $                                       YEARS                $                                    $
             -                                       -----                -                                    -

       9.00  to  11.00           2,410,068            6.3                9.18                703,839          9.20
      11.01  to  13.00             521,200            6.2               11.65                 55,063         11.71
      13.01  to  15.00             300,000            8.1               14.75
                                 ---------                                                   -------
       9.00  to  15.00           3,231,268            7.0               10.10                758,902          9.38
                                 ---------                                                   -------
                                 ---------                                                   -------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY (continued):

          5)   Accounting treatment of share incentive and stock option plans

               The Company accounts for its share incentive and stock option plans (the plans) using the treatment prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation cost for employee stock option plans is measured using the intrinsic value based method of accounting.

               FAS No.123, "Accounting for Stock-Based Compensation"
               ("FAS 123"), which was issued by the FASB in October 1995, established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method of accounting for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB25. The Company has elected to continue applying the provisions of APB25, and has accordingly complied with the disclosure requirements set forth in FAS 123 for companies electing to apply APB 25.

               The compensation income - which reflects the reversal of compensation cost charged to income in earlier years in respect of employee stock options due to forfeiture, net of compensation cost in respect of the current year - in the years ended December 31, 1998, 1997 and 1996, is $65,000, $1,299,000 and $1,314,000,
               respectively. Had compensation for the Company's plans been determined based on the fair value at the grant dates for awards made under the Plans in 1995, and thereafter, consistent with the method of FAS123, the Company's net income (loss), and earnings
               (loss) per share, would have been changed to the pro-forma amounts indicated below:


                                        1998           1997           1996         1998         1997           1996
                                      ------------  -----------    ------------  ----------   ------------   ----------
                                                    AS REPORTED                                 PRO-FORMA
                                      ---------------------------------------------------------------------------------
 Net income (loss) - in thousands
    of dollars                        (110,827)         582        (178,279)        (114,320)        (3,130)        (180,124)
                                    ----------       ------      ----------       ----------       --------       ----------
                                    ----------       ------      ----------       ----------       --------       ----------
Earnings (loss) per share - in
    dollars
    Basic and diluted                    (2.58)        0.01           (4.16)           (2.66)         (0.07)           (4.21)
                                    ----------       ------      ----------       ----------       --------       ----------
                                    ----------       ------      ----------       ----------       --------       ----------


                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SHAREHOLDERS' EQUITY (continued):


          c.   RETAINED EARNINGS

               The distribution of cash dividends in the amount of approximately $17,173,000 out of retained earnings of $33,649,000 as of December 31, 1998 would subject the Company to payment of 15% or 20% tax on the amount distributed, effectively reducing the dividend distribution by the amount of the tax (see also notes 11(4) and 12a(1)).


NOTE 11 - RESTRUCTURING COSTS

     In 1996 and 1995, the Company recorded restructuring charges of $56.1million and $22.0million, respectively. The restructuring consisted of a series of actions to address changes in market conditions and was aimed at restoring the Company to profitability. The 1995 restructuring charge primarily involved a workforce reduction of approximately 250 employees. The 1996 charge consisted of a workforce reduction of approximately
     400 employees (mainly in the U.S., Europe and Israel), the closing of certain facilities in the U.S. and Europe and the disposition of assets that were no longer required due to changes in plans. In addition, goodwill impairment was recognized for the effect of decisions regarding certain product lines.

     The components of the 1996 restructuring charges are as follows:

                                               $ IN
                                              THOUSANDS
                                              ---------
             Employee termination benefits      18,000
             Facility closure and excess
                     purchase commitments       12,200
             Goodwill impairment                18,200
             Other asset write downs             7,700
                                                ------
                                                56,100
                                                ------
                                                ------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - TAXES ON INCOME:

          a.   The Company and its Israeli subsidiaries:

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

                    For "approved enterprises", income derived therefrom is tax exempt for a period of two or four years out of the ten-year period of benefits. Based on the percentage of foreign shareholding in the Company, income derived during the remaining eight or six years of benefits is taxable at the rate of 15% or 20%. The period of benefits relating to the "approved enterprises" will expire in the years 1999 through 2008.

                    In the event of distribution of cash dividends from income which was tax exempt as described above, the Company would have to pay the 15% or 20% tax in respect of the amount distributed.

                    The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the certificates of approval for the specific investments in "approved enterprises". In the event of failure to comply with these conditions, the benefits may be cancelled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of linkage differences and interest.

               2) Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the Inflationary Adjustments Law)

                    Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI, or in the exchange rate of the dollar for a "foreign investors company". The Company and its Israeli subsidiaries elected to measure their results on the basis of the changes in the Israeli CPI.

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

          4)   Tax rates applicable in Israel to income from other sources

               Income not eligible for "approved enterprise" benefits mentioned in (1) above is taxed at the regular rate of 36%.

     b.   NON-ISRAELI SUBSIDIARIES

          The U.S. subsidiaries file a consolidated tax return for federal purposes and in most states. Therefore, the tax provision is calculated on a consolidated tax return basis.

     c.   CARRYFORWARD TAX LOSSES AND DEDUCTIONS

          Carryforward tax losses and deductions of the Company and its subsidiaries approximated $250 million at December31, 1998. Most of the carryforward amounts have no expiration date.

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (continued):

              d.  DEFERRED INCOME TAXES:

                                                                                          DECEMBER 31
                                                                                     ------------------------
                                                                                      1998             1997
                                                                                     ------------------------
                                                                                        $ IN THOUSANDS
                                                                                     ------------------------
                    1)       Provided in respect of the following:
                             Allowance for doubtful accounts                            18,204         13,322
                             Carryforward tax losses and credits                        47,560         34,657
                             Inventories                                                 5,874          7,129
                             Accrued liabilities and deferred income                    13,803         15,423
                             Other                                                      (2,124)         3,619
                                                                                     ---------       --------
                                                                                        83,317         74,150
                             L e s s - valuation allowance                              54,819         54,309
                                                                                     ---------       --------
                                                                                        28,498         19,841
                                                                                     ---------       --------
                                                                                     ---------       --------
                    2)       Deferred taxes are included in the
                             balance sheets as follows:
                             Current assets                                             31,632         18,937
                             Non-current assets                                             72          1,026
                             Long-term liabilities                                      (3,206)          (122)
                                                                                     ---------       --------
                                                                                        28,498         19,841
                                                                                     ---------       --------
                                                                                     ---------       --------

              e. INCOME (LOSS) BEFORE TAXES ON INCOME:

                                                                                    YEAR ENDED DECEMBER 31
                                                                             --------------------------------------
                                                                              1998           1997           1996
                                                                             --------- --------------- ------------
                                                                                        $ IN THOUSANDS
                                                                             --------------------------------------
                        Israeli                                                2,032          (7,317)      (82,937)
                        Non-Israeli                                          (19,196)         28,655       (80,602)
                                                                             -------         -------       -------
                                                                             (17,164)         21,338      (163,539)
                                                                             -------         -------       -------
                                                                             -------         -------       -------

              f. TAXES ON INCOME (TAX BENEFIT) INCLUDED IN THE INCOME
STATEMENTS:

                    1)   As follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                             --------------------------------------
                                                                              1998           1997            1996
                                                                             ----------- -------------- -----------
                                                                                        $ IN THOUSANDS
                                                                             --------------------------------------
                            Current:
                                Israeli                                              41              2        3,353
                                Non-Israeli                                      10,847          3,664      (17,935)
                                                                               --------       --------     --------
                                                                                 10,888          3,666      (14,582)
                                                                               --------       --------     --------
                            Deferred, see d. above:
                                Israeli                                             515           (199)          43
                                Non-Israeli                                      (9,172)        (1,967)      12,840
                                                                               --------       --------     --------
                                                                                 (8,657)        (2,166)      12,883
                                                                               --------       --------     --------
                                                                                  2,231          1,500       (1,699)
                                                                               --------       --------     --------
                                                                               --------       --------     --------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - TAXES ON INCOME (continued):

     2) Following is a reconciliation of the theoretical tax expense (benefit), assuming all income is taxed at the regular tax rate applicable to Israeli corporations (see a(4) above) and the actual tax expense:


                                                                                   YEAR ENDED DECEMBER 31
                                                                           --------------------------------------
                                                                             1998          *1997          *1996
                                                                           -------        -------        -------
                                                                                       $ IN THOUSANDS
                                                                           --------------------------------------
                    Income (loss) before taxes on income                   (17,164)        21,338       (163,539)
                                                                           -------        -------        -------
                                                                           -------        -------        -------
                    Theoretical tax expense (tax benefit) on
                        the above amount                                    (6,179)         7,682        (58,874)
                    Effect of lower tax rate for
                        "approved enterprises"                                (528)         1,946         22,083
                                                                           -------        -------        -------
                                                                            (6,707)         9,628        (36,791)
                    Decrease in taxes resulting from
                        different tax rates - net                             (891)          (255)        (2,442)
                    Increase in taxes resulting from
                        permanent differences                                3,458          1,730          3,091
                    Reversal of prior years' income tax
                        provisions                                                                        (1,600)
                    Change in valuation allowance                              511         (8,301)        39,153
                    Increase (decrease) in taxes arising
                        from differences between non-dollar
                        currencies income and dollar
                        income - net and others**                            5,860         (1,302)        (3,110)
                                                                           -------        -------        -------
                    Actual tax expense (benefit)                             2,231          1,500         (1,699)
                                                                           -------        -------        -------
                                                                           -------        -------        -------
                    Per share effect of "approved
                        enterprise" benefits                               $(0.01)         $0.04          $0.52
                                                                           -------        -------        -------
                                                                           -------        -------        -------

                    *    Reclassified.

                    ** Resulting mainly from the difference between the changes in the Israeli CPI (the basis for computation of taxable income of the Company and its Israeli subsidiaries, see a(2) above) and the changes in the exchange rate of the Israeli currency relative to the dollar.

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (continued):

     g.   TAX AUDITS

          The Company has received final tax assessments through the 1991 tax year.

          The audits of the tax returns of the U.S. subsidiaries and the main European subsidiary have been completed through the 1991 and 1995 tax years, respectively.


NOTE 13 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

     a.   GENERAL

          The Company operates internationally, which gives rise to significant exposure to market risks, mainly from changes in foreign exchange rates. Derivative financial instruments (hereafter - derivatives) are utilized by the Company to reduce these risks.

          The Company is exposed to losses in the event of non-performance by counterparties to the derivatives, but it does not expect any counterparties to fail to meet their obligations, since the counterparties are major Israeli and European banks and major U.S. brokers. The Company does not require or place collaterals for these financial instruments.

     b.   FOREIGN EXCHANGE RISK MANAGEMENT

          As stated in note 1m, the Company uses foreign currency derivatives for hedging purposes. The terms of these derivatives are shorter than one year.

          The amounts relating to foreign currency derivatives as of the balance sheet dates are as follows:

                                                                        NOTIONAL
                                                                         AMOUNT
                                                                      -------------
                                                                       DECEMBER 31,
                                                                           1998
                                                                      -------------
                                                                      $ IN MILLIONS
                                                                      -------------
          Derivatives for the conversion of non-dollar
              currencies into dollars:
              Forward exchange contracts                                      69
                                                                          ------
                                                                          ------
              Currency options purchased                                      53
                                                                          ------
                                                                          ------
              Currency options written                                        92
                                                                          ------
                                                                          ------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 13 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued):

     c.   CONCENTRATIONS OF CREDIT RISK

          At December 31, 1998 and 1997, the Company held cash and cash equivalents, most of which were deposited with major Israeli, European and U.S. banks. Most of the marketable securities held by the Company are debt securities of the U.S. Treasury, the Government of Israel and highly rated corporations. The company considers the inherent credit risks to be remote.

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

          The fair value and the carrying amount of derivatives at December 31, 1998 and 1997 is approximately a liability of $ 3.3 million and $3.7 million, respectively. The fair value of the derivatives generally reflects the estimated amounts that the Company would receive or pay upon termination of the contracts at the reporting dates.

                             SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 14 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES:

Comprise at December 31, 1998:

                                                 ASSETS      LIABILITIES
                                                 ------      -----------
                                                     IN THOUSANDS
                                                     ------------
Israeli currency (A)
    Unlinked                                     23,264        22,963
                                                -------       -------
                                                -------       -------
    Linked (B)                                    1,636
                                                -------
                                                -------
Other non-dollar currencies (C)                  91,396        34,761
                                                -------       -------
                                                -------       -------

     (a) The above does not include balances in Israeli currency linked to the dollar.
     (b)  To the Israeli CPI.
     (c) As to hedging transactions entered into by the Company in order to maintain the dollar value of net assets in non-dollar currencies, see note 13.

NOTE 15 - SELECTED INCOME STATEMENT DATA:

     a.   SEGMENT INFORMATION:

          1)   General information:

               (a) In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information", which was issued in June 1997 by the FASB.

               (b) As described in note 1a(1) the Company and its subsidiaries design, manufacture and market digital visual information communication systems for the digital preprint and digital printing markets.

                    The Company and its subsidiaries' reportable segments are strategic business units which are distinguished by the geographical areas in which they generate revenues. Although the products sold and the services rendered are mostly the same, gross margins differ significantly in the various geographical areas.

                    The revenues are attributed to geographical segments based on location of the customer.

          2)   Information about reported segment profit or loss and assets:

               a)   Measurement of segment profit or loss and segment assets:

                    The accounting policies of the segments are the same as those described in the significant accounting policies.

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15 - SELECTED INCOME STATEMENT DATA (continued):

                    The Company evaluates performance mainly based on gross profit, which is presented for each geographical segment based on the cost of the manufacturer, which is significantly different from the transfer cost.

               b)   Reported segment profit or loss and segment assets:

                                                               NORTH                            FAR
                                                             AND SOUTH                         EAST &
                                                              AMERICA          EUROPE          OTHER         TOTAL
                                                             ------------- -------------  --------------  -----------
                                                                                 $ IN THOUSANDS
                                                             --------------------------------------------------------
                  Year ended December 31,
                      1998:
                      Revenues from external
                         customers                              296,858          236,779       106,674        640,311
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                       Segment gross profit                     120,900          101,400        49,275        271,275
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                       Segment assets                           239,999          124,254       197,435        561,688
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                       Depreciation and
                           amortization                          20,251            3,368        11,847         35,466
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                   Year ended December 31,
                      1997:
                      Revenues from external
                         customers                              275,099          222,956       119,604        617,659
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                      Segment gross profit                      110,400           84,700        49,033        244,133
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                      Segment assets                            257,137          107,214       230,278        594,629
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                      Depreciation and
                          amortization                           18,466            4,165         8,686         31,317
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                  Year ended December 31,
                      1996(*):
                      Revenues from external
                         customers                              242,899          221,228       159,978        624,105
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------
                      Segment assets                            247,076          133,611       236,893        617,580
                                                                -------          -------       -------        -------
                                                                -------          -------       -------        -------


               * Computation of segment gross profit for 1996 is not practicable.

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 - SELECTED INCOME STATEMENT DATA (continued):

               c) Reconciliation of reportable segment assets to the Companys consolidated totals:

                                                                          DECEMBER 31
                                                              ----------------------------------
                                                                1998         1997          1996
                                                              -------       -------      -------
                                                                      $ IN THOUSANDS
                                                              ----------------------------------
       Total assets for reportable segments                   561,688       594,629      617,580
       Assets of discontinued operations                        3,820        74,098       87,154
                                                              -------       -------      -------
       Consolidated total                                     565,508       668,727      704,734
                                                              -------       -------      -------
                                                              -------       -------      -------

               d)   Geographic information

                    Information about geographic areas, classified by the Company's country of domicile and by foreign countries, is as follows:

                    1)   Revenues from external customers:

                                                    1998            1997             1996
                                                    -------        -------           -------
                                                               $ IN THOUSANDS
                                                  -------------------------------------------
                     United States                  293,861        265,979           227,554
                     Japan                           64,573         67,320           110,210
                     Other countries                281,877        284,360           286,341
                                                    -------        -------           -------
                                                    640,311        617,659           624,105
                                                    -------        -------           -------
                                                    -------        -------           -------

                    Revenues are attributed to countries based on the location of the customers.

               2)   Long-lived assets:

                    (a)  As follows:

                                                                                     DECEMBER 31
                                                                     ----------------------------------------
                                                                      1998            1997             1996
                                                                     -------        -------           -------
                                                                                $ IN THOUSANDS
                   Israel                                             30,762         26,776            29,950
                   United States                                      51,522         49,473            38,808
                   Other countries                                     8,618          8,111            10,876
                                                                     -------        -------           -------
                                                                      90,902         84,360            79,634
                                                                     -------        -------           -------
                                                                     -------        -------           -------
                     (b)  Reconciliation of reportable long-lived
                          assets to the company's consolidated
                          long-lived assets:
                   Total assets for reportable segments               90,902         84,361            79,634
                   Long-lived assets of discontinued operations                       5,244             6,288
                                                                     -------        -------           -------
                   Consolidated long-lived assets                     90,902         89,605            85,922
                                                                     -------        -------           -------
                                                                     -------        -------           -------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15 - SELECTED INCOME STATEMENT DATA (continued):


                                                                              YEAR ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                          1998          *1997      *1996
                                                                        --------- ------------- ----------
                                                                                  $ IN THOUSANDS
                                                                        ----------------------------------
              b.    RESEARCH AND DEVELOPMENT COSTS -
                       net:
                       Expenses incurred,
                         including in-process
                         research and development
                         (see note 2a)                                 121,632          68,110         72,822
                       L e s s - royalty-bearing
                          participations from the
                          Government of Israel
                          (note 9a(1)(a))                               10,870          10,500         11,549
                                                                       -------         -------        -------
                                                                       110,762          57,610         61,273
                                                                       -------         -------        -------
                                                                       -------         -------        -------
              c.    SELLING, GENERAL AND ADMINISTRATIVE
                       EXPENSES:
                       Selling                                         100,855          91,327        108,076
                       General and administrative**                     74,142          72,584        142,152
                                                                       -------         -------        -------
                                                                       174,997         163,911        250,228
                                                                       -------         -------        -------
                                                                       -------         -------        -------
                       *   Reclassified, see note 2b.
                       **  Including net change in
                              allowance for doubtful
                              accounts and direct
                              write-off of bad debts                     7,625          15,468         69,767
                                                                       -------         -------        -------
                                                                       -------         -------        -------

                            SCITEX CORPORATION LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15 - SELECTED INCOME STATEMENT DATA (continued):

              d.   FINANCIAL INCOME - NET:

                                                                     YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1998         *1997        *1996
                                                             ---------  ------------  ---------
                                                                    $ IN THOUSANDS
                                                             ----------------------------------
            Income:
               Interest                                       5,049         6,954        6,648
               Realized and unrealized gain on
                   trading marketable securities -
                   net                                          619           740          893
               Non-dollar currency gains and
                   losses - net                               1,287         2,175        1,071
                                                            -------       -------      -------
                                                              6,955         9,869        8,612
                                                            -------       -------      -------
            Expenses:
               Interest                                         521         2,171        1,846
               Bank charges                                     819           915        1,012
               Cost of hedging transactions                     644           842        1,071
                                                            -------       -------      -------
                                                              1,984         3,928        3,929

                                                            -------       -------      -------
                                                              4,971         5,941        4,683
                                                            -------       -------      -------
                                                            -------       -------      -------

           *    Reclassified.


NOTE 16 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

          a. The Company and its subsidiaries have conducted financial transactions with related parties, mainly banks and insurance and leasing companies, in the ordinary course of business.

          b. The Company had trade receivables from a 50%-owned joint venture company in Japan totaling $10,040,000 and $14,381,000 at December 31, 1998 and 1997, respectively.

          c.   See also notes 8, 9a(2) and 15a.






                                ---------------
                              --------------------
                                ---------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PEC Israel Economic Corporation

                                                 By: /s/ JAMES I. EDELSON
                                                    ---------------------------
DATE: July 30, 1999                                         James I. Edelson
                                                    EXECUTIVE VICE PRESIDENT AND
                                                            SECRETARY