Form 10-Q
period 1999-06-30
PEC ISRAEL ECONOMIC CORP
filed 1999-08-16
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                          Commission file number 1-8707

                         PEC Israel Economic Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Maine                                   13-1143528
   ---------------------------------              -------------------
   (State of Other Jurisdiction                   (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

    511 Fifth Avenue, New York, NY                       10017
----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-2400

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

      As of August 13, 1999 there were outstanding 18,362,188 shares of Common Stock with par value of $1.00 per share.


                                                        Page 1 of 25 pages

                         PART I - FINANCIAL INFORMATION

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
                                                         (In thousands - except
                                                            per share amounts)
                                                       ------------------------
Assets
                                                      (Unaudited)
Cash and cash equivalents                              $  36,447      $  22,007
Investments                                              506,280        432,112
Assets of General Engineers Limited                        7,812          7,950
Other assets                                               6,527          4,860
                                                       ---------      ---------

        Total assets                                   $ 557,066      $ 466,929
                                                       =========      =========

Liabilities and Shareholders' Equity

Liabilities:
    Notes payable - Banks                              $  44,065      $  20,000
    Liabilities of General Engineers Limited               5,051          5,163
    Deferred income taxes                                 42,630         28,487
    Other liabilities                                     10,779          8,054
                                                       ---------      ---------
      Total liabilities                                  102,525         61,704
                                                       ---------      ---------

Shareholders' equity:
    Common stock, $1.00 par value                         31,952         31,952
    Additional paid-in capital                           105,208        104,616
    Accumulated other comprehensive income               (46,544)       (65,952)
    Retained earnings                                    384,292        354,976
                                                       ---------      ---------
                                                         474,908        425,592


    Treasury stock                                       (20,367)       (20,367)
                                                       ---------      ---------
      Total shareholders' equity                         454,541        405,225
                                                       ---------      ---------

      Total liabilities and shareholders' equity       $ 557,066      $ 466,929
                                                       =========      =========

See notes to consolidated financial statements.


                                                        Page 2 of 25 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   For The                       For The
                                                                              Six Months Ended:            Three Months Ended:
                                                                          --------------------------    --------------------------
                                                                            6/30/99        6/30/98        6/30/99        6/30/98
                                                                          -----------    -----------    -----------    -----------
                                                                              (In thousands-except share and per share amounts)
Revenues:

   Interest and dividends                                                 $     2,491    $       491    $     1,243    $       309
   Equity in net income of Affiliated Companies                                21,728         22,015         11,371         10,187
   Net gain (loss) on issuance of shares by Affiliated Companies                6,522             73           (255)            14
   Revenues of General Engineers Limited                                        5,355          4,554          2,554          2,356
   Net gain (loss) on sales of investments in Affiliated Companies             10,531            610         11,331            (86)
   Net gain on sales, and changes in market
      value, of trading securities                                                 10          3,898              3            553
   Other                                                                        1,530          1,322          1,066            478
                                                                          -----------    -----------    -----------    -----------
                                                                               48,167         32,963         27,313         13,811
                                                                          -----------    -----------    -----------    -----------

Expenses:

   General and administrative                                                   2,736          1,725          1,386            867
   Cost of sales and expenses of General Engineers Limited                      5,479          5,049          2,721          2,479
                                                                          -----------    -----------    -----------    -----------
                                                                                8,215          6,774          4,107          3,346
                                                                          -----------    -----------    -----------    -----------

   Income before interest and income taxes                                     39,952         26,189         23,206         10,465
   Interest expense                                                             1,211            499            752            344
                                                                          -----------    -----------    -----------    -----------
   Income before income taxes                                                  38,741         25,690         22,454         10,121
   Income taxes                                                                 9,425          7,763          5,181          2,937
                                                                          -----------    -----------    -----------    -----------
   Net income                                                                  29,316         17,927         17,273          7,184
                                                                          -----------    -----------    -----------    -----------

Other comprehensive income:
   Unrealized gain (loss) on available-for-sale securities
      arising during period                                                    16,285         (1,710)         9,568         (1,736)
   Reclassification adjustment for gains
      included in net income                                                     (152)            --           (152)            --
                                                                          -----------    -----------    -----------    -----------

   Unrealized gain (loss) net of tax provision (benefit) of $8,618 and
      ($920) for the six months ended June 30, 1999 and June 30, 1998, respectively, and $5,002 and ($937) for the three months ended
      June 30, 1999 and June 30, 1998, respectively                            16,133         (1,710)         9,416         (1,736)


   Translation adjustment, net of tax provision (benefit) of $616 and
      ($564) for six months ended June 30, 1999 and June 30, 1998, respectively, and ($376) and ($350) for the three months ended
      June 30, 1999 and June 30, 1998, respectively                             3,275         (6,837)        (1,658)        (3,806)
                                                                          -----------    -----------    -----------    -----------

Other comprehensive income (loss)                                              19,408         (8,547)         7,758         (5,542)
                                                                          -----------    -----------    -----------    -----------

Comprehensive income                                                      $    48,724    $     9,380    $    25,031    $     1,642
                                                                          ===========    ===========    ===========    ===========

Earnings per common share - basic                                         $      1.60    $      0.98    $      0.94    $      0.39
                                                                          ===========    ===========    ===========    ===========

Earnings per common share - diluted                                       $      1.57    $      0.93    $      0.93    $      0.36
                                                                          ===========    ===========    ===========    ===========

Weighted average number of shares outstanding                              18,362,188     18,362,188     18,362,188     18,362,188
                                                                          -----------    -----------    -----------    -----------

See notes to consolidated financial statements.


                                                        Page 3 of 25 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                      Accumulated Other
                                                                     Comprehensive Income
                                                                     --------------------

                                                    Additional  Unrealized Gains     Cumulative
                                           Common     Paid-in    on Available -      Translation  Retained    Treasury
                                            Stock     Capital  for-Sale Securities   Adjustment   Earnings      Stock      Total
                                           -------   --------  -------------------   ----------   --------    --------    --------
Balance,  January 1, 1999                  $31,952   $104,616       $  1,783          ($67,735)   $354,976   ($20,367)    $405,225

Paid in capital of
         Affiliated Companies                - - -        592          - - -             - - -       - - -      - - -          592

Change in market value
         of available-for-
         sale equity securities,
         net of tax benefit                  - - -      - - -         16,133             - - -       - - -      - - -       16,133

Accumulated translation
         adjustment, net of tax benefit      - - -      - - -          - - -             3,275       - - -      - - -        3,275

Net income                                   - - -      - - -          - - -             - - -      29,316      - - -       29,316
                                           -------   --------   ------------------    --------    --------   --------     --------
Balance, June 30, 1999                     $31,952   $105,208       $ 17,916          ($64,460)   $384,292   ($20,367)    $454,541
                                           =======   ========   ==================    ========    ========   ========     ========

See notes to consolidated financial statements.


                                                        Page 4 of 25 pages

                PEC ISRAEL ECONOMIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   For the Six Months Ended:
                                                                                ------------------------------
                                                                                 6/30/99               6/30/98
                                                                                ------------------------------
                                                                                        (In thousands)
Cash Flows from Operating Activities:

Net income                                                                      $ 29,316              $ 17,927
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Change in market value of trading securities                               (144)                1,912
         Purchase of trading securities                                            - - -                (8,365)
         Proceeds from sale of trading securities                                    135                17,289
         Equity in net income of Affiliated Companies                            (21,728)              (22,015)
         Gain on sales of investments in Affiliated Companies                    (10,531)                 (610)
         Net loss (gain) on sales of trading securities                              134                (5,810)
         Net gain on investment in partnerships                                     (723)                 (424)
         Loss of consolidated subsidiaries                                            22                    12
         Net gain on issuance of shares by Affiliated Companies                   (6,522)                  (73)
         Dividends from Affiliated Companies                                       4,026                12,326
Change in other assets and liabilities                                             2,083                  (307)
Provision for deferred income taxes                                                4,670                 3,233
                                                                                --------              --------

             Net cash provided by operating activities                               738                15,095
                                                                                --------              --------

Cash Flows from Investing Activities:

         Collection of loans                                                       9,455                     7
         Purchase of notes receivable                                             (1,305)                 (697)
         Proceeds from sale of equity interests                                   14,902                 2,645
         Acquisitions of equity interests                                        (33,416)              (53,511)
         Return of capital                                                            66                12,582
                                                                                --------              --------

             Net cash used in investing activities                               (10,298)              (38,974)
                                                                                --------              --------

Cash Flows from Financing Activities:
         Proceeds of Bank loan, net                                               24,000                20,000
                                                                                --------              --------
             Net cash provided by financing activities                            24,000                20,000
                                                                                --------              --------

Net increase (decrease) in cash and cash equivalents                              14,440                (3,879)
Cash and cash equivalents, beginning of period                                    22,007                 8,948
                                                                                --------              --------

Cash and cash equivalents, end of period                                        $ 36,447              $  5,069
                                                                                ========              ========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during period for:
             Income taxes                                                       $    957              $  4,036
             Interest                                                           $    588              $    292

See notes to consolidated financial statements.


                                                        Page 5 of 25 pages

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

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the 1998 Financial Statements for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. On December 11, 1998, Crandon Capital Partners and Kenneth Steiner, allegedly shareholders of PEC, instituted a purported class action in the Supreme Court of New York State, County of New York, against PEC and its directors. In their complaint, the plaintiff shareholders allege that the defendants breached their fiduciary duties and engaged in self-dealing without regard to conflicts of interest in approving, on the date the complaint was filed, a proposed merger under which a wholly owned subsidiary of IDB Development would merge into PEC and each shareholder of PEC other than IDB Development (which then owned 81.35% of PEC's common stock) would, as a result of the merger, receive $30 in cash for each of his shares of common stock of PEC. The plaintiffs also assert that the $30 per share price is unfair and inadequate and is below the fair or inherent value of PEC's assets and PEC's future prospects. PEC believes that the allegations in the complaint are without merit, and PEC intends to contest the action vigorously.

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

4. On April 23, 1999, a subscriber of Tevel Israel International Communications Ltd. ("Tevel"), a cable television corporation in which PEC has a 23.7% ownership interest through PEC's holdings in DIC and PEC Cable TV Ltd., commenced an action in the District Court in Tel Aviv, Israel against Tevel and Israel's Minister of Communications alleging that Tevel is a monopoly in its area of operations and that Tevel should compensate all of its subscribers from May 10, 1996 though April 1, 1999 for the difference between the price that Tevel would have charged for cable television services during this period if the cable television market had been competitive and the price Tevel actually charged, an amount the plaintiff estimates is New Israel Shekel ("NIS") 260 million (approximately $63 million). The plaintiff requests that the District Court recognize his action as a class action on behalf of all of Tevel's subscribers since May 10, 1996 under Israel's Anti-Trust Law.

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


                                                        Page 6 of 25 pages

      On May 5, 1999, a plaintiff subscriber of Tevel filed an action against Tevel in the District Court in Tel Aviv, Israel alleging that Tevel unnecessarily required all of its subscribers to use channel converters and, as a result, Tevel overcharged its subscribers by NIS 150 million (approximately $36 million). The plaintiff requests the District Court to recognize his action as class action and to order Tevel to refund to its subscribers the alleged NIS 150 million overcharge.

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

5. The following is a reconciliation of the net income used in the computation of basic earnings per share to net income assuming conversion of potential common stock ("PCEs") issued by certain of PEC's Affiliated Companies (in thousands):

                                                                              For the                For the
                                                                         Six Months Ended       Three Months Ended
                                                                        -------------------     -----------------
                                                                        6/30/99     6/30/98     6/30/99   6/30/98
                                                                        -------     -------     -------   -------
      Net income available to common shareholders--basic ............   $29,316     $17,927     $17,273    $7,184
                                                                        -------     -------     -------   -------

      Effect of dilutive securities:
         Dilutive effect of PCEs issued by certain Affiliated
         Companies ..................................................      (463)       (897)       (248)     (575)
                                                                        -------     -------     -------   -------

      Net income available to common shareholders--diluted ..........   $28,853     $17,030     $17,025    $6,609
                                                                        =======     =======     =======   =======

      Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the respective periods which was 18,362,188. Weighted average number of common shares used in the computation of basic and diluted earnings per share is not affected by the assumed exercise of the PCEs issued by the Affiliated Companies and is therefore the same for both calculations.

6. On August 16, 1999, the $24.0 million loan to PEC Israel Financial Corporation Ltd., which is described in Note 9(c) of the 1998 Financial Statements and which had previously been extended for three months to August 18, 1999, was extended for three months to November 18, 1999.

7. Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1998 to conform with the financial statements as of and for the three and six months ended June 30, 1999.

8. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.


                                                        Page 7 of 25 pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended
June 30, 1998

            Consolidated net income for the three months ended June 30, 1999 rose to $17.3 million, up from $7.2 million for the three months ended June 30, 1998. The rise in net income reflected increases of $11.4 million in net gain on sales of investments in Affiliated Companies, $1.2 million in equity in net income of Affiliated Companies, $934,000 in interest and dividend income and $588,000 in other income. The increase attributable to these items was partially offset by increases of $2.3 million in the provision for income taxes and $519,000 in general and administrative expenses and a decrease of $550,000 in net gain on sales, and changes in market value, of trading securities.

            Equity in net income of Affiliated Companies for the second quarter of 1999 rose to $11.4 million, up from $10.2 million for the corresponding 1998 period. PEC had increased net income in respect of some of its Affiliated Companies, principally Elron, which recognized a gain, net of taxes, of approximately $19.7 million from the sale of its holdings in Elbit Medical Imaging Ltd. (PEC's share of Elron's net income for the second quarter of 1999 was $2.3 million compared with $410,000 for the second quarter of 1998), Property & Building (PEC's share of Property & Building's net income for the second quarter of 1999 was $4.2 million compared with $2.6 million for the second quarter of 1998) and Gilat Satellite (PEC's share of Gilat Satellite's net income for the second quarter of 1999 was $1.4 million compared with $356,000 for the second quarter of 1998). This increase was partially offset by decreases in PEC's net income with respect to certain Affiliated Companies, especially Super-Sol (PEC's share of Super-Sol's net income was $117,000 for the second quarter of 1999 compared with income of $1.4 million for the second quarter of 1998).


                                                        Page 8 of 25 pages

In addition, PEC incurred losses with respect to certain other Affiliated Companies, particularly Tambour (PEC's share of Tambour's net loss was $275,000 for the second quarter of 1999 compared with net income of $1.3 million for the second quarter of 1998) and DIC and PEC Cable TV Ltd.

            PEC recognized a net gain of $11.3 million on sales of investments in Affiliated Companies for the second quarter of 1999 compared with a net loss of $86,000 for the corresponding 1998 period. During the second quarter of 1999, PEC realized a net gain of $10.6 million on the sale of its entire 4.2% ownership interest in Libit Signal Processing Ltd. ("Libit") and a net gain of $669,000 on the sale of its entire 2.4% ownership interest in Lipman Electronic Engineering Ltd. ("Lipman"). During the second quarter of 1998, PEC wrote-off its capital contributions to two corporations which were formed to bid on infrastructure projects and were unsuccessful.

            PEC recorded dividend and interest income of $1.2 million for the second quarter of 1999 compared with $309,000 for the corresponding 1998 period. In November 1998, PEC and Discount Investment arranged a two year loan of $90 million (the "UPC Loan") to United Pan-Europe Communications N.V., of which 50% was prepaid in February 1999. The primary reasons for the increase in interest and dividend income are the interest on the UPC Loan, which did not exist during the second quarter of 1998, and the recording of fee income in the second quarter of 1999 from the prepayment of 50% of the UPC Loan.

            PEC's other income rose to $1.1 million for the second quarter of 1999, up from $478,000 for the corresponding 1998 quarter. This increase primarily resulted from increased income from partnerships in which PEC is a partner, particularly Gemini Israel Fund L.P., Gemini Israel II Limited Partnership and Renaissance Fund LDC.

            PEC's general and administrative expenses increased to $1.4 million for the second quarter of 1999 from $867,000 for the corresponding 1998 quarter primarily because of costs associated with the proposed merger between PEC and a subsidiary of Discount Investment pursuant to which Discount Investment will acquire all of the shares of common stock of PEC held by the public.


                                                        Page 9 of 25 pages

            PEC's provision for income taxes increased to $5.2 million for the second quarter of 1999 from $2.9 million for the second quarter of 1998 primarily because PEC's income before income taxes increased to $22.5 million for the second quarter of 1999 from $10.1 million for the corresponding 1998 quarter.

            PEC's comprehensive income rose to $25.0 million for the three months ended June 30, 1999, up from $1.6 million for the corresponding 1998 period. PEC's unrealized gain on available-for-sale securities, net of taxes, increased PEC's comprehensive income by $9.4 million for the second quarter of 1999 compared with a reduction, net of tax benefit, of $1.7 million for the corresponding 1998 period. PEC's translation adjustment, net of tax benefit, reduced PEC's comprehensive income by $1.7 million for the second quarter of 1999 compared with a reduction, net of tax benefit, of $3.8 million for the corresponding 1998 period. The exchange rate of the New Israel Shekel declined approximately 1.0% against the U.S. dollar as of June 30, 1999 compared with March 31, 1999 while such exchange rate declined 1.9% as of June 30, 1998 compared with March 31, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

            Consolidated net income for the six months ended June 30, 1999 rose to $29.3 million, up from $17.9 million for the six months ended June 30, 1998. The increase in net income reflected increases of $9.9 million in net gain on sales of investments in Affiliated Companies, $6.4 million in net gain on issuance of shares of Affiliated Companies and $2.0 million in interest and dividend income. The increase attributable to these items was partially offset by a decrease of $3.9 million in net gain on sales, and changes in market value, of trading securities and increases of $1.7 million in the provision for income taxes and $1.0 million in general and administrative expenses.

            Equity in net income of Affiliated Companies for the first six months of 1999 was $21.7 million compared with $22.0 million for the first six months of 1998. PEC experienced decreased net income with respect to certain Affiliated Companies, principally Elron, which in the first half of 1998 recognized a gain of approximately $36.5 million from the sale by its affiliate, Elbit Medical Imaging Ltd., of Elbit Medical's ultrasound division (PEC's share of Elron's net income for the first half of 1999 was $3.1 million compared with $5.9 million for the first half of 1998), Super-Sol (PEC's share of Super-Sol's net income was $1.1 million for the first six months of 1999 compared to $3.3 million for the corresponding 1998 period) and Tambour with respect to which PEC incurred a loss compared to net income for the first half of 1998 (PEC's share of Tambour's loss was $368,000 for the first half of 1999 compared with net income of $1.8 million for the first half of 1998). PEC's decreased net income with respect to the foregoing Affiliated Companies was substantially offset by increases recorded by some of PEC's other Affiliated Companies. PEC recorded net income in respect of Scitex for the first half of 1999 compared with the first half of 1998 when Scitex wrote off in process


                                                        Page 10 of 25 pages
research and development costs in connection with its acquisition of Idanit Technologies Ltd. (PEC's share of the net income of Scitex for the six months ended June 30, 1999 was $708,000 compared with a loss of $2.8 million for the six months ended June 30, 1998). In addition, PEC had increased net income with respect to certain of its Affiliated Companies, especially El-Yam (PEC's share of El-Yam's net income for the first half of 1999 was $3.0 million compared with $1.3 million for the first half of 1998), Property & Building (PEC's share was $6.7 million for the six months ended June 30, 1999 compared with $5.5 million for the six months ended June 30, 1998) and Gilat Satellite (PEC's share was $1.8 million for the first half of 1999 compared with $620,000 for the first half of 1998).

            PEC realized a net gain on sales of investments of $10.5 million for the six months ended June 30, 1999 compared with $610,000 for the corresponding 1998 period. During the first half of 1999, PEC realized net gains of $10.6 million and $669,000 on the sales of its entire ownership interests in Libit and Lipman, respectively, and incurred a net loss of $800,000 on the write-off of a loan to Unitel Vocal Communication Ltd., a start-up corporation. During the first half of 1998, PEC realized a net gain of $696,000 from the sale of its entire ownership interest in Lego Irrigation Ltd. and incurred a net loss of $90,000 from the write-off of its capital contributions to two corporations which were formed to bid on infrastructure projects and were unsuccessful.


                                                        Page 11 of 25 pages

            PEC realized a net gain of $6.5 million on issuance of shares of Affiliated Companies for the first six months of 1999 compared with a net gain of $73,000 for the corresponding 1998 period. Substantially all of PEC's net gain for the first six months of 1999 resulted from Gilat Satellite's sale of ordinary shares in a public offering in the United States.

            PEC recorded dividend and interest income of $2.5 million for the six months ended June 30, 1999, up from $491,000 for the six months ended June 30, 1998. The primary reasons for this increase are interest on the UPC Loan, which did not exist during the first half of 1998, and fee income arising from the prepayment of 50% of the UPC Loan in February 1999.

            PEC's general and administrative expenses increased to $2.7 million for the first half of 1999, up from $1.7 million for the first half of 1998 primarily because of costs associated with the proposed merger between PEC and a subsidiary of Discount Investment.

            PEC's provision for income taxes increased to $9.4 million for the first half of 1999, up from $7.8 million for the first half of 1998 primarily because PEC's income before income taxes increased to $38.7 million for the first half of 1999 from $25.7 million for the corresponding 1998 period.

            PEC's comprehensive income rose to $48.7 million for the six months ended June 30, 1999, up from $9.4 million for the corresponding 1998 period. PEC's unrealized gain on available-for-sale securities, net of taxes, increased PEC's comprehensive income by $16.1 million for the first half of 1999 compared with a reduction, net of tax benefit, of $1.7 million for the corresponding 1998 period. PEC's translation adjustment, net of taxes, increased PEC's comprehensive income by $3.3 million for the six months ended June 30, 1999 compared with a reduction, net of tax benefit, of $6.8 million for the corresponding 1998 period. The exchange rate of the New Israel Shekel increased approximately 2.1% against the U.S. dollar as of June 30, 1999 compared with December 31, 1998 while such exchange rate declined 3.7% as of June 30, 1998 compared with December 31, 1997.


                                                        Page 12 of 25 pages

LIQUIDITY AND CAPITAL RESOURCES

            As of June 30, 1999, PEC's liquid assets (consisting of cash and money market funds) totaled approximately $36.4 million.

            For the six months ended June 30, 1999, PEC received cash dividends and interest totaling $7.2 million (including $4.0 million of cash dividends received from Affiliated Companies, which do not affect PEC's net income for financial statement purposes), which substantially exceeded PEC's general and administrative and interest expenses. During the first half of 1999, PEC also generated cash totaling $24.6 million, of which $12.9 million was realized from PEC's sale of its entire 4.2% ownership interest in Libit, $8.4 million was generated from the repayment by Cellcom of shareholder loans, $1.4 million was realized from PEC's sale of its entire 2.4% ownership interest in Lipman, and $548,000 was generated from PEC's sale of some of its shares of Isrotel.

            During the first half of 1999, PEC Israel Finance Corporation Ltd. ("PECFC"), a wholly owned subsidiary of PEC, borrowed $24.0 million from a bank to finance the purchase of a 0.63% ownership interest in United Pan-Europe Communication N.V., a cable television company whose shares are publicly traded on the NASDAQ National Market System under the trading symbol "UPCOY". This loan is unsecured, bears interest at a rate of 5.75% per annum, is guaranteed by PEC and matures on August 18, 1999. The bank in its discretion may request PECFC to provide security for the loan. PECFC and the bank have agreed to extend the maturity of the loan for an additional three month term at an annual interest rate equal to the sum of LIBOR for three month loans on August 17, 1999 plus 0.75%.

            During the first half of 1999, PEC purchased equity and debt securities of several existing Affiliated Companies and other corporations for approximately $34.7 million, including $5.2 million of securities purchased during the second quarter of 1999. The securities purchased during the second quarter of 1999 and their purchase price consist primarily of a 0.49% ownership interest in Elron - $2.1 million; a 25% ownership interest in TeamWorks Technology Ltd., a developmental stage multimedia software company - $1.0 million; a 5.4% ownership interest in


                                                        Page 13 of 25 pages

Given Imaging Ltd., increasing PEC's ownership interest to 8.7% - $685,000; a 3.9% ownership interest in Witcom Ltd., increasing PEC's ownership interest to 8.9% - $556,000; and a 1% ownership interest in Klil - $481,000.

            In July 1999, PEC purchased a $600,000 convertible debenture of E.D.S.L. Communication Ltd., a developmental stage company providing residential communication access solutions ("EDSL"), which is convertible into a 6.7% ownership interest in EDSL, and made a shareholder contribution to Mondex of $376,000.


                                                        Page 14 of 25 pages

                           PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

      Exhibit 10(i) Application for Foreign Currency Loan (Floating Interest) dated August 16, 1999 between the First International Bank of Israel Ltd. and PEC Israel Financial Corporation Ltd., which begins on page 17 of this report.

      Item 27 Financial Data Schedule, which is page 25 of this report.


                                                        Page 15 of 25 pages

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PEC ISRAEL ECONOMIC CORPORATION
                                    (Registrant)


                                    /s/ FRANK J. KLEIN
                                    ------------------------------------
                                    Frank J. Klein
                                    President

                                    /s/ WILLIAM GOLD
                                    ------------------------------------
                                    William Gold
                                    Treasurer, Principal Financial
                                    Officer and Principal Accounting
                                    Officer

Date: August 16, 1999


                                                        Page 16 of 25 pages