Form 10-K/A
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-09-03
CIK 76888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                      NO. 4

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  ____________________

                          Commission file number 1-8707
                                                 ------

                         PEC Israel Economic Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maine                                           13-1143528
-----------------------------------------                   --------------------
     (State or other jurisdiction                             (I.R.S. employer
   of incorporation or organization)                         identification no.)

  511 Fifth Avenue, New York, New York                              10017
-----------------------------------------                   --------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code (212) 687-2400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
          Title of each class                               on which registered
--------------------------------------------------------------------------------

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

      As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

      The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby amends (i) Item 8 of Part II of PEC's Annual Report on Form 10-K for the year ended December 31, 1998, as previously amended (the "1998 Form 10-K"), by replacing the financial statements of Property and Building Corporation Ltd. ("Property & Building") as at and for the year ended December 31, 1998 (the "Prior Property & Building 1998 Financial Statements") with the financial statements of Property & Building as at and for the year ended December 31, 1998 (the "Current Property & Building 1998 Financial Statements"), which begin four pages after this page, the sole difference between the Prior Property & Building 1998 Financial Statements and the Current Property & Building 1998 Financial Statements being a revised Note 35 in the Current Property & Building 1998 Financial Statements, and (ii) Item 14(a)(2)(f) of Part IV of the 1998 Form 10-K by adding the following reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

            For the year ended December 31, 1998:

            Aclim 2000 (for Ecology) Limited, a subsidiary of Property and
              Building Corporation Ltd.

            Adir International Communications Services Corporation Ltd.

            ASE Advanced Systems Europe B.V., a subsidiary of Liraz Systems Ltd.

            Camdev Ltd.

            "Gad" Building Company Limited, a subsidiary of Property and
              Building Corporation Ltd.

            Galil Medical Ltd., a subsidiary of DEP Technology Holdings Ltd.

            Ham-Let U.S.A., Inc., a subsidiary of Ham-Let (Israel-Canada) Ltd.

            H.T. Components U.S.A., Inc., a subsidiary of Ham-Let (Israel-
              Canada) Ltd.

            I.C.P. - Israel Cable Programming Company Ltd., a subsidiary of DIC and PEC Cable TV Ltd.

            ISPRO The Israeli Properties Rental Corporation Ltd., a subsidiary of Property and Building Corporation Ltd.

            Level 8 Systems, Inc., a subsidiary of Liraz Systems Ltd.

            Liraz Systems Ltd.

            Logal Educational Software and Systems Ltd.

            Medi-Card Ltd., a subsidiary of DEP Technology Holdings Ltd.

            Merkaz Herzlia "A" Ltd., a subsidiary of Property and Building
              Corporation Ltd.

            Merkaz Herzlia "B" Ltd., a subsidiary of Property and Building
              Corporation Ltd.

            Naveh Building and Development Ltd., a subsidiary of Property and
              Building Corporation Ltd.

            Netvision Ltd., a subsidiary of DIC and PEC Cable TV Ltd.

            Polyoptics Ltd., a subsidiary of Soreq Development Center (S.D.C.)
              Ltd.

            Renaissance Fund LDC

            Sano Dispec Development Ltd.

            Science Based Industries Campus Ltd., a subsidiary of Property and
              Building Corporation Ltd.

            Soreq Development Center (S.D.C.) Ltd.

            Verdeco Technologies Ltd., a subsidiary of DEP Technology Holdings
              Ltd.

            For the year ended December 31, 1997:

            Adir International Communications Services Ltd.

            ASE Advanced Systems Europe B.V., a subsidiary of Liraz Systems Ltd.

            Bayside Land Corporation Ltd., a subsidiary of Property and Building
              Corporation Ltd.

            Century Canning Industries Co. W.L.L., a subsidiary of Caniel-
              Israel Can Company Ltd.

            DEP Technology Holdings Ltd.

            DIC and PEC Cable TV Ltd.

            Dutch Can Pack Holding B.V., a subsidiary of Caniel - Israel Can
              Company Ltd.

            Gemini Capital Fund Management Ltd.

            Gemini Israel Fund L.P.

            General Engineers Limited

            Ham-Let U.S.A., Inc., a subsidiary of Ham-Let (Israel-Canada) Ltd.

            H.T. Components U.S.A., Inc., a subsidiary of Ham-Let (Israel-
              Canada) Ltd.

            Israsat International Communications Ltd., a subsidiary of Gilat
              Communications Ltd.

            Kedem Chemicals Ltd., a subsidiary of Tambour Limited

            Level 8 Systems, Inc., a subsidiary of Liraz Systems Ltd.

            Lev Hamifratz Ltd., a subsidiary of Super-Sol Ltd.

            Mul-T-Lock France S.A.R.L., a subsidiary of Mul-T-Lock Ltd.

            Mul-T-Lock USA, Inc., a subsidiary of Mul-T-Lock Ltd.

            Nitroxid (1993) Production and Marketing Ltd., a subsidiary of
              Maxima Air Separation Center Ltd.

            Rol Profil Ltd., a subsidiary of Klil Industries Ltd.

            Skydata, Inc., a subsidiary of Gilat Satellite Networks Ltd.

            Tambour Paints Ltd., a subsidiary of Tambour Limited

            For the year ended December 31, 1996:

            ASE Advanced Systems Europe B.V., a subsidiary of Liraz Systems Ltd.

            Dutch Can Pack Holding B.V., a subsidiary of Caniel-Israel Can
              Company Ltd.

            Ispah Holdings Ltd.

            Level 8 Systems, Inc., a subsidiary of Liraz Systems Ltd.

            Lev Hamifratz Ltd., a subsidiary of Super-Sol Ltd.

            Maxima-Air Separation Center Ltd.

            Retail Chains Hungary Kereskedelmi Kft., a subsidiary of Super- Sol
              Ltd.

            Sano Dispec Development Ltd.

            Tambour Paints Ltd., a subsidiary of Tambour Limited

            Yaana Systems Ltd., a subsidiary of Liraz Systems Ltd.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEC Israel Economic Corporation


                                    By: /S/ JAMES I. EDELSON
                                        --------------------------------------
DATE: September 3, 1999                 James I. Edelson
                                        Executive Vice President and Secretary

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

Certified Public Accountants (Isr.)

Balance Sheets as at December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                              Consolidated             The Company
                                       -------------------   ---------------------
                               Note       1998        1997        1998        1997
                        -----------   --------   ---------   ---------   ---------
Current Assets
Cash and cash
 equivalents                     2     102,997     168,583       1,220       1,634
Short-term deposits
 and loans                               3,547       1,768
Marketable securities            3      13,223      38,571         576         644
Trade receivables                4      48,814      22,165          31
Other receivables
 and debit balances              5      48,533      22,066      20,987       5,855
Apartments and other
 inventories                     6      74,124       6,693       7,285       1,439
Building projects
 under construction              7     105,780     141,011       4,690       2,861
                                     ---------   ---------   ---------   ---------

                                       397,018     400,857      34,789      12,433
                                     ---------   ---------   ---------   ---------

Land                             8     499,061     434,130       4,072       9,471
                                     ---------   ---------   ---------   ---------

Long-term loans and
 deposits                        9       4,965       3,527       3,237       2,840
                                     ---------   ---------   ---------   ---------
Investments
In investee companies           10     155,024     126,752   1,067,610     971,805
                                     ---------   ---------   ---------   ---------
Fixed Assets
Buildings, land,
 plantations and other               1,640,048   1,444,770      55,656      55,554
Less/- Accumulated
 depreciation                          343,966     339,672      24,338      23,540
                                     ---------   ---------   ---------   ---------

                                     1,296,082   1,105,098      31,318      32,014
                                     ---------   ---------   ---------   ---------

Deferred Charges
 and Other Assets                       24,916      26,311         379         410
                                     ---------   ---------   ---------   ---------

                                     2,377,066   2,096,675   1,141,405   1,028,973
                                     =========   =========   =========   =========

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

                                                     Consolidated             The Company
                                            ---------------------   ---------------------
                                     Note        1998        1997        1998        1997
                               ----------   ---------   ---------   ---------   ---------
Current Liabilities
Advances from purchasers
 of apartments and
 others, net                           13      19,432       4,345       2,603       1,058
Short-term credit from banks           14      17,500      27,367
Current maturities of long -
term liabilities                               52,727      47,943       2,191       2,609
Suppliers and contractors              15      14,055       9,912
Creditors and credit balances          16     127,733      77,157      19,655      34,486
Deferred taxes                         17                   2,347                      49
Proposed dividend                              31,265      25,100      20,000      18,466
                                            ---------   ---------   ---------   ---------
                                              262,712     194,171      44,449      56,668
                                            ---------   ---------   ---------   ---------
Long-term Liabilities
Convertible debentures                 18     240,469     248,254
Debentures                             18      33,239      38,992
Liabilities to banks and
 provident funds                       18     352,597     223,691
Other long term liabilities            18      60,151      63,601       6,574       8,798
Capital note                           18                              20,000
Deferred taxes                         17      24,546      21,445       1,764       1,294
Liability for employee
 severance benefits, net               19       3,442       2,566
                                            ---------   ---------   ---------   ---------
                                              714,444     598,549      28,338      10,092
                                            ---------   ---------   ---------   ---------

Minority interest                             330,465     330,915
                                            ---------   ---------

Receipt on account of
 option warrants in
 a subsidiary                                  10,827      10,827
                                            ---------   ---------

Shareholders' Equity                        1,068,618     962,213   1,067,610     962,213
                                            ---------   ---------   ---------   ---------

Contingent Liabilities
 and Commitments                       20

                                            2,377,066   2,096,675   1,141,405   1,028,973
                                            =========   =========   =========   =========

----------------------------------
Dov Tadmor - Chairman of the Board

----------------------------------
Abraham Attias - Managing Director

March 11, 1999

                      Property and Building Corporation Limited and Subsidiaries

Statements of Earnings for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of  December 1998 (in NIS thousands)

                                                                       Consolidated                  The Company
                                                                -----------------------------  ----------------------------
                                                        Note         1998      1997      1996     1998      1997       1996
                                                     -------    ---------  --------  --------  --------  --------  --------
Income
Rentals and warehousing                                           156,481   149,130   139,941     9,865     8,520     8,328
From construction and other sources                       21      334,765   292,156   249,906    50,563    57,746
The Company's equity in the net earnings of investee
companies                                                 22        6,582     7,115    13,788   111,750    65,356    69,105
Gain on sale of investments and fixed assets              23       70,715    10,985     3,087        15       655        81
Income from securities, financing and others              24       12,682    12,796     7,519     1,955     2,226     2,696
                                                                  -------   -------   -------   -------   -------   -------
                                                                  581,225   472,182   414,241   174,148   134,503    80,210
                                                                  -------   -------   -------   -------   -------   -------
Costs and Expenses
Construction and other costs                              25      242,800   212,620   175,549    33,327    41,747
Administrative and general                                26       38,505    34,829    33,780     8,230     7,828     7,423
Selling and marketing                                     27        5,381     5,426     4,146       266       953
Property maintenance (excluding depreciation)                      12,970    12,237    11,446     1,057       847       883
Depreciation and amortization                             28       27,875    24,454    21,573     1,059     1,050     1,371
Property taxes on land                                              8,390     9,450     8,239       540       923     1,049
Financing                                                 29       26,320    26,150    17,901     1,287     1,177     3,393
                                                                  -------   -------   -------   -------   -------   -------
                                                                  362,241   325,166   272,634    45,766    54,519    14,119
                                                                  -------   -------   -------   -------   -------   -------

Earnings before taxes on income                                   218,984   147,016   141,607   128,382    79,984    66,091
Taxes on income                                           30       64,877    47,285    46,316     6,276     6,561    (1,007)
                                                                  -------   -------   -------   -------   -------   -------
Earnings after taxation                                           154,107    99,731    95,291   122,106    73,423    67,098

Less/- Minority interest in earnings                               32,001    26,308    28,193
                                                                  -------   -------   -------   -------   -------   -------

Net earnings for the year                                         122,106    73,423    67,098   122,106    73,423    67,098
                                                                  =======   =======   =======   =======   =======   =======

Earnings Per Share
Net earnings per share of a par
  value of NIS 1.00 (in NIS)                                        29.46     17.81     17.24     29.46     17.81     17.24
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

                      Property and Building Corporation Limited and Subsidiaries

Statements of Shareholders' Equity
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                       Share        Capital        Premium    Capitalized       Retained           Total
                                     capital        surplus      on shares     surplus in       earnings
                                                                             subsidiaries
                                     -------        -------      ---------   ------------       --------         -------
Balance as at January 1,
 1996                                193,135        155,734*                       28,192        383,974         761,035

Net earnings for the year                                                                         67,098          67,098
Issue of shares                          669                        85,594                                        86,263
Inflationary erosion of dividend
 declared in the previous year                                                                       644             644
Proposed dividend - 280%                                                                         (13,365)        (13,365)
                                     -------        -------         ------         ------        -------       ---------
Balance as at December 31,
 1996                                193,804        155,734         85,594         28,192        438,351         901,675

Net earnings for the year                                                                         73,423          73,423
Exercise of share options                 29                         4,451                                         4,480
Tax benefit in respect of the
 exercise of share purchase
 options by employees                                   666                                                          666
Inflationary erosion of dividend
 declared in the previous                                                                            435             435
Proposed dividend - 412%                                                                         (18,466)        (18,466)
                                     -------        -------         ------         ------        -------       ---------
Balance as at December 31,
 1997                                193,833        156,400         90,045         28,192        493,743         962,213

Net earnings for the year                                                                        122,106         122,106
Exercise of share options                 15                         3,716                                         3,731
Tax benefit in respect of the
 exercise of share purchase
 options by employees                                   306                                                          306
Inflationary erosion of dividend
 declared in the previous year                                                                       262             262
Proposed dividend - 482.7%                                                                       (20,000)        (20,000)
                                     -------        -------         ------         ------        -------       ---------
Balance as at December 31,
 1998                                193,848        156,706         93,761         28,192        596,111       1,068,618
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

                      Property and Building Corporation Limited and Subsidiaries

Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                  Consolidated                         The Company
                                                        --------------------------------    --------------------------------
                                                          1998        1997        1996        1998        1997        1996
                                                        --------    --------    --------    --------    --------    --------
Cash flows generated by operating activities
Net earnings                                             122,106      73,423      67,098     122,106      73,423      67,098
Adjustments to reconcile net earnings to
 net cash flows generated by operating
 activities (Annex):                                      (7,763)     46,987      62,912    (102,377)   (104,823)    (27,275)
                                                        --------    --------    --------    --------    --------    --------
Net cash inflow (outflow) generated by operating
 activities                                              114,343     120,410     130,010      19,729     (31,400)     39,823
                                                        --------    --------    --------    --------    --------    --------
Cash flows generating by investing activities
Proceeds from realization of investment in
 investee company                                                     29,800
Payments on account of investments                       (26,274)                             (1,020)
Investments in investee companies                        (32,930)     (2,938)    (40,368)    (27,697)     (4,765)   (101,949)
Dividend received from investee companies                  5,772       8,534       8,852      44,662      18,242      13,861
Acquisition of the interest of another
 shareholder, in a formerly
 proportionately consolidated company (Annex B)          (10,213)
Repayment of another shareholder's
 portion of shareholders' loan
 in a formerly proportionately consolidated company      (17,505)
Purchase of marketable securities                         (7,281)    (42,255)   (654,850)        (39)        (37)        (11)
Proceeds from sale of marketable securities               35,755      44,863     660,926          95          99         130
Acquisition and development of land                      (87,093)    (38,948)   (132,311)     (2,408)     (2,698)     (5,330)
Purchase and construction of fixed assets               (188,842)   (163,788)   (136,760)       (368)     (1,090)       (168)
Collections of credit relating to sale of real estate                  1,669       1,862
Proceeds from sale of fixed assets and real estate        60,891       1,182       2,199          51                      34
Repayment of long-term deposits and loans                  1,351       2,000         790         912
Granting of long-term loans                               (4,801)     (3,145)                 (2,513)     (2,308)     (1,231)
Repayment (Granting) of short-term deposits               (1,779)     16,546     (17,927)
Repayment of loans to subsidiaries                                                                        11,661         857
                                                        --------    --------    --------    --------    --------    --------
Net cash inflow (outflow) generated by investing
 activities                                             (272,949)   (146,480)   (307,587)     11,675      19,104     (93,807)
                                                        --------    --------    --------    --------    --------    --------

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1998 in NIS thousands)

                                                                        Consolidated                         The Company
                                                              --------------------------------    --------------------------------
                                                                  1998        1997        1996        1998        1997        1996
                                                              --------    --------    --------    --------    --------    --------
Cash flows generated by financing activities
Dividend paid
- by the parent company                                        (18,204)    (12,930)    (10,280)    (18,204)    (12,930)    (10,280)
- to outside shareholders of subsidiary companies               (6,539)     (5,384)     (4,915)
Payment of debentures                                          (13,562)     (9,716)    (14,370)
Payment of long-term loans                                     (31,450)    (67,734)     (3,492)     (2,191)       (405)       (320)
Receipt of long-term loans                                     167,872      33,733     148,245
Receipt of capital note from subsidiary                                                             20,000
Repayment (receipt) of long-term loan from subsidiary, net                                                       1,550     (21,818)
Receipt (repayment) of credit from subsidiary company                                              (34,748)     20,389
Receipt (repayment) of short-term bank credit                   (9,867)     13,129     (16,949)       (406)       (405)        405
Payments to outside shareholders of subsidiary                    (125)        (79)       (495)
Repayments of credit in respect of real estate acquisition        (612)    (14,511)    (36,537)
Securities issue by a subsidiary                                 1,776     190,253      69,540
Share issue by the Company                                       3,731       4,481      86,262       3,731       4,481      86,263
                                                               -------     -------     -------     -------     -------     -------

Net cash inflow (outflow) generated by financing activities     93,020     131,242     217,009     (31,818)     12,680      54,250
                                                               -------     -------     -------     -------     -------     -------

Net increase (decrease) in cash and cash equivalents           (65,586)    105,172      39,432        (414)        384         266
Cash and cash equivalents at beginning of year                 168,583      63,411      23,979       1,634       1,250         984
                                                               -------     -------     -------     -------     -------     -------

Cash and cash equivalents at end of year                       102,997     168,583      63,411       1,220       1,634       1,250
                                                               =======     =======     =======     =======     =======     =======

The notes and the annex are an integral part of the financial statements.

                      Property and Building Corporation Limited and Subsidiaries

--------------------------------------------------------------------------------

In terms of shekels of December 1998 (in NIS thousands)

                                                                        Consolidated                         The Company
                                                              --------------------------------    --------------------------------
                                                                  1998        1997        1996        1998        1997        1996
                                                              --------    --------    --------    --------    --------    --------
Annex A

Adjustments to reconcile net earnings to net cash generated by operating activities:

Transactions not involving cash flows:
The Company's equity in the net
 earnings of investee companies                               (6,582)     (7,115)    (13,788)   (111,750)    (65,356)    (69,105)
Outside shareholders' interest in earnings                    32,001      26,308      28,193
Depreciation and amortization                                 28,706      25,188      22,178       1,059       1,050       1,372
Net changes in deferred taxes                                (11,282)    (19,216)      4,502         (40)      1,671      (1,793)
Increase (decrease) in liability for
 employee severance benefits                                     876         (28)        (93)         (8)         (1)          1
Decrease (increase) in value of securities                    (3,126)     (3,463)     (5,414)         12         (27)        (26)
Income from realization of investments
 and issue of capital by investee companies                              (11,028)        (58)                   (655)        (58)
Capital losses (gains) on sale of fixed assets
 and real estate                                             (68,055)         43      (3,029)        (15)                    (23)
Inflationary erosion of long-term deposits and loans, net       (380)      6,433       1,844         328         445         123
Amortization of debenture discount                             1,057       1,149         904

Changes in current assets and liabilities:
(Increase) decrease in trade receivables                     (26,649)     23,656     (16,378)        (31)
(Increase) decrease in other receivables                       3,415       2,374      20,211       1,502      (1,347)     (1,541)
(Increase) decrease in construction costs, net                 7,787        (475)     22,052       1,677      (4,528)      7,368
Increase (decrease) in suppliers and subcontractors            4,143      (1,186)      3,050
Increase (decrease) in other payables                         30,326       4,347      (1,262)      4,889     (36,075)     33,325
                                                            --------    --------    --------    --------    --------    --------

Total adjustments                                             (7,763)     46,987      62,912    (102,377)   (104,823)    (27,275)
                                                            ========    ========    ========    ========    ========    ========

Significant non-cash transactions:
Purchase of fixed assets on credit                                           328      11,444
                                                                        --------    --------
Purchase of real estate on credit                             11,570
                                                            --------
Sale of fixed assets on credit                                18,725                   1,669
                                                            --------                --------

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

In terms of shekels of December 1998 (in NIS thousands)

                                                                    Consolidated
                                                                    ------------
                                                                            1998
                                                                    ------------
Annex B

Acquisition of the interest of another
 shareholder, in a formerly
 proportionately consolidated company

Assets and liabilities of the company
 at the date of acquisition :
Working capital (cash and cash equivalents)                                  30
Fixed assets, net                                                        22,836
Long term liabilities                                                   (17,505)
Difference created due to acquisition                                     4,852
                                                                    ------------

                                                                         10,213
                                                                    ============

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

      4.    Inventory

            (a) The inventory of apartments and work in process are recorded at cost (cost of land, sub-contractors and other expenses) not to exceed the market value of the built apartments.

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

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 1 - Reporting Principles and Accounting Policies (cont'd)

      F.    Accounting policies (cont'd)

      15.   Foreign currency and linkage (cont'd)

            Data concerning consumer price index and foreign currency rates:

                                                                                     % of change
                     December 31   December 31   December 31     -------------------------------
                            1998          1997          1996          1998       1997       1996
                     -----------   -----------   -----------     ---------   --------   --------
Consumer price
 index, in points          166.3         153.1         143.1           8.6        7.0       10.6

Consumer price
 index, (latest
 known index)
 in points                 166.2         153.6         142.0           8.2        8.2       11.0

Exchange
 rate of the
 U.S. dollar,
 in NIS                     4.16         3.536         3.251          17.6        8.8        3.7

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 2 - Cash and Cash Equivalents

                                              Consolidated                 The Company
                                 -------------------------   -------------------------
                                 December 31   December 31   December 31   December 31
                                        1998          1997          1998          1997
                                 -----------   -----------   -----------   -----------
Short-term deposits with banks       102,709       168,268         1,208         1,628
Cash at bank                             288           315            12             6
                                 -----------   -----------   -----------   -----------

                                     102,997       168,583         1,220         1,634
                                 ===========   ===========   ===========   ===========

         The cash and deposits are stated in Israeli shekels.

Note 3 - Marketable Securities

                                              Consolidated                 The Company
                                 -------------------------   -------------------------
                                 December 31   December 31   December 31   December 31
                                        1998          1997          1998          1997
                                 -----------   -----------   -----------   -----------

Government loans                       7,372        22,021
Mutual fund certificates               5,379        11,014
Debentures issued by a
 subsidiary*                                                         576           644
Other debentures                         330           805
Shares                                   142         1,621
Convertible securities                               3,110
                                 -----------   -----------   -----------   -----------

                                      13,223        38,571           576           644
                                 ===========   ===========   ===========   ===========

*     See Note 20C(1)

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 4 - Trade Receivables

      A.    Composition:

                                                          Consolidated       The Company
                                         -----------------------------       -----------
                                         December 31       December 31       December 31
                                                1998              1997              1998
                                         -----------       -----------       -----------
Purchasers of apartments and shops            30,101             4,778                31
Rentals and warehousing*                      10,292            11,238
Air conditioning and others*                   4,976             4,097
Notes receivable                               3,445             2,052
                                         -----------       -----------       -----------

                                              48,814            22,165                31
                                         ===========       ===========       ===========

*   After deduction of provision for
    doubtful debts                             1,215             1,123
                                         ===========       ===========

      B. Purchasers of apartments are linked mainly to the construction inputs index.

Note 5 - Other Receivables and Debit Balances

                                                        Consolidated                        The Company
                                      ------------------------------      -----------------------------
                                      December 31        December 31      December 31       December 31
                                             1998               1997             1998              1997
                                      -----------        -----------      -----------       -----------
Accrued income                              5,122             6,487                                 235
Purchasers of fixed assets*                18,969
Deferred taxes                             15,906             5,537             3,845             3,384
Deposits and prepaid expenses               1,246             1,030                12                 9
Advances to Tax Authorities
 less provisions                            1,267             3,037               442
Current maturities of long-term
 loans to employees and
 deposits                                   2,965             1,333             1,620               789
Other debtors                               1,359             3,642                44             1,438
Value Added Tax authorities                 1,699             1,000
Subsidiary - current account**                                                 15,024
                                      -----------        -----------      -----------       -----------

                                           48,533            22,066            20,987             5,855
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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 6 - Apartments and Other Inventories

                                                        Consolidated                        The Company
                                      ------------------------------      -----------------------------
                                      December 31        December 31      December 31       December 31
                                             1998               1997             1998              1997
                                      -----------        -----------      -----------       -----------
Apartments in completed building           72,628             5,777             7,285             1,439
Air-conditioning equipment and
 other                                      1,496               916
                                           ------             -----             -----             -----

                                           74,124             6,693             7,285             1,439
                                           ======             =====             =====             =====

Note 7 - Building Projects Under Construction

                                               Consolidated                        The Company
                             ------------------------------      -----------------------------
                             December 31        December 31      December 31       December 31
                                    1998              1997              1998              1997
                             -----------        -----------      -----------       -----------
Land                              60,004             86,030            4,306              3,147
Construction work                108,332            153,737            1,237              3,331
                                 -------            -------            -----              -----
                                 168,336            239,767            5,543              6,478
Less - Advances from
 apartment purchasers             62,556             98,756              853              3,617
                                 -------            -------            -----              -----

                                 105,780            141,011            4,690              2,861
                                 =======            =======            =====              =====

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 8 - Land

      A.    Composition:

                                                Consolidated                        The Company
                              ------------------------------      -----------------------------
                              December 31        December 31      December 31       December 31
                                     1998               1997             1998              1997
                              -----------        -----------      -----------       -----------
Freehold land *                   250,809            201,632            4,072             9,471
Leasehold land                    237,519            221,320
Stores in completed
 buildings and other
 installations                      5,623              5,849
Parking lot and sports
 center                             3,450              3,477
Expenses relating to
 future stages of
 construction                       1,660              1,852

                              -----------        -----------      -----------       -----------

                                  499,061            434,130            4,072             9,471
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

      C.    Leasehold rights in land:

                                                        The lease           Cost
                                                       expires in
                                                       ----------     ----------

Capitalized leasehold                                        2048        236,573
Uncapitalized leasehold                                      2040           *946
                                                                      ----------

                                                                         237,519
                                                                      ==========

      * The land has not as yet been registered in the name of the Company at the Land Registry Office.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Deposits

      A.    Composition:

      (1)   In the consolidated balance sheet:

                          Interest                                         December 31
                              rate          December 31, 1998                     1997
                          --------  -------------------------------------  -----------
                                       Total         Current      Balance      Balance
                                 %                maturities
                          --------  -----------  -----------  -----------  -----------
      Loans to
       employees for
       issue of stock and
       realizing
       options(C)                2        7,892        2,955        4,937        3,493
      Deposits with
       banks -
      For the granting
       of loans to
       apartment
       purchasers                4           38           10           28           34
                                          -----        -----        -----        -----
                                          7,930        2,965        4,965        3,527
                                          =====        =====        =====        =====

      (2) In the company balance sheet:

      Loans to
       employees for
       issue of stock and
       realizing options                  4,857        1,620        3,237        2,840
                                          =====        =====        =====        =====

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 9 - Long-term Loans and Deposits (cont'd)

         D. Classification of long-term deposits and loans by years of maturity:

                                              Consolidated                 The Company
                                 -------------------------   -------------------------
                                 December 31   December 31   December 31   December 31
                                        1998          1997          1998          1997
                                 -----------   -----------   -----------   -----------
Within 12 months - current
 maturities                            2,965         1,333         1,620           789
                                       =====         =====         =====           ===

During second year                     2,482         1,162         1,620           789
During third year                      2,483         1,103         1,617           789
No date of redemption but no
 later than 2001                                     1,262                       1,262
                                       -----         -----         -----         -----
                                       4,965         3,527         3,237         2,840
                                       =====         =====         =====         =====

      E. Loans at a value of NIS 4,938 thousand are eligible for early repayment.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

      A.    Consolidated balance sheet

                                                                                   December 31
                                                 December 31, 1998                        1997
                                       ----------------------------------------    -----------
                                       Opening        Changes             Total          Total
                                       balance
                                       -------        -------          --------    -----------
1. Composition:

Affiliated companies

Shares at cost, include -
Adjusted net asset value at the
 date of acquisition (a)               101,650                         101,650         101,650

Initial difference, net                  3,488                           3,488           3,488
                                       -------                         -------         -------
                                       105,138                         105,138         105,138

Add -
The Company's share in the net
 post-acquisition profits               21,688           3,351          25,039          21,688

Amortization of initial
 difference                             (1,952)         (1,353)         (3,305)         (1,952)
                                       -------         -------         -------         -------

Book value of shares (b)               124,874           1,998         126,872         124,874
                                       -------         -------         -------         -------

Payment in respect of initial
 difference of subsidiary
 company (c)                             1,447                           1,447           1,447
Payment on account of share
 acquisition (d)                                        26,274          26,274
Other company                              431                             431             431
                                       -------         -------         -------         -------

                                       126,752          28,272         155,024         126,752
                                       =======         =======         =======         =======

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

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee Companies

      A.    Consolidated balance sheet (cont'd)

      2. The following are details pertaining to proportionally consolidated subsidiaries which were included in the consolidated financial statements of the company as at December 31, 1998 and 1997:

                                                           December 31     December 31
                                                                  1998            1997
                                                           -----------     -----------
      (a)   Balance sheet data

      Assets:
      Current assets                                               265             429
      Fixed assets                                              52,103          59,613
                                                           -----------     -----------

                                                                52,368          60,042
                                                           ===========     ===========

      Liabilities and shareholders' equity:
      Current liabilities                                        5,870           4,341
      Long-term liabilities                                     13,409
      Shareholders' equity                                      33,089          55,701
                                                           -----------     -----------

                                                                52,368          60,042
                                                           ===========     ===========

      (b)   Statements of earnings

                                             December 31    December 31    December 31
                                                    1998           1997           1996
                                             -----------    -----------    -----------
      Income:                                      3,706          3,842          3,229
                                             -----------    -----------    -----------
      Costs and expenses:
      Property maintenance                           355            482            413
      Administrative and general                     423            446            375
      Financing, net                                 370             81
      Depreciation                                   815            897            863
                                             -----------    -----------    -----------

                                                   1,963          1,906          1,651
                                             -----------    -----------    -----------

      Earnings before taxes                        1,743          1,936          1,578

      Taxes on income                                628            680            570

                                             -----------    -----------    -----------

                                                   1,115          1,256          1,008
                                             ===========    ===========    ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 10 - Investments in Investee and Other Companies (cont'd)

      B.    Company balance sheet

                                Subsidiaries        Affiliated       December 31       December 31
                                                     companies              1998              1997
                                                                            ----              ----
                                                                           Total             Total
                                ------------        ----------       -----------       -----------
Shares at cost, include -
Adjusted net asset value at
 date of acquisition                 365,526                             365,526           342,755
Initial difference, net (2)           12,722            19,631            32,353            27,427
                                   ---------            ------         ---------           -------

                                     378,248            19,361           397,879           370,182
Add -
The Company's share in net
 post-acquisition profits            688,625             3,730           672,355           603,448

Amortization of initial
 difference                           (1,576)           (2,499)           (4,075)           (2,256)
                                   ---------            ------         ---------           -------

Book value of shares (1)           1,045,297            20,862         1,066,159           971,374

Loan (3)                               1,020                               1,020

Other company                            431                                 431               431
                                   ---------            ------         ---------           -------

                                   1,046,748            20,862         1,067,610           971,805
                                   =========            ======         =========           =======

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

      (3) Payment on account of investment in Carmelton Group Ltd.- See Note 20C(6).

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets

      A.    Consolidated balance sheet:

                                   Leased          Land     Buildings  Plantations     Vehicles     Machinery
                               commercial      intended         under          and                        and
                                buildings       for the  construction   irrigation                  equipment
                               and office  construction                    network
                                 premises  of buildings                         (3)
                                      (1)        (1)(2)
                               ----------  ------------  ------------  ------------    ---------     ---------
Cost
Balance at beginning of year      995,590       264,658       150,918         8,429        6,080         7,870
Additions                         103,713        32,200        90,216                      1,791             5
Transfers                         102,111       (15,906)      (86,205)
Disposals                         (31,938)                                                (1,040)         (236)
                               ----------    ----------    ----------    ----------   ----------    ----------

Balance at end of year          1,169,476       280,952       154,929         8,429        6,831         7,639
                               ----------    ----------    ----------    ----------   ----------    ----------

Accumulated depreciation
Balance at beginning of year      315,300                                     7,432        2,644         7,091
Depreciation                       23,874                                                    888           272
Disposals                         (20,786)                                                  (631)         (236)
                               ----------                                ----------   ----------    ----------

Balance at end of year            318,388                                     7,432        2,901         7,127
                               ----------                                ----------   ----------    ----------

Depreciated cost
 as at December 31, 1998          851,088       280,952       154,929           997        3,930           512
                               ==========    ==========    ==========    ==========   ==========    ==========

Depreciated cost
 as at December 31, 1997          680,290       264,658       150,918           997        3,436           779
                               ==========    ==========    ==========    ==========   ==========    ==========

                                    Other         Total         Total
                                   assets


                                             December 31   December 31
                                                    1998          1997
                                    ------   -----------   -----------
Cost
Balance at beginning of year        11,225     1,444,770     1,268,085
Additions                              567       228,492       177,830
Transfers
Disposals                                        (33,214)       (1,145)
                                ----------    ----------    ----------

Balance at end of year              11,792     1,640,048     1,444,770
                                ----------    ----------    ----------

Accumulated depreciation
Balance at beginning of year         7,205       339,672       317,641
Depreciation                           913        25,947        22,760
Disposals                                        (21,653)         (729)
                                ----------    ----------    ----------

Balance at end of year               8,118       343,966       339,642
                                ----------    ----------    ----------

Depreciated cost
 as at December 31, 1998             3,674     1,296,082
                                ==========    ==========

Depreciated cost
 as at December 31, 1997             4,020                   1,105,098
                                ==========                  ==========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

      A.    Consolidated balance sheet: (cont'd)

      (1) Including rights in land aggregating NIS 459,118 thousand. The land is mainly registered in the names of the Company and the subsidiaries. Part of the land, of an adjusted cost of NIS 234,404 thousand, is freehold land of the Company and the subsidiaries. Another part, of an adjusted cost of NIS 234,717 thousand, is leasehold land, leased by subsidiaries (of which NIS 8,373 is an uncapitalized lease). The lease is for various periods up to 2042, with the option for extension for another 49 years. Part of the land has not yet been registered in the names of the companies, mainly because the land ownership rights have not yet been formalized in certain areas where some of the property is located.

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

B.       Company balance sheet

                                       Leased        Buildings         Vehicles           Other            Total              Total
                                     building            under                           assets
                                   and office     construction
                                     premises
                                                                                                       December 31       December 31
                                          (1)              (2)                                                1998              1997
                                   ----------     ------------         --------          --------     ------------        ----------
Cost

Balance at beginning of year           38,232           15,490              841               991           55,554            54,465
Additions                                                                                                                      1,089
Transfers                              15,490          (15,490)             290                78              368
Disposals                                                                  (266)                              (266)
                                      -------          -------          -------           -------          -------           -------

Balance at end of year                 53,722                               865             1,069           55,656            55,554
                                      -------          -------          -------           -------          -------           -------

Accumulated depreciation

Balance at beginning of year           22,611                               568               361           23,540            22,519
Depreciation                              781                               113               133            1,027             1,021
Disposals                                                                  (229)                              (229)
                                      -------                           -------           -------          -------           -------

Balance at end of year                 23,392                               452               494           24,338            23,540
                                      -------                           -------           -------          -------           -------
Depreciated cost as at
 December 31, 1998                     30,330                               413               575           31,318
                                      =======                           =======           =======          =======
Depreciated cost as at
 December 31, 1997                     15,620           15,490              274               630                             32,014
                                      =======          =======          =======           =======                            =======


(1)   Includes rights in land amounting to NIS 24,605 thousand.

(2) Land on which an office building is being constructed in a combination transaction.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 11 - Fixed Assets (cont'd)

C.    Rates of depreciation                                                  %
                                                                           -----
      Buildings                                                              4-2
      Plantations and irrigation plants                                    20-15
      Vehicles                                                                15
      Machinery and equipment                                              20-10
      Other assets                                                          33-6

Note 12 - Deferred Charges and Other Assets

                                           Cost  Accumulated
                                                 amortization                 Amortized cost
                                    -----------   -----------   -----------      -----------
                                    December 31   December 31   December 31      December 31
                                           1998          1998          1998             1997
                                    -----------   -----------   -----------      -----------
A.    Consolidated balance sheet

Deferred charges -
Capital raising expenses                 19,418        10,325         9,093           11,375
Deferred taxes in connection
 with unrealized profits from
 real estate transactions                 2,970         1,487         1,483            1,635
                                         ------        ------        ------           ------

Deferred charges                         22,388        11,812        10,576           13,010
                                         ------        ------        ------           ------

Other assets - initial difference         6,280         1,570         4,710            5,338
Deferred taxes for timing
 differences                              9,630                       9,630            7,963
                                         ------        ------        ------           ------

                                         15,910         1,570        14,340           13,301
                                         ------        ------        ------           ------

                                         38,298        13,382        24,916           26,311
                                         ======        ======        ======           ======

B.    The Company balance sheet

Deferred charges -
Taxes in connection with
 unrealized profits from
 real estate transactions                   734           355           379              410
                                         ======        ======        ======           ======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 13 - Advances from Purchasers of Apartments and Others, Net

                                              Consolidated                 The Company
                                 -------------------------   -------------------------
                                 December 31   December 31   December 31   December 31
                                        1998          1997          1998          1997
                                 -----------   -----------   -----------   -----------
      Advances                        72,263        43,302        17,236         9,796
                                      ------        ------        ------        ------

      Less -
            land                       6,586        14,338         4,708         3,147
            construction work         46,245        24,619         9,925         5,591
                                      ------        ------        ------        ------

                                      52,831        38,957        14,633         8,738
                                      ------        ------        ------        ------

                                      19,432         4,345         2,603         1,058
                                      ======        ======        ======        ======

Note 14 - Credit from Banking Entities

                                                                        Consolidated
                                           Terms of      ---------------------------
                                        linkage and      December 31     December 31
                                           interest             1998            1997
                                        -----------      -----------    ------------
      Overdraft                          Prime + 1%           14,483          10,511
      Import financing                 German marks            3,017           3,001
      Short-term loans                13.8% - 15.2%                           13,855
                                                              ------          ------

                                                              17,500          27,367
                                                              ======          ======

Note 15 - Suppliers and Subcontractors

                                                                          Consolidated
                                                           ---------------------------
                                                           December 31     December 31
                                                                  1998            1997
                                                           -----------     -----------
               Current accounts                                 10,107           6,108
               Checks and notes payable                          3,948           3,804
                                                                ------           -----

                                                                14,055           9,912
                                                                ======           =====

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 16 - Creditors and Credit Balances

                                                 Consolidated                   The Company
                                   --------------------------    --------------------------
                                   December 31    December 31    December 31    December 31
                                          1998           1997           1998           1997
                                   -----------    -----------    -----------    -----------
Sellers of land                         11,570            592
Income received in advance               4,779          3,834
Employees and other liabilities
 related to salaries                     6,762          4,470          1,865          1,704
Institutions                            26,906         21,200          8,942          7,489
Subsidiary - current account*                                                        19,724
Provision for completion of
 construction                           41,201         14,398          6,550          3,418
Liability relating to
 appreciation tax and
 consent fees                            8,254         10,317
Expenses payable                        13,139         16,474          1,712          1,129
Others                                  15,122          5,872            586          1,022
                                   -----------    -----------    -----------    -----------

                                       127,733         77,157         19,655         34,486
                                   ===========    ===========    ===========    ===========

* Bear annual interest at rates of 2% (1997 - bear annual interest at prime rate).

Note 17 - Deferred Taxes

      1.    Composition:

                 In respect of  In respect of   Other timing          Total          Total
                   depreciable       building    differences
                  fixed assets       projects                  December 31,    December 31,
                                less advances                          1998            1997
                 -------------  -------------   ------------   ------------    ------------
A.  Consolidated
Balance as at
 beginning of
 year                   (8,577)        (9,491)         7,776        (10,292)       (29,508)
Changes                 (3,510)        15,465           (673)        11,282         19,216
                       -------         ------          -----        -------        -------
Balance as at
 end of year           (12,087)         5,974          7,103            990        (10,292)
                       =======         ======          =====        =======        =======

B.  The Company
Balance as at
 beginning of
 year                       21          1,407            613          2,041          3,712
Changes                     (5)           (17)            62             40         (1,671)
                       -------         ------          -----        -------        -------
Balance as at
 end of year                16          1,390            675          2,081          2,041
                       =======         ======          =====        =======        =======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 17 - Deferred Taxes (cont'd)

      2.    The deferred taxes are stated as follows:

                                            Consolidated                   The Company
                              --------------------------    --------------------------
                              December 31    December 31    December 31    December 31
                                     1998           1997           1998           1997
                              -----------    -----------    -----------    -----------
Under current assets               15,906          5,537          3,845          3,384
Under other assets                  9,630          7,963
Under current liabilities                         (2,347)                          (49)
Under long-term liabilities       (24,546)       (21,445)        (1,764)        (1,294)
                              -----------    -----------    -----------    -----------

                                      990        (10,292)         2,081          2,041
                              ===========    ===========    ===========    ===========

Note 18 - Long-term Liabilities

      A.    Composition in the consolidated balance sheet:

                                                                Consolidated  Consolidated
                                         -----------------------------------  ------------
                                                           December 31, 1998          1997
                                         -----------------------------------  ------------
                                           Total       Current       Balance       Balance
                                                    maturities
                                         -------    ----------       -------  ------------
Convertible debentures                   248,325         7,856       240,469       248,254
Debentures (2)                            38,891         5,652        33,239        38,992
Liabilities to banks (3)                 230,645         9,169       221,476        99,941
Liabilities to provident funds (4)       161,171        30,050       131,121       123,750
Other liabilities (5)                     60,151                      60,151        63,601
                                         -------        ------       -------       -------

                                         739,183        52,727       686,456       574,538
                                         =======        ======       =======       =======

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      A.    Composition: (cont'd)

      2.    Debentures

      Composition:

                                                                    Consolidated
                                                --------------------------------
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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      A.    Composition: (cont'd)

      3.    Liabilities to banks

                                                           December 31    December 31
                     Interest                     Current         1998           1997
                         rate         Total    maturities
                     --------                                   -------       -------
                            %                                   Balance       Balance
                     --------       -------    ----------       -------       -------
Consolidated
 balance sheet     4.7 - 4.95       230,645         9,169       221,476        99,941
                                    =======       =======       =======       =======

      4.    Liabilities to provident funds

Consolidated
 balance sheet            4.9       161,171        30,050       131,121       123,750
                                    =======       =======       =======       =======

      The liabilities at (3) and (4) are linked to the consumer price index.

      5.    Other long-term liabilities

            The liability is non-interest bearing and is linked to the construction input index see Note 20C(5).

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 18 - Long-term Liabilities (cont'd)

      C.    Classification of long-term liabilities by years of maturity

                                                Consolidated               The Company
                                   -------------------------  ------------------------
                                   December 31   December 31  December 31  December 31
                                          1998          1997         1998         1997
                                   -----------   -----------  -----------  -----------
      Within 12 months -
       current maturities               52,727        47,943        2,191        2,609
                                   ===========   ===========  ===========  ===========

      During second year               154,167        52,147        2,191        2,200
      During third year                110,682       142,600        2,191        2,200
      During fourth year               110,659        86,240        2,192        2,200
      During fifth year                 84,573        81,975                     2,198
      Beyond fifth year till 2005      166,224       147,975
      Without redemption date*          60,151        63,601
                                   -----------   -----------  -----------  -----------

                                       686,456       574,538        6,574        8,798
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

      B.    Composition:

                                                Consolidated               The Company
                                   -------------------------  ------------------------
                                   December 31   December 31  December 31  December 31
                                          1998          1997         1998         1997
                                   -----------   -----------  -----------  -----------
      Liability in respect of
       employee severance*               9,302         8,145          457          474
      Less - amounts funded*             5,860         5,579          457          474
                                   -----------   -----------  -----------  -----------

                                         3,442         2,566           --           --
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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 20 - Contingent Liabilities and Commitments

      A.    Contingent liabilities

                                                        Consolidated               The Company
                                           -------------------------  ------------------------
                                           December 31   December 31  December 31  December 31
                                                  1998          1997         1998         1997
                                           -----------   -----------  -----------  -----------
      1.    Guarantees Granted

      (a)   In respect of dwelling
            purchase insurance                      55           288           55          288

      (b)   On behalf of subsidiaries
            in respect of -
            Performance guarantees                                            229          225
            Debentures                                                     38,891       44,665

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 21 - Income from Construction and Other Sources

                                      Consolidated                                   The Company
                     ------------------------------------------------        -----------------------------
                      Year ended        Year ended         Year ended         Year ended        Year ended
                     December 31       December 31        December 31        December 31       December 31
                            1998              1997               1996               1998              1997
                     -----------       -----------        -----------        -----------       -----------
Apartments,
 stores and land         302,969           259,479            213,055             50,563            57,746
Air-conditioning
 systems and
 others                   30,783            31,561             35,569
Citrus crop                1,013             1,116              1,282
                     -----------       -----------        -----------        -----------       -----------

                         334,765           292,156            249,906             50,563            57,746
                     ===========       ===========        ===========        ===========       ===========

Note 22 - The Company's Equity in the Net Earnings of Investee Companies

                                                         Consolidated                                            The Company
                     ------------------------------------------------        -----------------------------------------------
                      Year ended        Year ended         Year ended         Year ended        Year ended        Year ended
                     December 31       December 31        December 31        December 31       December 31       December 31
                            1998              1997               1996               1998              1997              1996
                     -----------       -----------        -----------        -----------       -----------       -----------
The Company's
 equity net, in the
 earnings of
 investee
 companies                 7,935             7,824             14,325            113,569            66,578            69,468
Portion of initial
difference
 amortized                (1,353)             (709)              (537)            (1,819)           (1,222)             (363)
                     -----------       -----------        -----------        -----------       -----------       -----------

                           6,582             7,115             13,788            111,750            65,356            69,105
                     ===========       ===========        ===========        ===========       ===========       ===========

Includes dividend
 received                  4,389             8,534              8,852             44,662            18,242            13,861
                     ===========       ===========        ===========        ===========       ===========       ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 23 - Income from Investments and Fixed Assets

                                                      Consolidated                                   The Company
                         -----------------------------------------    ------------------------------------------
                          Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                         December 31    December 31    December 31    December 31    December 31     December 31
                                1998           1997           1996           1998           1997            1996
                         -----------    -----------    -----------    -----------    -----------     -----------
Gains on
 realization of
 investments in
 investee
 companies                                  11,028             58                           665              58
Gains on sale
 of fixed
 assets and land             70,715            (43)         3,029             15                             23
                         ----------     ----------     ----------     ----------     ----------      ----------

                             70,715         10,985          3,087             15            655              81
                         ==========     ==========     ==========     ==========     ==========      ==========

Note 24 - Income from Securities, Financing and Other Income

                                                      Consolidated                                   The Company
                         -----------------------------------------    ------------------------------------------
                          Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                         December 31    December 31    December 31    December 31    December 31     December 31
                                1998           1997           1996           1998           1997            1996
                         -----------    -----------    -----------    -----------    -----------     -----------
Gains relating to
 marketable
 securities -
Appreciation
 (depreciation)
 in value                      3,126          3,463          1,300            (12)            27              25
Interest from
 securities                    2,514          1,923          1,118             14             15              15
                         -----------    -----------    -----------    -----------    -----------     -----------
                               5,640          5,386          2,418              2             42              40

Interest -
 From banks
  and others                   3,378          4,938          3,298                            64
 From investee
  companies                                                                    27              4             815
Management
 fees                          1,935          1,671          1,628          1,926          2,116           1,841
Other income                   1,729            801            175
                         -----------    -----------    -----------    -----------    -----------     -----------

                              12,682         12,796          7,519          1,955          2,226           2,696
                         ===========    ===========    ===========    ===========    ===========     ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 25 - Construction and Other Costs

                                      Consolidated                                   The Company
                     ------------------------------------------------        -----------------------------
                      Year ended        Year ended         Year ended         Year ended        Year ended
                     December 31       December 31        December 31        December 31       December 31
                            1998              1997               1996               1998              1997
                     -----------       -----------        -----------        -----------       -----------
Apartments,
 shops and land:
Construction
 expenses                180,261           140,790            112,113             34,087            36,879
Land                      54,755            37,062             23,232              5,086             6,301
Change in
 inventories of
 apartment and
 shops                   (19,704)            5,265              6,141             (5,846)           (1,439)
                     -----------       -----------        -----------        -----------       -----------
                         215,312           183,117            141,486             33,327            41,741
                     -----------       -----------        -----------        -----------       -----------

Air conditioning
 systems and
 others:
Materials and
 installation*            31,904            28,124             28,840
Change in
 inventories of
 air-conditioning
 and other
 equipment                (5,823)                2              3,904
                     -----------       -----------        -----------
                          26,081            28,126             32,744
                     -----------       -----------        -----------
Citrus crops -
Cultivating and
 picking
 expenses                  1,407             1,377              1,319
                     -----------       -----------        -----------

                         242,800           212,620            175,549             33,327            41,741
                     ===========       ===========        ===========        ===========       ===========

*  Including
 depreciation                695               734                604
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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 27 - Selling and Marketing

                                                      Consolidated                   The Company
                         -----------------------------------------    --------------------------
                          Year ended     Year ended     Year ended     Year ended     Year ended
                         December 31    December 31    December 31    December 31    December 31
                                1998           1997           1996           1998           1997
                         -----------    -----------    -----------    -----------    -----------
Salaries and
 related
 expenses                      1,676          1,697         1,441
Advertising and
 others                        3,705          3,729         2,705             266            953
                         -----------    -----------    -----------    -----------    -----------
                               5,381          5,426         4,146             266            953
                         ===========    ===========    ===========    ===========    ===========


Note 28 - Depreciation and Amortization

                                                      Consolidated                                   The Company
                         -----------------------------------------    ------------------------------------------
                          Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                         December 31    December 31    December 31    December 31    December 31     December 31
                                1998           1997           1996           1998           1997            1996
                         -----------    -----------    -----------    -----------    -----------     -----------
Depreciation                  24,811         22,025         19,738          1,028          1,021           1,340
Amortization                   3,064          2,429          1,835             31             29              31
                         -----------    -----------    -----------    -----------    -----------     -----------
                              27,875         24,454         21,573          1,059          1,050           1,371
                         ===========    ===========    ===========    ===========    ===========     ===========

Note 29 - Financing Expenses

                                                      Consolidated                                   The Company
                         -----------------------------------------    ------------------------------------------
                          Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                         December 31    December 31    December 31    December 31    December 31     December 31
                                1998           1997           1996           1998           1997            1996
                         -----------    -----------    -----------    -----------    -----------     -----------
To investee
 companies                                                                    936          1,177           3,372
In respect of
 debentures                    7,382          8,467          4,394
To banks and
 others                       18,562         17,678         13,499            100                             21
To income tax
 authority                       376              5              8            251
                         -----------    -----------    -----------    -----------    -----------     -----------
                              26,320         26,150         17,901          1,287          1,177           3,393
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

                                                               Consolidated                                   The Company
                                  -----------------------------------------    ------------------------------------------
                                   Year ended     Year ended     Year ended     Year ended     Year ended      Year ended
                                  December 31    December 31    December 31    December 31    December 31     December 31
                                         1998           1997           1996           1998           1997            1996
                                  -----------    -----------    -----------    -----------    -----------     -----------
Adjusted income before taxes
 per statement of earnings            218,984        147,014        141,607        128,382         79,984         66,901
Statutory tax rate (%)                     36             36             36             36             36             36
                                     --------       --------       --------       --------       --------       --------

Theoretical tax on the adjusted
 earnings                              78,834         52,925         50,978         46,217         28,794         23,793
Tax additions (savings) from:
Company's equity in the net
 earnings of investee companies        (2,370)        (2,561)        (4,963)       (40,230)       (23,527)       (24,878)
Realization of investments
 in and gain on issue of
 capital by investee companies                        (2,130)           (21)                         (236)           (29)
Expenses not  recognized  for
 tax purposes :
Depreciation and amortization           2,187          3,383          2,949            220            235            352
Others                                     51            162            162             30            152            128
Inflationary erosion of advance
 tax payments                           1,824            612          1,170            243              1             10
Income subject to reduced tax
 rates                                (12,785)          (268)          (995)
Losses carried forward from
 prior years                           (1,148)        (2,279)        (3,352)
Losses for which deferred taxes
 were not provided (mainly
 from securities)                      (1,277)        (1,233)         1,332
Outside shareholder interest in
 joint venture                             35             (2)          (180)
Other - mainly difference in
 inflationary adjustment
 principles for financial
 reporting purposes and for
 tax purposes                             131         (1,543)          (864)           (27)         1,142           (371)
Adjustments relating to
 prior years                             (605)           219            100           (177)                          (12)
                                     --------       --------       --------       --------       --------       --------
                                       64,877         47,285         46,316          6,276          6,561         (1,007)
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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 32 - Private Placement and Issue of Subsidiary (cont'd)

      B.    Issues by subsidiaries (cont'd)

      3. In the month of September 1997, the subsidiary, Bayside Land Corporation Ltd., effected an issue to the public of registered debenture in the amount of NIS 130,005 thousand N.V. The debentures bear interest of 2.5% p.a., are linked to the consumer price index and are convertible until August 31, 2001. (See Note 18A (1)(c)).

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
                                                       ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal Historical Values - The Company (cont'd)

      B.    Statements of Earnings for the Year Ended December 31

                                                       1998      1997      1996
                                                    -------   -------    ------
      Income
      Rentals and warehousing                         9,378     7,643     6,827
      From construction                              47,022    49,084
      The Company's equity in the net
       earnings of investee companies, net          126,946    72,255    86,417
      Gains from investments and fixed assets            28     1,904        22
      Income from securities, financing
       and others income                              2,448     2,770     3,603
                                                    -------   -------    ------

                                                    185,822   133,626    96,869
                                                    -------   -------    ------

      Costs and expenses
      Construction                                   30,665    34,669
      Administrative, selling and others              8,307     8,014     6,340
      Property maintenance (excluding depreciation)   1,005       763       733
      Depreciation and amortization                     213       147       146
      Property taxes on land                            510       817       864
      Interest and linkage differences                3,966     4,214     9,720
                                                    -------   -------    ------

                                                     44,666    48,624    17,803
                                                    -------   -------    ------

      Earnings before taxes on income               141,156    85,002    79,066
      Taxes on income                                 4,853     5,005    (1,036)
                                                    -------   -------    ------

      Net earnings for the year                     136,303    79,907    80,102
                                                    =======   =======    ======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 34 - Condensed Financial Statements in Nominal Historical Value - The Company (cont'd)

      C.    Statement of Shareholders' Equity

                                       Share    Capital    Retained      Total
                                     capital    surplus    earnings
                                     -------    -------    --------     -------
      Balance as at
       January 1, 1996                3,546     17,409     301,585      322,540

      Net earnings for the year
       ended December 31, 1996                              80,102       80,102
      Capital issue                     557     71,287                   71,844
      Proposed dividend - 280%                             (11,500)     (11,500)
                                      -----     ------     -------      -------
      Balance as at
       December 31, 1996              4,103     88,696     370,187      462,986

      Net earnings for year ended
       December 31, 1997                                    79,907       79,907
      Exercised option warrants          26      3,930                    3,956
      Proposed dividend - 412%                             (17,000)     (17,000)
                                      -----     ------     -------      -------

      Balance at December 31, 1997    4,129     92,626     433,094      529,849

      Net earnings for current year                        136,303      136,303
      Exercised option warrants          15      4,118                    4,133
      Proposed dividend - 482.7%                           (20,000)     (20,000)
                                      -----     ------     -------      -------

                                      4,144     96,744     549,397      650,285
                                      =====     ======     =======      =======

      D.    Share capital (cont'd)

      1.    Composition

                                            December 31, 1998        December 31, 1997
                                       ----------------------  -----------------------
                                       Authorized      Issued  Authorized       Issued
                                       ----------  ----------  ----------   ----------
                                              NIS         NIS         NIS          NIS
                                       ----------  ----------  ----------   ----------
      Ordinary shares of a par value
       of NIS 1 each (registered) -
      Listed on the Tel-Aviv
       Stock Exchange                   6,000,000   4,143,615   6,000,000    4,128,965
                                       ==========  ==========  ==========   ==========

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

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements

      1.    Balance Sheet

                                                                    Consolidated
                                                    ----------------------------
                                                    December 31      December 31
                                                           1998             1997
                                                    -----------      -----------
      Current Assets

      Cash and cash equivalents                         102,985          155,017
      Short-term deposits and loans                       3,547            1,628
      Marketable securities                              13,223           35,509
      Trade receivables                                  49,091           20,501
      Other receivables and debit balances               62,602           30,844
      Apartments and other inventories                   62,805            5,482
      Building projects under construction               75,373          100,919
                                                      ---------        ---------

                                                        369,626          350,080
                                                      ---------        ---------

      Land                                              393,781          319,774
                                                      ---------        ---------

      Long-term Deposits                                  4,965            3,247
                                                      ---------        ---------

      Investments
      In investee companies                             120,769          102,505
                                                      ---------        ---------

      Fixed Assets

      Buildings, land and other                       1,109,056          856,560

      Less/ - Accumulated depreciation                  118,248          113,619
                                                      ---------        ---------

                                                        990,808          742,941
                                                      ---------        ---------

      Deferred Charges and Other  Assets                 85,801           65,419
                                                      ---------        ---------

                                                      1,965,750        1,583,966
                                                      =========        =========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      1.    Balance Sheet (cont'd)

                                                                      Consolidated
                                                         -------------------------
                                                         December 31   December 31
                                                                1998          1997
                                                         -----------   -----------
Current Liabilities

Advances from purchasers of apartments and others, net        21,071        11,965
Credit from banks                                             19,900        28,955
Current maturities of long-term liabilities                   53,405        44,138
Suppliers and sub-contractors                                 14,055        22,379
Creditors and credit balances                                130,545        57,968
Deferred taxes                                                                 105
Proposed dividend                                             29,768        23,107
                                                           ---------     ---------

                                                             268,744       188,617
                                                           ---------     ---------

Long-term Liabilities

Long-term loans                                              723,734       551,475
Deferred taxes                                                 1,099         1,284
Liability in respect of employee  severance benefits           3,442         2,362
                                                           ---------     ---------

                                                             728,275       555,121
                                                           ---------     ---------

Minority interest                                            217,513       212,329
                                                           ---------     ---------
Receipt on account of option warrants in a subsidiary          8,665         8,665
                                                           ---------     ---------

Shareholders' Equity
Share capital                                                 81,327        81,312
Capital surplus                                               96,670        92,684
Retained earnings                                            564,556       445,238
                                                           ---------     ---------

                                                             742,553       619,234
                                                           ---------     ---------

                                                           1,965,750     1,583,966
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

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      2.    Statement of Earnings for the Year Ended December 31

                                                                            Consolidated
                                                 ---------------------------------------
                                                 December 31   December 31   December 31
                                                        1998          1997          1996
                                                 -----------   -----------   -----------
Income
Rentals and warehousing                              150,363       135,647       114,593
From construction and other sources                  314,527       254,702       201,753
The Company's equity in the net
 earnings of investee companies                       13,231        12,435        16,710
Gains on sale of investments and fixed assets         77,163        12,652         2,780
Income from securities, financing and others          19,353        18,664        20,810
                                                 -----------   -----------   -----------
                                                     574,637       434,100       356,646
                                                 -----------   -----------   -----------
Cost and expenses
Construction and other costs                         206,232       176,030       135,188
Administrative, selling and others                    42,747        36,913        32,123
Property maintenance (excluding  depreciation)        12,827        11,231         9,598
Depreciation and amortization                         18,114        14,570        10,854
Property taxes on land                                 8,066         8,510         6,617
Financing (*)                                         76,042        48,699        34,239
                                                 -----------   -----------   -----------
                                                     364,028       295,953       228,619
                                                 -----------   -----------   -----------

Earnings before taxes on income                      210,609       138,147       128,027
Taxes on income                                       36,518        23,415        20,324
                                                 -----------   -----------   -----------

Earnings after taxation                              174,091       114,732       107,703

Less/ - Minority interest in earnings                 34,773        30,136        30,157
                                                 -----------   -----------   -----------

Net earnings                                         139,318        84,596        77,546
                                                 ===========   ===========   ===========

Earnings Per Share
Primary earnings per share of NIS 1.00 par
 value (in NIS)                                        33.62         20.53         19.92
                                                 ===========   ===========   ===========
Diluted earning per share                              32.66         19.72         19.58
                                                 ===========   ===========   ===========

      * A subsidiary engaged in construction work, purchased real estate rights for construction projects. These investments were financed by bank loans and by other Group companies, in a total amount of NIS 131 million. The financing expenses relating to such loans, which amounted to NIS 17,400 thousands during the year ended December 31, 1996, were attributed in these statements to the cost

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

            of the real estate, resulting in an increase in the net earnings for the year ended December 31, 1996 of NIS 11,136 thousands.

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      B.    Condensed Financial Statements (cont'd)

      3.    Statement of Shareholders' Equity

                                         Share   Capital   Retained     Total
                                       capital   surplus   earnings
                                       -------   -------   --------    --------
      Balance as at
       January 1, 1996                 80,729    16,700    311,596    409,025

      Net earnings for
       the year ended
       December 31, 1996                                    77,546     77,546

      Issue of share                      558    71,287                71,845

      Paid-in capital
       stock options, net                           473                   473

      Proposed dividend,
       net - 280%                                          (11,500)   (11,500)
                                       ------    ------    -------    -------
      Balance as at
       December 31, 1996               81,287    88,460    377,642    547,389

      Net earnings for the year
       ended December 31, 1997                              84,596     84,596

      Issue of Shares                      25     3,930                 3,955

      Paid in capital options, net                  294                   294

      Proposed dividend, net - 412%                        (17,000)   (17,000)
                                       ------    ------    -------    -------
      Balance as at
       December 31, 1997               81,312    92,684    445,238    619,234
                                       ------    ------    -------    -------

      Net earnings for the year
       ended December 31, 1998                             139,318    139,318

      Issue of Shares                      15     3,505                 3,520

      Paid in capital options, net                  481                   481

      Proposed dividend, net - 482.7%                      (20,000)   (20,000)
                                       ------    ------    -------    -------
      Balance as at
       December 31, 1998               81,327    96,670    564,556    742,553
                                       ======    ======    =======    =======

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Note 35 - Statements for Incorporation in the Financial Statements of PEC
          (cont'd)

      C. Adjustment of the nominal historical income to the income for the purpose of PEC:

                                                                     Consolidated
                                          ---------------------------------------
                                          December 31   December 31   December 31
                                                 1998          1997          1996
                                          -----------   -----------   -----------
Nominal historical net income as per
 the statement of earnings                    136,303        79,907        80,102

Adjustment of differences relating to
 the following items:                           3,365         1,245           405

Advances from apartment purchasers                                           (195)
Construction work and land                      1,271          (544)       (2,677)
The Company's equity in the net earnings
 of investee companies                          2,974           657        (1,355)
Income from investments and fixed assets       (3,177)       (1,881)           19
Financing                                      (2,567)          854        (2,609)
Depreciation and amortization                  (3,073)       (3,169)       (3,287)
Deferred taxes                                  6,859         9,113         8,370
Minority interest in earnings                    (125)       (1,758)         (701)
Others                                         (2,512)          172          (526)
                                          -----------   -----------   -----------
Net income for the special purpose
 statement of earnings                        139,318        84,570        77,546
                                          ===========   ===========   ===========

                      Property and Building Corporation Limited and Subsidiaries

Notes to the Financial Statements as at December 31, 1998 (in NIS thousands)
--------------------------------------------------------------------------------

Annex - Percentage of Holding in Investee Companies as at December 31, 1998

                                                         1998                    1997
                                        ----------------------  ----------------------
                                        Percent of holding (1)  Percent of holding (1)
                                        ----------------------  ----------------------
                                           Voting     Equity        Voting     Equity
                                        ---------     ------    ----------     ------
                                                %          %             %          %
                                        ---------     ------    ----------     ------
      Subsidiary companies

      Bayside Land Corporation Ltd.*(2)     73.74      67.44         70.58      64.42
      Hadarim Properties Ltd.(3)            90.00      90.00         90.00      90.00
      Naveh Building & Development Ltd.     90.00      90.00         90.00      90.00
      "Gad" Building Company Ltd.           90.00      90.00         90.00      90.00
      "Ispro" The Israeli Properties
       Rental Corp. Ltd.                    73.94      73.94         66.38      66.38
      Shadar Building Company Ltd.            100        100           100        100
      Merkaz Herzlia "A" Ltd.                 100        100           100        100
      Merkaz Herzlia "B" Ltd.(4)              100      74.16           100        100
      "Hon" Investment and Trust
       Company Ltd.                           100        100           100        100
      Property and Building
       (Finance 1986) Ltd.                    100        100           100        100
      Aclim 2000 for Ecology Ltd.             100        100           100        100
      "Gilat" Building and Housing
       in Development Areas Ltd.              100        100           100        100
      Nichsei Nachalat Beit
       Hashoeva B.M                           100        100           100        100
      Em Hamoshavot - Hatzafon
       Hachadash                              100        100           100        100

      Affiliated companies

      Science Based Industries                 50         50            50         50
       Campus Ltd.
      Mehadrin Ltd.                         34.96      34.96         34.96      34.96
      Bartan Holdings and
       Investment Ltd.                      30.93      30.93         30.93      30.93
      K.B.A Townbuilders Group Ltd.(7)      23.13      23.13         23.13      23.13
      Carneltan Group Ltd.                  20.00      20.00

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