Form 10-K405/A
period 1998-12-31
PEC ISRAEL ECONOMIC CORP
filed 1999-09-21
CIK 76888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                      NO. 5

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

For the transition period from _____________________ to _____________________

                          Commission file number 1-8707

                         PEC ISRAEL ECONOMIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MAINE                               13-1143528
    ---------------------------------     ---------------------------------
      (State or other jurisdiction                (I.R.S. employer
    of incorporation or organization)            identification no.)

   511 FIFTH AVENUE, NEW YORK, NEW YORK                 10017
----------------------------------------  ---------------------------------
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

      As of March 26, 1999, 18,362,188 shares of Common Stock were outstanding.

      The Registrant, PEC Israel Economic Corporation ("PEC" or the "Company"), hereby amends Item 14(a)(2)(f) of Part IV of PEC's Annual Report on Form 10-K for the year ended December 31, 1998, as previously amended, by (i) replacing the report of certified public accountants with respect to the financial statements of Ham-Let (Israel-Canada) Limited ("Ham-Let") for the year ended December 31, 1998 with the report of certified public accountants set forth on the next page with respect to the financial statements of Ham-Let for the year ended December 31, 1998 filed pursuant to Rule 2-05 of Regulation S-X and
(ii) adding the reports of certified public accountants with respect to the financial statements of the following entities filed pursuant to Rule 2-05 of Regulation S-X:

            For the year ended December 31, 1998:

            Ham-Let (UK) Fittings and Valves Limited, a subsidiary of
              Ham-Let.

            For the year ended December 31, 1997:

            Retail Chains Hungary Kereskedelmi Kft., a subsidiary of Super-
              Sol Ltd.

                    [LETTERHEAD OF JUNGERMAN, GILBOA, SILBER
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)]


                      Auditors' Report to the Shareholders
                                       of
                         HAM-LET (ISRAEL-CANADA) Limited

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

We did not audit the financial statements of consolidated companies, whose assets constitute approximately 17% and approximately 18% of total consolidated assets as of December 31, 1998 and 1997, respectively, and whose revenues constitute approximately 73%, 73%, and 42% of total consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The financial statements of these companies were audited by other auditors, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included in respect of these companies, is based on the reports of the other auditors.

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

                                           /s/ Jungerman, Gilboa, Silber
                                           Jungerman, Gilboa, Silber
                                           Certified Public Accountants (Israel)

Tel Aviv, 22 March 1999

                     [Letterhead of PricewaterhouseCoopers]


AUDITORS' REPORT TO THE MEMBERS OF
HAM-LET (UK) FITTINGS AND VALVES LIMITED

We have audited the financial statements on pages 5 to 12 which have been prepared under the historical cost convention and the accounting policies set out on page 7.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

The directors are responsible for preparing the Annual Report, including as described on page 3 the financial statements. Our responsibilities as independent auditors, are established by statute, the Auditing Practices Board and our profession's ethical guidance.

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the Companies Act. We also report to you if, in our opinion, the directors' report is not consistent with the financial statements, if the company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit or if information specified by law regarding directors' remuneration and transactions is not disclosed.

BASIS OF AUDIT OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs at 29 December 1998 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers

Chartered Accountants
and Registered Auditors                               17 April 1999

                       [Letterhead of KPMG Hungaria Kft.]


                        Report of the Independent Auditor
                             to the Shareholders of
                     Retail Chains Hungary Kereskedelmi Kft.
                               (Under Liquidation)

We have audited the accompanying financial statements of the net assets in liquidation of Retail Chains Kft. ("the Company") as of December 31, 1997, and the related statements of the changes in net assets in liquidation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As stated in Note 1 to the aforementioned financial statements, the company ceased its operations and resolved to voluntarily liquidate. As a result of this resolution, the company changed its accounting policy and commenced on reporting based on the accepted accounting principles relating to a business in liquidation.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the value of net assets in liquidation of the Company as of December 31, 1997, and the changes in net assets in liquidation, changes in shareholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in Israel relating to a business in liquidation.

February 16, 1998

KPMG Hungaria Kft.

/s/ MICHAEL KEVEHAZI

Michael Kevehazi
Partner

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEC Israel Economic Corporation


                                    By: /s/JAMES I. EDELSON
                                        ----------------------------
DATE: September 21, 1999                James I. Edelson
                                        EXECUTIVE VICE PRESIDENT AND
                                                 SECRETARY